Form 10QSB
PARADISE INC
filed 1995-05-23
CIK 76149

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549


         QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF

            THE SECURITIES AND EXCHANGE ACT OF 1934


For the Quarterly Period Ended March 31, 1995      Commission File No. 0-3026


                         PARADISE, INC.

INCORPORATED IN FLORIDA                 IRS IDENTIFICATION NO. 59-1007583

1200 DR. MARTIN LUTHER KING, JR. BLVD., PLANT CITY, FLORIDA 33566

                         (813) 752-1155




"Indicate by check mark whether the registrant has filed all annual, quarterly and other reports required to be filed with he Commission within the past 90 days and in addition has filed the most recent annual report required to be
filed.  Yes   X      No ___."

"Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the last practicable date."



                             Class
Outstanding as of March 31,



1995
1994


Common Stock
$0.30 Par Value

519,170 Shares

519,170 Shares

THIS DOCUMENT IS A COPY OF THE 10-QSB PREVIOUSLY FILED ON MAY 15, 1995 PURSUANT TO A TEMPORARY HARDSHIP EXEMPTION






                 PART I - FINANCIAL INFORMATION
ITEM 1 - Financial Statements
                  CONSOLIDATED BALANCE SHEETS


                        AS OF MARCH 31,



                             ASSETS
                              1995
                               1994


CURRENT ASSETS




   Cash and Unrestricted Demand Deposits
$   130,436
$   498,019


   Accounts and Notes Receivable, Less
         Allowances of $-0- (1995 & 1994)

804,086

1,012,085


   Inventories
         Raw Materials

2,110,516

2,267,780


         Work in Process
11,454
12,546


         Finished Goods
3,760,100
4,843,729


   Prepaid Expenses and Other Current Assets
431,869
336,457


   Deferred Income Tax Asset
201,367
517,038


   Income Tax Refund Receivable
99,914
0


                    TOTAL CURRENT ASSETS
7,549,742
9,487,653


   Real Estate Investment, at Cost
261,848
261,848


   Property, Accumulated Depreciation of
     $11,489,704 (1995) and $10,785,199 (1994)

5,604,473

6,067,305


   Deferred Charges and Other Assets
160,494
169,242


TOTAL ASSETS
$ 13,576,558
$ 15,986,049


              LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES




   Notes and Trade Acceptances Payable
$  2,492,752
$  5,478,733


   Current Portion of Long-Term Debt
2,058,227
537,204


   Accounts Payable
1,551,882
912,038


   Accrued Liabilities
694,406
646,843


   Federal and State Income Taxes Payable
0
0


                    TOTAL CURRENT LIABILITIES
6,797,267
7,574,818

ITEM 1 - Financial Statements (Continued)





LONG TERM DEBT, NET OF CURRENT PORTION
64,901
2,119,714


DEFERRED INCOME TAX LIABILITY
605,862
655,182


TOTAL LIABILITIES
7,468,030
10,349,714


STOCKHOLDER'S EQUITY
   Common Stock: Auth; 2,000,000 shs. @ $.30
       Par Val; Issued 582,721 (1995 & 1994)


174,926


174,916


   Capital in Excess of Par Value
1,288,793
1,288,793


   Retained Earnings
4,919,013
4,446,831


   Less: 63,551 shares (1995 & 1994) at Cost, Held in Treasury
(274,205)
(274,205)


TOTAL STOCKHOLDER'S EQUITY
6,108,528
5,636,335


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
$ 13,576,558
$ 15,986,049








               CONSOLIDATED STATEMENTS OF INCOME



                      FOR THE THREE MONTHS
                        ENDED MARCH 31,



                              1995
                               1994


Net Sales
1,256,491
2,328,496


Costs and Expenses
   Cost of Goods Sold
791,889
1,811,588


   Selling, General and Admin. Expense
497,220
657,186


   Depreciation and Amortization
193,873
206,593


   Interest Expense - Long Term
59,620
64,074


   Interest Expense - Short Term
40,363
48,666


                    Total Expenses
1,582,965
2,788,106


   Other Income
9,595
21,010


   Earnings (Loss) from Operations
         Before Provision for Income Taxes

(316,880)

(438,600)


   Provision for Income Taxes
0
0


   Net Earnings (Loss)
(316,880)
(438,600)


   Earnings (Loss) per Common Share

(0.61)
(0.84)

ITEM 1 - Financial Statements (Continued)


             CONSOLIDATED STATEMENTS OF CASH FLOWS



                      FOR THE THREE MONTHS
                        ENDED MARCH 31,



                              1995
                               1994


CASH FLOWS FROM OPERATING ACTIVIES:
   Net Earnings (Loss)

$   (316,880)

$   (438,600)


   Adjustments to Reconcile Net Earning (Loss) to Net Cash
      Provided by (Used in) Operating Activities:
      Increase in Net Deferred Income Tax Liaiblity



672


      Depreciation and Amortization
193,873
206,023


      Decrease (Increase) in:
               Accounts Receivable

1,107,356

644,366


               Inventories
(2,077,802)
(1,936,687)


               Prepaid Expenses
200,245
213,737


      Increase (Decrease) in:
              Accounts Payable

974,842

537,702


              Accrued Expense
(766,015)
(260,746)


   Net Cash (Used in) Operating Activities
(684,381)
(1,032,833)


CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of Property and Equipment

(147,081)

(69,421)


                         Net Cash Used in Investing Activities
(147,081)
(69,421)


CASH FLOWS FROM FINANCING ACTIVITIES:
   Net Proceeds (Repayments) of Short-term Debt

321,116

1,074,257


   Principal Payments of Long-term Debt
(117,800)
(161,725)


   Decrease (Increase) in Other Assets
16,803
13,887


   Increase in Common Stock
110



   Decrease in Dividends Payable
(4,655)



                         Net Cash Used in Financing Activities
215,574
926,419


                                Net Increase (Decrease) in Cash
(615,888)
(175,835)


CASH at Beginning of Period
746,324
673,854


CASH at End of Period
$    130,436
$    498,019


Item 1-  Financial Statements (Continued)

(g) Earnings per common share, assuming no dilution, are based on the weighted average number of shares outstanding during the period:519,170 (1995 and 1994).

(h) The foregoing information is unaudited but, in the opinion of management, includes all adjustments consisting of normal accruals, necessary for a fair presentation of the results for the period reported.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

All interim Management Discussions begin with he caveat that only a full year's accounting offers a reasonable basis for judging operating results. That is because of the extremely seasonal nature of the Company's core business, glace' glace fruit in which approximately 80% of annual sales are concentrated between the second week of September and the first week in November each year.

However, in order to make timely deliveries of this holiday confection, the Company must manufacture and build inventories of about 10 months out of the year. During these months, there is relatively little income to offset expenses, and growing losses on operations are common until the late third or early fourth quarters.

The seasonal nature of sales, together with annual variations in the timing of the harvest of fruit raw materials, result in differing intensities of operations from one quarter to the next. Therefore, it is the opinion of management that analysis of the relationship between quarters is not productive, so this discussion is limited to a comparison of the current reporting period with the like period during the preceding year.

Briefly stated, the Company operated four segments of business during 1994 (with the percentage of total 1994 sales given in parentheses): candied fruit (75%), molded plastics (15%), edible nuts (3%), and fresh and frozen strawberry products (7%). Total net sales aggregated nearly $22 million for the year.

Sales declined by over $1 million, or 46%, for the first quarter, as compared to the same period during 1994. While at first glance this development seems dramatic, closer examination as to the reasons illustrates that this decline was an expected further consequence of operations during the year ended
December 31, 1994, when total sales increased by nearly $4.4 million, or 25%, over the prior year.

As noted in independently certified annual financial statements, it is trade practice and normal sales policy to allow some customers to return unsold, retail-packed candied fruit products after the holiday season. The increase in 1994 sales, most of which was in retail-packed candied fruit, would normally lead to an increase in returned merchandise during the ensuing year. These returns are deducted from the net sales,reported herein.

However it is also company policy to set aside a provision for the unrealized profits on estimated returns when calculating operating results at year-end. Therefore, the reduction in sales during early 1995 did not negatively impact net profit (loss) for the period,as is demonstrated by the improved operating results for the quarter.
Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations (Cont)

Two other segments of business reported reduced sales during the period: plastics, which continued its withdrawal from the currently unprofitable market for one-pint baskets for the marketing of fresh strawberries; and processed strawberry operations, which, during early 1995, had very little carryover inventory available for sale (the processing and freezing of Florida strawberry crops normally begins in April, when prices for fresh strawberries decline).

Expressed as a percentage of sales, costs of goods sold were reduced materially, and gross profits increased proportionately. Total selling, general and administrative expenses also declined significantly (21%). Some of the decline in selling expenses were due to credits against accrued 1994 expenses, for brokers' commissions and royalties, and arising from the aforementioned returns, interest expense was lower (11%), despite higher rates, due to a much smaller financed inventory at the beginning of the year.

Other income, mostly derived from the leasing to others of assets currently not required for Company operations, was reduced by more than half, but the dollar amount ($11,000) is negligible in the overall scheme of things.

As to the March 31, 1995 Balance Sheet, it will be noted that the Current Portion of Long-Term Debt is reported to be in excess of $2 million. Most of this is a "balloon" on a five-year loan, maturing in July, 1995. Subsequent to the end of the first quarter, the Company and its lender have signed a letter of commitment, which provides for a refinancing of this "balloon", together with some additional term financing.

In conclusion, management is satisfied with the apparent improvement in operations, but again expresses its considered opinion that, with merely 12% of the prior year's sales having been made, it is far too early to project or anticipate year-end results.

PART II.  OTHER INFORMATION

None of the item numbers on captions are applicable to this report and are, therefore, omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 1995                           PARADISE, INC.

                                        s/Melvin S. Gordon

                                        Melvin S. Gordon, President

                                        s/Eugene L. Weiner

                                        Eugene L. Weiner, Executive Vice
                                        President, Secretary-Treasurer