Form 10QSB
period 1995-06-30
PARADISE INC
filed 1995-08-16
CIK 76149

FORM 10 - QSB

          SECURITIES AND EXCHANGE COMMISSION


                Washington, D.C. 20549

     QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF

         THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended June 30, 1995
                    Commission File No. 0-3026

                    PARADISE, INC.

                    INCORPORATED IN FLORIDA
                    IRS IDENTIFICATION NO. 59-1007583

          1200 DR. MARTIN LUTHER KING, JR. BLVD.,
                 PLANT CITY, FLORIDA 33566

                    (813) 752-1155



     "Indicate by check mark whether the registrant has filed all annual, quarterly and other reports required to be filed with the Commission within the past 90 days and in addition has filed the most recent annual report required to be filed. Yes X No__."

          "Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date."

          Class                         Outstanding as of June 30,
                                   1995            1994          Common Stock
          $0.30 Par Value                  519,170 Shares      519,170 Shares





Page 1
PARADISE, INC.                          COMMISSION FILE NO. 0-3026

Instruction 4. Financial Statements (Continued)
    (a) (1)    CONSOLIDATED BALANCE SHEET

                                             AS OF JUNE 30,
                                        1995               1994
     ASSETS

CURRENT ASSETS
  Cash and Unrestricted Demand Deposits $ 190,965 $ 156,730 Accounts and Notes Receivable, Less
    Allowances of $-0- (1995 and 1994)          847,280        896,689
  Inventories:
    Raw Materials                             1,927,891      2,380,945
    Work in Process                             311,200        308,312
    Finished Goods                            8,035,687      7,204,095
  Deferred Income Tax Asset                     201,367        517,038
  Income Tax Refund Receivable                   99,914
  Prepaid Expenses and Other Current Assets     570,752        639,111

          TOTAL CURRENT ASSETS               12,185,056     12,102,920
  Real Estate Investment, at Cost               261,848        261,848
  Property, Plant and Equipment, Less
    Accumulated Depreciation of $11,677,123
    (1995) and $10,986,267 (1994)             5,560,603      5,934,098
  Deferred Charges and Other Assets             346,453        159,081

TOTAL ASSETS                                $18,353,961    $18,457,947

        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes and Trade Acceptances Payable       $ 4,669,042    $ 6,831,417
  Current Portion of Long-Term Debt             844,407        504,056
  Accounts Payable                            2,979,460      2,753,211
  Accrued Liabilities                           930,182        876,749
  Federal and State Income Taxes Payable              0              0

          TOTAL CURRENT LIABILITIES           9,423,091     10,965,433
LONG-TERM DEBT, NET OF CURRENT PORTION        3,370,337      1,972,527
DEFERRED INCOME TAX LIABILITY                   605,862        655,183
STOCKHOLDERS' EQUITY
  Common Stock: Auth; 2,000,000 shs. @ $.30
     Par Value; Issued 582,721 (1995 and 1994)  174,926        174,916
  Capital in Excess of Par Value              1,288,793      1,288,793
  Retained Earnings                           3,765,157      3,675,301
  Less 63,551 (1995 and 1994) shares at cost
         Held in Treasury                  (   274,205)  (    274,205)

          Total Stockholders' Equity          4,954,671      4,864,805

TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                                    $18,353,961    $18,457,947
Page 2
PARADISE, INC.                          COMMISSION FILE NO. 0-3026

Instruction 4.  Financial Statements

(a) (1)             CONSOLIDATED STATEMENT OF INCOME

                                               FOR THE QUARTER ENDED
                                                      JUNE 30,
                                                1995           1994

Net Sales                                   $ 1,118,553    $ 1,896,208

Costs and Expenses:
 Cost of Goods Sold                           1,313,866      1,641,815
 Selling, General and Admin. Expense            759,110        674,665
 Depreciation and Amortization                  133,248        208,845
 Interest Expense - Long Term                    63,511         51,314
 Interest Expense - Short Term                  119,727        113,038


        Total Expenses                        2,389,462      2,689,677

Other Income                                    117,051         21,939


Earnings (Loss) from Operations Before
 Provision for Income Taxes                 (1,153,857)   (   771,529)

Provision for Income Taxes                            0              0


Net Earnings (Loss)                        $(1,153,857)    $( 771,529)

Earnings (Loss) per Common Share                $(2.22)        $(1.49)


















Page 3
PARADISE, INC.                          COMMISSION FILE NO. 0-3026

Instruction 4.  Financial Statements (Continued)

(a) (1)             CONSOLIDATED STATEMENT OF INCOME

                                             FOR THE SIX MONTHS ENDED
                                                     JUNE 30,
                                               1995           1994


Net Sales                                   $ 2,375,044    $ 4,224,704


Costs and Expenses:
 Cost of Goods Sold                           2,105,755      3,453,403
 Selling, General and Admin. Expense          1,256,330      1,331,851
 Depreciation and Amortization                  327,121        415,438
 Interest Expense - Long Term                   123,131         99,108
 Interest Expense - Short Term                  160,090        177,984


        Total Expenses                        3,972,427      5,477,784

Other Income                                    126,646         42,949


Earnings (loss) from Operations Before
 Provision for Income Taxes                 (1,470,736)    (1,210,130)


Provision for Income Taxes                            0                        0


Net Earnings (Loss)                        $(1,470,736)   $(1,210,130)


Earnings (Loss) per Common Share                $(2.83)        $(2.33)
















Page 4
PARADISE, INC.                             COMMISSION FILE NO. 0-3026

Instruction 4.  Financial Statements (Continued)

(a) (1)             CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE SIX MONTHS ENDED
                                 JUNE 30,
                                              1995            1994

CASH FLOWS FROM OPERATING ACTIVITIES
  Net Earnings (Loss)                      $(1,470,736)   $(1,210,130)
  Adjustments to Reconcile Net Earnings (Loss) to Net
    Cash Used in Operating Activities
Depreciation and Amortization                   327,121        415,438
Gain on Sale of Assets                     (   102,500)
Decrease (Increase) in:
  Accounts Receivable                         1,064,162        759,762
  Inventories                               (6,470,509)    (4,705,882)
  Prepaid Expenses                               61,362   (    88,917)
Increase (Decrease) in:
  Accounts Payable                            2,402,420      2,378,874
  Accrued Expense                          (   534,895) (      29,371)

     Net Cash Used in Operating Activities  (4,723,576)    (2,480,226)

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of Property and Equipment        (   208,423)   (   137,897)
 Proceeds from Sale of Property and Equipment  102,500

    Net Cash Used in Investing Activities      105,923)   (    137,897)

CASH FLOWS FROM FINANCING ACTIVITIES
 Net Proceeds of Short-Term Debt              4,497,407      2,426,941
 Proceeds from Issuance of Long-Term Debt       136,932
 Principal Payments of Long-Term Debt      (   163,116)   (   342,058)
  Decrease (Increase) in Other Assets      (   197,083)         16,116

    Net Cash Provided by Financing Activities 4,274,140      2,100,999

        Net Decrease in Cash               (   555,359)   (   517,124)
CASH AT BEGINNING OF PERIOD                     746,324        673,854

CASH AT END OF PERIOD                       $   190,965    $   156,730


SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING AND INVESTING ACTIVITIES:

  PROCEEDS OF LONG TERM DEBT USED TO:
                               Pay Down Short-Term Debt     $2,000,000
                        Pay Off Existing Long-Term Debt      2,063,068

                                                            $4,063,068

Page 5
     PARADISE, INC.                   COMMISSION FILE  0-3026

     Item 1.  Financial Statements (continued)

     (g) Earnings per common share, assuming no dilution, are based on the weighted average number of shares outstanding during the period: 519,170 (1995 and 1994).

     (h) The foregoing information is unaudited, but, in the opinion of management, includes all adjustments, consisting of normal accruals, necessary for a fair presentation of the results for the period reported.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     As noted at the beginning of each interim financial report, it is the opinion of management that only a full year's accounting offers a reasonable basis for judging operating results. That is due to the extremely seasonal nature of the Company's core business segment, glace' fruit, in which approximately 80% of annual sales are concentrated between the second week of September and the first week in November each year.

     However, in order to make timely deliveries of this traditional Thanksgiving and Christmas holiday confection, the Company must manufacture and build inventories for about ten months of the year. During these months, there is relatively little income to offset expenses, and growing losses on operations are common until the late third or early fourth quarters.

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

     During the first six months of 1995, sales declined by over $1.8 million, when compared to the like period during the prior year. While this is a material reduction, closed examination reveals that much of it was rooted in the sales increases experienced during 1994, and was not entirely unexpected.

     As noted in the Company's annual audited financial statements, it is trade practice and sales policy to allow some customers to return unsold packed-for-retail candid fruit products after the holiday season. Since most of the $4.4 million increase in 1994 sales were subject to this policy, it is logical to expect that merchandise returns would increase during the ensuing year in equal proportions. Part of these returns are deducted from the net sales reported herein.

     However, it is also Company policy to set aside a provision for unrealized profits on estimated returns when calculating operating results at year-end. Therefore, the impact on profits (loss) for the period was not as substantial as otherwise might have been anticipated.




     Page 6
PARADISE, INC.                         COMMISSION FILE  0-3026

     During the period, two other segments of business reported reductions in sales: plastics, which continued to withdraw from unprofitable markets for injection molded products, particularly one-pint baskets for the marketing of fresh strawberries; and processed strawberry operations, which had substantially less product available for sale during the period, due both to the absence of carryover inventory from the 1994 season, and smaller production during the 1995 season.

     Costs of goods sold declined in excess of $1.4 million. Expressed as a comparative percentage,this decline was not quite as great as the reduction in net sales, as there were slight increases in unit costs for raw materials and manufacturing expenses.

     Selling, general and administrative expenses were approximately 6% lower, which reflects credits from returns against accrued brokerage and related selling expenses, but which were partially offset by increased payrolls. Interest expense remained virtually unchanged with an increase of little more that $6,000. Other income increase by more than $80,000, most of which was profit on the sale of some fully depreciated plastics machinery.

     Debt was restructured, as the Company successfully negotiated renewal of its revolving inventory and accounts receivable financing, as well as an additional $4.2 million term loan the proceeds of which were used to pay out the balances of existing term loans and to provide additional working capital.

     While some deterioration in net profit (loss) was recorded during the period, annual sales have barely begun, and yet to be realized are the benefits from lower expenses, particularly the materially reduced royalty payments on sales of a former competitor, the rights to which were acquired by the Company during 1994. Therefore, it is the opinion of management that operating results to date are not a reliable basis upon which 1995 performance can be forecast with any degree of certainty.


     PART II.  OTHER INFORMATION

     None of the item numbers on captions are applicable to this report and are, therefore, omitted.

                         SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Date: August 10, 1995         PARADISE, INC.


                                        s/ Melvin S. Gordon
                                        Melvin S. Gordon, President

                                        s/ Eugene L. Weiner
                                        Eugene L. Weiner, Executive Vice
                                        President, Secretary-Treasurer

                           Page 7