Form 10QSB
period 1995-09-30
PARADISE INC
filed 1995-12-08
CIK 76149

FORM 10 - QSB

          SECURITIES AND EXCHANGE COMMISSION


                Washington, D.C. 20549

     QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF

         THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended September 30, 1995
                    Commission File No. 0-3026

                    PARADISE, INC.

                    INCORPORATED IN FLORIDA
                    IRS IDENTIFICATION NO. 59-1007583

          1200 DR. MARTIN LUTHER KING, JR. BLVD.
                 PLANT CITY, FLORIDA 33566

                    (813) 752-1155



     "Indicate by check mark whether the registrant has filed all annual, quarterly and other reports required to be filed with the Commission within the past 90 days and in addition has filed the most recent annual report required to be filed. Yes X No __."

     "Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date."

          Class                         Outstanding as of September 30,
                                             1995                1994
           Common Stock
          $0.30 Par Value                 519,170 Shares      519,170 Shares





Page 1
PARADISE, INC.                          COMMISSION FILE NO. 0-3026

Instruction 4. Financial Statements (Continued)
    (a) (1)    CONSOLIDATED BALANCE SHEET

                                               AS OF SEPTEMBER 30,
                                        1995               1994
     ASSETS

CURRENT ASSETS
  Cash and Unrestricted Demand Deposits $ 365,066 $ 312,165 Accounts and Notes Receivable, Less
    Allowances of $-0- (1995 and 1994)        7,564,018      6,769,137
  Inventories:
    Raw Materials                             1,545,406      1,657,250
    Work in Process                             270,960        314,377
    Finished Goods                            6,661,468      6,131,952
  Deferred Income Tax Asset                     201,367        517,038
  Income Tax Refund Receivable                   99,914
  Prepaid Expenses and Other Current Assets     723,026        567,169

          TOTAL CURRENT ASSETS               17,431,225     16,269,088
  Real Estate Investment, at Cost               261,849        261,849
  Property, Plant and Equipment, Less
    Accumulated Depreciation of $11,677,123
    (1995) and $10,986,267 (1994)             5,407,285      5,796,981
  Deferred Charges and Other Assets             238,059        152,521

TOTAL ASSETS                                $23,338,418    $22,480,439

        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes and Trade Acceptances Payable       $ 6,732,272    $ 9,472,425
  Current Portion of Long-Term Debt             882,235        483,489
  Accounts Payable                            3,251,185      1,793,643
  Accrued Liabilities                         1,339,435      1,725,954
  Federal and State Income Taxes Payable        316,792        147,155

          TOTAL CURRENT LIABILITIES          12,521,919     13,622,666
LONG-TERM DEBT, NET OF CURRENT PORTION        3,310,042      1,906,923
DEFERRED INCOME TAX LIABILITY                   605,862        655,183
STOCKHOLDERS' EQUITY
  Common Stock: Auth; 2,000,000 shs. @ $.30
     Par Value; Issued 582,721 (1995 and 1994)  174,926        174,916
  Capital in Excess of Par Value              1,288,793      1,288,793
  Retained Earnings                           5,711,081      5,106,163
  Less 63,551 (1995 and 1994) shares at cost
         Held in Treasury                  (   274,205)  (    274,205)

          Total Stockholders' Equity          6,900,595      6,295,667

TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                                    $23,338,418    $22,480,439
Page 2
PARADISE, INC.                        COMMISSION FILE NO. 0-3026

Instruction 4.  Financial Statements

(a) (1)             CONSOLIDATED STATEMENT OF INCOME

                                              FOR THE QUARTER ENDED
                                                   SEPTEMBER 30,
                                                1995           1994

Net Sales                                   $ 9,399,067    $ 9,587,673

Costs and Expenses:
 Cost of Goods Sold                           5,380,356      5,866,967
 Selling, General and Admin. Expense          1,294,137      1,635,473
 Depreciation and Amortization                  188,396        211,717
 Interest Expense - Long Term                    31,666         61,245
 Interest Expense - Short Term                  260,940        238,198


        Total Expenses                        7,155,495      2,689,677

Other Income                                     19,146          3,945


Earnings (Loss) from Operations Before
 Provision for Income Taxes                   2,262,718      1,578,018

Provision for Income Taxes                      316,792        147,155


Net Earnings (Loss)                          $1,945,926     $1,430,863

Earnings (Loss) per Common Share                 $3.75          $2.76


















Page 3
PARADISE, INC.                 COMMISSION FILE NO. 0-3026

Instruction 4.  Financial Statements (Continued)

(a) (1)             CONSOLIDATED STATEMENT OF INCOME

                                            FOR THE NINE MONTHS ENDED
                                                  SEPTEMBER  30,
                                                1995          1994


Net Sales                                   $11,774,111    $13,812,377


Costs and Expenses:
   Cost of Goods Sold                         7,486,111      9,320,370
   Selling, General and Admin. Expense        2,550,467      2,967,324
   Depreciation and Amortization                515,517        627,155
   Interest Expense - Long Term                 154,797        160,353
   Interest Expense - Short Term                421,030        416,182


        Total Expenses                       11,127,922     13,491,384

Other Income                                    145,792         46,894


Earnings (loss) from Operations Before
 Provision for Income Taxes                     791,981        367,887


Provision for Income Taxes                      316,792        147,155


Net Earnings (Loss)                         $   475,189    $   220,732


Earnings (Loss) per Common Share                 $0.92          $0.43
















Page 4
PARADISE, INC.                      COMMISSION FILE NO. 0-3026

Instruction 4.  Financial Statements (Continued)

(a) (1)             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             FOR THE NINE MONTHS ENDED
                                                   SEPTEMBER 30,
                                                 1995          1994

CASH FLOWS FROM OPERATING ACTIVITIES
 Net Earnings                              $    475,189   $    220,732
 Adjustments to Reconcile Net Earnings (Loss) to Net
   Cash Used in Operating Activities
Depreciation and Amortization                   515,517        627,155
Gain on Sale of Assets                     (   102,500)
Decrease (Increase) in:
  Accounts Receivable                       (5,652,576)    (5,112,686)
  Inventories                               (4,673,566)    (3,053,955)
  Prepaid Expenses                        (     90,912)  (     16,975)
Increase (Decrease) in:
  Accounts Payable                            2,674,145      1,419,308
  Accrued Expense                          (   125,641)        819,065
  Income Taxes Payable                          316,792        285,669

   Net Cash Used in Operating Activities    (6,663,552)    (4,811,687)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of Property and Equipment       (   233,249)   (   199,417)
  Proceeds on Sale of Property & Equipment      102,500

    Net Cash Used in Investing Activities  (   130,749)   (   199,417)

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from Sale of Stock                                       100
  Net Proceeds of Short-Term Debt             6,560,636      5,067,950
  Proceeds from Issuance of Long-Term Debt      325,542
  Principal Payments of Long-Term Debt     (   374,193)   (   428,230)
  Loan Financing Costs                    (     98,942)          9,595

  Net Cash Provided by Financing Activities   6,413,043      4,649,415

        Net Decrease in Cash               (   381,258)   (   361,689)
CASH AT BEGINNING OF PERIOD                     746,324        673,854

CASH AT END OF PERIOD                       $   365,066    $   312,165


SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING AND INVESTING ACTIVITIES:

  PROCEEDS OF LONG TERM DEBT USED TO:
                               Pay Down Short-Term Debt     $2,000,000
                        Pay Off Existing Long-Term Debt      2,063,068

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

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Paradise, Inc. concludes the third quarter of 1995 with the best balance sheet position and highest profits that have been recorded for the nine month period in a number of years. While it remains the opinion of management that only a full year's reporting can accurately reflect the Company's financial position, progress to date gives cause for an optimistic outlook regarding year-end results.

     With the restructuring of debt, accomplished earlier in the year, current ratios have been improved and working capital was materially augmented. And, increased profitability plus diligent management of inventories and capital expenditures has enhanced cash flow.

     As repeated in every interim report, the extreme seasonality in the Company's primary segment of business, candied fruit, renders comparisons of the current quarter with the quarter immediately preceding virtually valueless. Therefore, this discussion is limited to a comparison of the first nine months of 1995 with the similar period during the preceding year.

     Those who have followed the Company's history will recall that approximately 80% of the total annual sales in the candied fruit segment, which accounted for 75% of all sales during 1994, take place from the second week in September to the first week in November each year. As such, management anticipates that a significantly large proportion of sales for the current year have yet to be made.

     While sales to date have declined by about $2 Million, it will be noted that none of this reduction occured in the core business. Nearly one-half of the decline resulted from withdrawal from certain injection molded plastics markets that had become unprofitable, due to changes in demand, and to foreign competition.

     The other relatively large sales decline was in the fresh and frozen strawberry segment of business. Contrary to the prior year, there was no carryover of frozen product available for sale in early 1995. In addition, 1995 production was limited to only those quantities for which sales contracts existed. And, the third, relatively small reduction was in edible nuts, a business segment in which the Company sustained substantial losses during 1993, and which has been very stringently limited since that time.

     Expressed as a percentage of sales, costs of goods sold declined, primarily due to reductions in almost every factory expense except insurance, and because of small purchases of raw materials for the lower profit segments of business in which sales declined, as outlined above.




Page 6
PARADISE, INC.                    COMMISSION FILE 0-3026

     Selling, general and administrative expenses were also reduced, mostly because of lower royalty expenses accrued on the rights to sell a former competitor's line of candied fruit at the supermarket level. These rights were acquired during 1994, and the reduction in the percentage of royalties payable during the second and subsequent years was stipulated in the contract covering the acquisition.

     Depreciation and amortization expenses were also reduced, as management has limited capital expenditures during the past several years, in order to preserve cash flows, and existing depreciation schedules were fully amortized.

     Total interest expenses have remained fairly constant, although the recent lowering of rates and smaller outstanding loan balances should result in interest expense savings by year end.

     Higher other income made a significant contribution to increased profit by virtue of selling some fully depreciated and outdated plastics equipment.

     After-tax profits have increased to over $475,000, or $0.95 per share, from nearly $221,000, or $0.44 per share.

     Management is greatly encouraged by the improved operating performance during the first nine months, but, with some 40% of the year's anticipated sales yet to be made, is of the opinion that it is still too early to forecast year-end results with any degree of certainty.

     PART II.  OTHER INFORMATION

     None of the item numbers on captions are applicable to this report and are, therefore, omitted.

                         SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Date: November 10, 1995       PARADISE, INC.


                                        s/ Melvin S. Gordon
                                        Melvin S. Gordon, President

                                        s/ Eugene L. Weiner
                                        Eugene L. Weiner, Executive Vice
                                        President, Secretary-Treasurer









                           Page 7