Form 10KSB
period 1995-12-31
PARADISE INC
filed 1996-04-01
CIK 76149

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549

                          FORM 10-KSB
          ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year Ended December 31, 1995
                   Commission File No. 0-3026

                         PARADISE, INC.
                    INCORPORATED IN FLORIDA
               IRS IDENTIFICATION NO.  59-1007583

            1200 DR. MARTIN LUTHER KING, JR., BLVD.
                   PLANT CITY, FLORIDA 33566
                  TELEPHONE NO.  813-752-1155

Securities Registered Under Section 12 (b) of the Exchange Act:
                              None
Securities Registered Under Section 12 (g) of the Exchange Act:

                                             Name of Each Exchange
          Title of Each Class                     On Which Registered

           Common Stock,
             $.30 Par                               Value none

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by
          Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and
          (2) has been subject to such filing requirements for the past 90 days.
           Yes   x   No___

          Check if there is no disclosure of delinquent filers in response to
          Item 405 of Regulation S-B contained in this form, and no disclo-sure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this
          Form 10-KSB.  Yes x   No___

          Issuer's revenues for its most recent fiscal year:  $20,013,900

          State the aggregate market value of the voting stock held by nonaffiliates of the registrant, $1,868,103 (as of January 31, 1996, bid price $6.75)

          Class                              Outstanding at December 31, 1995

          Common Stock,
           $.30 Par Value                         519,170 Shares

                         PARADISE, INC.

                 1995 FORM 10-KSB ANNUAL REPORT
                       TABLE OF CONTENTS

                             PART I

Item 1.   Description of Business                      I-1 - I-5

Item 2.   Description of Property                      I-5 - I-6

Item 3.   Legal Proceedings                                I - 6

Item 4.   Submission of Matters to a Vote of
            Security Holders                               I - 6

                             PART II

Item 5.   Market for Common Equity and
             Related Stockholder Matters                      II-1 - II-2

Item 6.   Management's Discussion and Analysis or
             Plan of Operation                              II-2 - II-6

Item 7.   Financial Statements                              II-7 - II-28

Item 8.   Changes In and Disagreements with Accountants
             On Accounting and Financial Disclosure                  II - 29

                             PART III

Item 9.   Directors, Executive Officers, Promoters and
             Control Persons, Compliance with Section 16(a) of
              The Exchange Act                              III-1 - III-2

Item 10.  Executive Compensation                       III-2 - III-4

Item 11.  Security Ownership of Certain Beneficial Owners
             And Management                            III-4 - III-5

Item 12.  Certain Relationships and Related Transactions            III - 6

Item 13.       Exhibits and Reports on Form 8-K                  III-6 - III-7


                            SIGNATURES


                        PART I

Item 1.   Description of Business

(a)       Business Development

          Paradise, Inc., was incorporated under the laws of the State of Florida in September, 1961 as Canaveral Utilities and
          Development Corporation. After the acquisition and merger of several other assets, the Corporation was renamed Paradise Fruit Company, Inc. in February, 1964, and the corporate name was changed again to Paradise, Inc. during July, 1993. There have been no bankruptcies, receiverships, or similar proceedings during the corporation's history. There have been no material reclassifications, mergers, consolidations, purchases or sales of a significant amount of assets not in the ordinary course of business during the past three years.

(b) The Company's operations are conducted through two business segments. These segments, and the primary operations of each, are as follows:

          BUSINESS SEGMENT                        OPERATION

               Candied Fruit                 Production of
                                             candied fruit, a
                                             basic fruitcake
                                             ingredient, sold to
                                             manufacturing
                                             bakers, institutional
                                             users, and retailers
                                             for use in home
                                             baking.  Also, the
                                             processing of
                                             frozen strawberry
                                             products, for sale to
                                             commercial and
                                             institutional users
                                             such as preservers,
                                             dairies, drink
                                             manufacturers, etc.,
                                             and the repackaging
                                             and sale of edible
                                             nuts.

               Molded Plastics               Production of
                                             plastic containers
                                             and other molded
                                             plastics for sale to
                                             various food
                                             processors and
                                             others.



                         I-1
Item 1.   Description of Business (Continued)

          The Company knows of no other manufacturer in the Western Hemisphere whose sales of glace' (candied) fruit is equal to, or even approaches, those of Paradise, Inc. While there are no industry statistics published, from the generally reliable sources available, management believes that Company brands account for 75-80% of all candied fruit sold in supermarkets and other grocery outlets in the USA.

          This marketing dominance was reinforced by the acquisition, during 1994, of exclusive use of the customer lists, trademark and rights for the sale of "Pennant Brand" candied fruit products at the supermarket retail level. Through a newly formed, wholly-owned subsidiary, these rights added more than $3.1 million to Company net sales during 1995.

          "Pennant Brand" glace' fruit products were formerly manufactured and sold by a competitor, who maintained rights for the sale of these products at the institutional level, and who has a preeminent market share in the sale of both candied and maraschino cherries.

          Total cost for these "Pennant" rights was a payment of 20% in royalties on the net sales of that brand during 1994, and payment of 5% in royalties of brand net sales during ensuing years.

          In terms of candied fruit dollar sales, during 1995, approximately 23% were shipped to manufacturing bakers and other institutional users, with the balance being sold through supermarkets and other retail outlets for ultimate use in the home.

          Sales to retail outlets are usually generated through registered food brokers operating in exclusively franchised territories. This method of distribution is widely accepted in the food industry because of its efficiency and economy. Other fruit sales, and almost all plastics sales, are made directly by the Company's own personnel.

          The principal raw materials used by the Company are fruits, fruit peels, corn syrups, nut, both raw and roasted and salted, and plastic resins. Most of these materials are readily accessible from a number of competitive suppliers. The supply and prices may fluctuate with growing and crop conditions, factors common to all agricultural products. Edible nut pricing is particularly volatile, and subject to typical commodity fluctuations based on supply, demand, and future expectations. Feed stocks for some plastic resins are petroleum related and may be subject to supply and demand fluctuations in this market.

          The trademarks "Paradise", "Dixie", "Mor-Fruit" and "Sun-Ripe" are registered with the appropriate Federal and State authorities for use on the Company's candied fruit. These registrations are kept current, as required, and have a value in terms of customer recognition. The Company is also licensed to use the trademarks "White Swan", "Queen Anne", "Palm Beach", "Golden Crown," and "Pennant" in the sale of candied fruit.
                         I-2
Item 1.   Description of Business (Continued)

          The demand for fruit cake materials is highly seasonal, with over 86% of sales in these items occurring during the months of September, October and November. However, in order to meet delivery requirements during this relatively short period, the Company must process candied fruit and peels for approximately ten months during the year. Also, the Company must acquire the fruits used as raw materials during their seasonal growing periods. These factors result in large inventories, which require financing to meet relatively large short-term working capital needs.

          The packaging and sale of edible nuts began during 1993. The Company's marketing strategy for these new products was to sell edible nuts, particularly those used in home baking, in the same type of packaging, and together with, candied fruit. It is customary for most supermarkets to display all items related to holiday baking in close proximity to one another.

          While edible nuts are sold on a more year-round basis, given the Company's selling strategy of combining nut with candied fruit, this category is seasonal also. This factor becomes increasingly significant as management attempts to coordinate buying and/or positioning of nut deliveries at advantageous pricing, while filling the anticipated needs for seasonally concentrated shipments to customers. In certain varieties of nuts, there is as much as a ten month interval between harvest and the time the Company requires deliveries for packing and shipment. Sales in this category totaled $352,742 during 1995.

          Also during 1993, and through another wholly owned subsidiary, the Company launched an enterprise for the growing and selling of strawberries, both fresh and frozen. Plant City, Florida, the location of the Company's manufacturing facilities and main office, styles itself as the "The Winter Strawberry Capital" because of the relatively large volume of fruit that is grown and harvested locally, mostly from December through April of each season. However, once competing fresh berries from the West Coast of the USA begin finding their way to market, the price of Florida fruit begins to diminish, and local growers had no other market for their product.

          Originally, management discerned a market niche to be exploited, both for the Company and for local growers, by beginning to freeze strawberries no longer competitive in the fresh fruit market, and offer them for sale to commercial and institutional consumers in the eastern U.S., where a distinct freight cost advantage existed. After a modest start during 1993, sales aggregated more than $1.6 million during 1994. However, a number market conditions changed, including the NAFTA international trade agreement.
          This increased the volatility and the exposure to risk, so, during 1995, the Company produced only that for which they had firm purchase commitments, and sales declined to almost $667,000 during the year.

          Some molded plastics container demand is seasonal, by virtue of the fact that a substantial portion of sales are made to packers of food items and horticultural interests, with well defined growing and/or harvest seasons.

          In the opinion of management, the seasonal nature of some plastics sales does not have a significant impact upon the working capital requirements of the Company.

                         I-3
Item 1.   Description of Business (Continued)

          During the first three months of the year, the Company does contract with certain commercial bakers for future delivery of quantities representing a substantial portion of the sales of fruit cake materials to institutional users. Deliveries against these contracts are completed prior to the close of the fiscal year ending December 31.

          Many of the commercial bakers and other institutional accounts face the same seasonal demands as the Company, and must contend with similar short-term working capital needs. The Company accommodates some of these customers with extended payment terms of up to ninety days.

          By the same token, many suppliers offer similar extended payment terms to the Company.

          It is a trade practice to allow some supermarket chains to return candied fruit products that remain unsold at year-end, an option for which they normally pay an up-charge. A provision for the estimated losses on retail returns is included in the Company's financial statements, for the year during which the sales are made, under accrued expenses.

          During 1995, the Company sold nearly 9% of its consolidated revenues to the affiliated companies, Wal-Mart Stores, Inc. and Sam's Club. These affiliated companies are not related to Paradise, Inc. Sales to each of these affiliates are made separately, and each is shipped a different brand of fruit products and invoiced by a separate Paradise subsidiary.

          While there is no industry-wide data available, management estimates that the Company sold approximately 60-70% of all candied fruits and peels consumed in the U.S. during 1995. The Company knows of two competitors; however, it estimates that none of these has as large a share of the market as the Company's.

          Edible nuts are packaged in a variety of ways by a large number of suppliers, many of whom are major U.S. corporations.
          Management is not able to estimate the total value of the market, but is certain that the Company's share is extremely small.

          The molded plastics industry is very large and diverse, and management has no reasonable estimate of its total size. Many products produced by the Company are materials for its own use in the packaging of candied fruits for sale at the retail level. Outside sales represent approximately 64% of the Company's total plastics production at cost, and, in terms of the overall market, are insignificant.



                         I-4

Item 1.   Description of Business (Continued)

          In the above business segments, it is the opinion of management that price, which is to include the cost of delivery, is the largest single competitive factor, followed by product quality and customer service.

          Given the above competitive criteria, it is the opinion of management, that the Company is in a favorable position.

          During the past 5-7 years, the Company has made capital investments approaching $1 million in order to comply with the growing body of environmental regulations. These have included the building of screening and pretreatment facilities for water effluent, installation of devices for controlling the quality of air emissions, and removing underground fuel storage tanks to approved above ground locations. All of these facilities are permitted by governmental authorities at various levels, and are subjected to periodic testing as a condition of permit maintenance and renewal. All required permitting is currently in effect, and the Company is in full compliance with all terms and conditions stated therein.

          By local ordinance, it is required that all water effluent is metered, tested and discharged into a municipal industrial waste treatment plant. During 1995, costs for this discharge exceeded $225,000, and management estimates that all expenses directly related to compliance with environmental regulations total well over $275,000 annually.

          The Company employs between 140 and 275 people, depending upon the season.

          The Company conducts operations principally within the United States. Foreign activities are not material.

Item 2.   Description of Property

(a) Built in 1961, the plant is located in a modern industrial subdivision at Plant City, Florida, approximately 20 miles east of the City of Tampa. It is served by three railroad sidings, and has paved road access to three major state and national highways. It has productive and warehouse facilities of nearly 350,000 sq. ft.

          During 1985, the Company acquired approximately 5.2 acres immediately adjacent to, and to the West of, its main plant building. Several buildings and a truck weight scale existed on the property. Some of these facilities have been significantly updated, remodeled, and/or rebuilt and are being used for the strawberry processing operation, begun in 1993. Other facilities, in excess of the Company's current needs, are leased to others.

          The Company owns its plant facilities and other properties subject to a secured note and real estate mortgages.

                         I-5
Item 2.   Description of Property (Continued)

          Because of the unique processing methods employed for candied fruit, much of the equipment used by the Company is designed, built and assembled by the Company's employees. The Company considers its plant one of the most modern, automated plants in the industry. The equipment consists of vats, dehydrators, tanks, giant evaporators, carbon filter presses, syrup pumps and other scientifically designed processing equipment. Finished retail packages are stored in air-conditioned warehouses, if required.

          Regarding molded plastic manufacturing, most equipment is normally available from a number of competitive sources. The molds used for specialized plastic products must be individually designed and manufactured, requiring substantial investment, and are considered proprietary.

(b) Included in the balance sheet, carried as "Investment", is approximately 4,785 acres of unimproved real estate in Brevard County, Florida, shown at its cost of $261,848.

          Because of a long-standing agreement with the U.S. Army Corp of Engineers and the appropriate water management district of the State of Florida, there were virtually no real estate taxes on this property from the date of that agreement through 1988. During
          1989 an assessment of taxes was declared by Brevard County, Florida, a negotiated settlement of this assessment was reached and paid during 1992, 1993 and 1994, and is included in the Company's expenses during those years. The Company has indicated that it would entertain any reasonable offers for the purchase of this property, but, to date, no offers acceptable to the Company have been made.

Item 3.   Legal Proceedings

                         None


Item 4.   Submission of Matters to a Vote of Security Holders

                         None












                         I-6
                       PART II

Item 5.   Market for Common Equity and Related Stockholder Matters

(a) The following table shows the range of closing bid prices for the Company's Common Stock in the over-the-counter market for the calendar quarters indicated. The quotations represent prices in the over-the-counter market between dealers in securities, do not include retail mark-up, mark-down, or commissions and do not necessarily represent actual transactions.

                                             BID PRICES

                                                High       Low
               1995

               First Quarter                 6 1/2      6 1/2
               Second Quarter                6 1/2      6 1/2
               Third Quarter                 6 1/2      6 1/2
               Fourth Quarter                6 3/4      6 1/2

               1994

               First Quarter                 6 1/2      6
               Second Quarter                6          6
               Third Quarter                 6          6
               Fourth Quarter                6 1/2      6 1/2

(b)       Approximate Number of Equity Security Holders

          As of December 31, 1995, the approximate number of holders of record of each class of equity securities of the Registrant were:

                                     NUMBER OF
          TITLE OF CLASS         HOLDERS OF RECORD

          Common Stock, $.30 Par Value                323

          Dividend History and Policy

          The Company has declared dividends of $.10 (1995) and $.00 (1994 and 1993). Dividends have been declared and paid annually, when warranted by profitability and permitted by lending agreements.

          The Company does not have a standard policy in regards to the declaration and payment of dividends. Each year dividend payments, if any, are determined upon consideration of the current profitability, cash flow requirements, investment outlook and other pertinent factors.
                         II-1
Item 5.   Market for Common Equity and Related Stockholder Matters
(Continued)

          Dividend History and Policy (Continued)

          Under the terms of a loan agreement dated May 29, 1986 as
          amended on August 4, 1989, July 31, 1990, May 11, 1992, May
          28, 1993, May 31, 1994 and amended and restated June 8, 1995,
          declaration of dividends had been limited.   For December 31,
          1993 declaration of dividends were limited to the lesser of 20% of net earnings or $150,000 provided that the Company had attained certain minimum net worth levels as defined in the loan agreement. For the year ended December 31, 1994, no dividends could be declared. For the year ended December 31, 1995, dividend restrictions were eliminated and a $.10 per share dividend was declared.

Item 6.   Management's Discussion and Analysis or Plan of Operation

          Summary

          The following tables set forth for the periods indicated (I) percentages which certain items in the financial data bear to net sales of the Company and (ii) percentage increase of such item as compared to the indicated prior period.

          RELATIONSHIP TO               PERIOD TO PERIOD
            TOTAL REVENUE               INCREASE (DECREASE)
          YEAR ENDED DECEMBER 31,         YEARS ENDED
          1995 1994 1993           1995-94   1994-93
NET SALES:
 Candied Fruit
   and Nuts      88.1%  85.0% 78.8%          -    5.6%     34.8%
 Molded
    Plastics     11.9      15.0      21.2              -   28.0  -   11.8

          100.0     100.0     100.0               -     8.9      24.9
Cost of Sales   66.7      70.2      77.1               -   13.4       13.5

Selling, General
 and Admini-
 strative
 Expense   20.6      20.5      19.9               -    8.6            28.6

Depreciation
 and Amorti-
 zation            4.0       3.8       4.9             -    6.0       -      2.3

Interest
 Expense      3.7       3.4       3.8             -    2.5                  11.5

Earnings
 from
 Operations        5.0       2.1   -   5.7               129.1          142.2

Other Income         .8        .4        .9                61.2       -   38.7

Earnings
 Before Pro-
 vision for
 Income
 Taxes             5.8       2.5   -   4.8               117.4          159.6

Provision for
 Income
 Taxes             2.2         .9      2.1               138.6          151.9

Net Earnings       3.6%    1.6%-   2.7%        106.3%    167.7%

     (1) Liquidity

     Management is not aware of any demands, commitments, events or uncertainties that will result in, or are reasonable likely to result in, a material increase or decrease in the Company's liquidity. One trend to be noted is the Company's ability over the past three years to materially decrease its short-term debt position while maintaining a consistent level of inventory. As discussed in footnote 4 of the Company's financial statements, a line of credit is available to the Company to finance short-term working capital needs.

     (2) Capital Resources

     The Company does not have any material outstanding commitments for capital expenditures. Management is not aware of any material trends either favorable or unfavorable in the Company's capital resources.



Item 6.   Management's Discussion and Analysis or Plan of Operation
(Continued)

          (3) Results of Operations

                1995 Compared to 1994

          1995 was a watershed year for Paradise, Inc; a year during which a number of policies and directions were changed. During 1994, the directors and management carefully assessed corporate policies, objectives and operating procedures. They were motivated by operating results during 1993, the only loss year in the Company's then thirty-three year history.

          After painstaking analysis, a new, or renewed, management philosophy emerged. Simple in its goals and profound in its effect, this new philosophy incorporated greater focus on core products, elevating net cash flow objectives to a level almost equal to profitability, making risk aversion one ofthe primary criteria in planning growth strategies, and "right sizing" the balance sheet by achieving a better balance between long and short term debt, and improving the overall relationship between total liabilities and equity.

          The successful execution of these policies is amply demonstrated by comparing the Company's 1995 Financial Statements with those of the prior year, both of which are included as part of this report.

Item 6.   Management's Discussion and Analysis or Plan of Operation
(Continued)

          (3) Results of Operations (Continued)

          1995 Compared to 1994 (Continued)

          Total sales declined by slightly more than $1.96 Million, or nearly 9%. However, almost all of this decrease was by design, asthe Company withdrew from unprofitable markets that heretofore had eroded profits from other operations and/or resulted in substantial inventory write-downs. These markets include, but are not limited to, the growing, processing and sale of fresh and frozen strawberry products, the manufacture and sale ofsome injection molded plastics, and the repackaging and sale of edible nuts.

          In the strawberry market, there was an overabundance at harvest and a carryover of frozen product in the very large growing areas on the west coast of the U.S. Therefore, the Company produced and sold only that for which it had confirmed purchase orders from customers at the time of harvest. As to injected molded plastics, at one time the Company generated nearly $1.5 Million in profitable sales by manaufacturing the one-pint baskets used in the distribution of fresh produce. Shrinking profits and the substantial investment required for retooling to meet technological advances resulted in abandonment of that market. And due to the extreme volatilty of the commodity aspects of the edible nut business the Company took a very conservative approach in the marketing of these products.

          Expressed as a percentage of sales, the costs of goods sold declined to 66.7% during 1995, as compared to 70.2% a year earlier. Significant expenses were saved in the withdrawal from the markets, discussed above. Selling, general and administrative expenses were reduced by approximately $387,000, in large part due to the lower percentage paid in royalties on licensed sales. Some of these reductions were offset by higher administrative and sales salaries, and increased costs for brokerage, commissions, freight and outside warhousing.

          Depreciation and amortization were reduced by about 6%, as some expiring schedules were not replaced by new investments. Interest expense was reduced slightly, mostly due to lower rates on shor-term borrowings. Other income inceased somewhat because the Company sold some fully depreciated and obsolete plastics molding equipment.

          Net earnings more than doubled to $1.39 per share from $.67 per share, due to the cost reductions and improved efficiencies reported above.

Item 6.   Management's Discussion and Analysis or Plan of Operation
(Continued)

          (3) Results of Operations (Continued)

                1994 Compared to 1993

          Through acquisition of exclusive rights for the use of the trademark and sales of a former competitor's candied fruit products, growth in the new product lines introduced during 1993, drastic reorganization of certain commodity buying policies, and the institution of comprehensive cost containment measures, the Company was able to improve income from operations by almost
          $1.5 million.

          Total sales increased by almost 25%, nearly all of which was attributable to the newly added "Pennant Brand" candied fruit, which accounted for about $3.2 million, and the increase in sales of fresh and frozen strawberry products, which grew by approximately $1.2 million.

          The only segment of business in which sales declined was plastics, which recorded a reduction of more than 12%. This was primarily due to the Company's continuing withdrawal from the market for one pine baskets for fresh strawberries, in which profitability has been seriously eroded by the pricing of imports from Mexico, and in which styles and configurations are in a state of change. To maintain a level of sales reached two and three years ago, the Company would be required to make material investments in new tooling, which is not considered prudent at this time.

          As a percentage of sales, costs of good sold were little more than 70%, as compared to the nearly 75% during 1993 (for the reasons stated in "Management's Discussion" of 1993 operations).

          Selling, general and administrative expenses increased by $1 million, but over $730,000 of that amount was due to 20% royalties paid on "Pennant Brand" sales, discussed above, and the balance of the increase was attributable to other expenses directly related to increased sales. Administrative salaries and other administrative expenses actually declined.

          Interest expenses increased by nearly 13%, due both to a higher premium-over-prime rate charged by the Company's lender, and because of the continued escalation of the prime rate during the year. The lender agreed, during 1994 negotiations for loan renewal, that the premium-over-prime rate charged would be reduced during 1995, providing that the Company complied with certain covenants of the loan documents during the term of the agreement. These conditions were satisfied. In addition, inventories and carrying charges had been cut significantly and short term borrowings had been reduced materially by year-end.

Item 6.   Management's Discussion and Analysis or Plan of Operation
(Continued)

          (3) Results of Operations (Continued)

          1994 Compared to 1993 (Continued)

          Depreciation and amortization was somewhat reduced, as repayment of debt took priority over replacement of depreciated capital assets. In that regard, the Consolidated Statement of Cash Flows indicates payments of $577,000 in payment of principal of long-term debt, and a repayment of more than $2.2 million in short-term debt.

          Year end statements reflect over $1.5 million of a "balloon" on a term note, due in July, 1995 as part of the Current Portion of Long-Term Debt. In events subsequent to closing, the Company is negotiating with its current lender to refinance this "balloon".

          It is obvious that new sales and effective cost containment have produced a significant turnaround in the Company's profitability. It should be noted here that the 20% royalties paid during 1994 on the sale of "Pennant Brand" products will be reduced to 5% in 1995 and in subsequent years. It is, therefore, the opinion or management that conditions leading to 1993's historic losses have been corrected, and that current circumstances indicate growth and profitability into the foreseeable future.




                         II-6
Item 7.           Financial Statements







                            INDEPENDENT AUDITORS' REPORT


February 23, 1996

To The Board of Directors
and Shareholders of
Paradise, Inc.
Plant City, FL  33566

We have audited the accompanying consolidated balance sheets of Paradise, Inc., and subsidiaries as of December 3l, l995, 1994, and l993, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the yearsthen ended. These financial statements are the responsibil ty of the Company'smanagement. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Thosestandards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Paradise, Inc., and subsidiaries as of December 3l, l995, 1994, and l993, and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

Respectfully submitted,

BELLA, HERMIDA, GILLMAN & COMPANY


Certified Public Accountants
Plant City, Florida

                                        II-7

                                         PARADISE, INC.
                                    AND SUBSIDIARIES


                              CONSOLIDATED BALANCE SHEETS


                                        ASSETS


                                                    DECEMBER 31,
                                             1995            1994          1993

CURRENT ASSETS:
       Cash                        $ 2,723,443    $   746,324    $   673,854
       Accounts Receivable, Net
        of Allowance for Doubtful Accounts
        of $ -0-
                                     1,132,317      1,911,442      1,656,451
       Inventories                   4,105,497      3,804,268      5,187,470
       Prepaid Expenses and Other
        Current Assets                 481,782        632,114        550,194
       Deferred Income Tax Asset       202,041        200,173        177,254
       Income Tax Refund Receivable      8,783         99,914

 Total Current Assets                8,653,863      7,394,235      8,245,223


INVESTMENTS:
       Real Estate, at Cost            261,848        261,848        261,848


PROPERTY, PLANT AND EQUIPMENT:
       Net of Accumulated Depre-
       ciation of $11,514,234
       (1995), $11,304,633
        (1994) and $10,581,885
        (1993)                       5,257,538      5,651,267      6,194,355


OTHER ASSETS                           248,772        177,297        192,481




TOTAL ASSETS                        $14,422,021    $13,484,647    $14,893,907





                          LIABILITIES AND STOCKHOLDERS' EQUITY


                                                    DECEMBER 31,
                                         1995            1994          1993

CURRENT LIABILITIES:
  Short-Term Debt                  $   388,306    $ 2,171,636   $  4,404,476
  Accounts Payable                     748,998        577,040        374,336
  Accrued Expenses                   1,634,487      1,460,421        902,234
  Dividends Payable                     56,572          4,655          4,655
  Accrued Taxes on Income               93,864
  Current Portion of Long-Term
   Debt                                844,679      2,142,270        567,660

Total Current Liabilities            3,766,906      6,356,022      6,253,361

LONG-TERM DEBT, NET OF CURRENT
PORTION                              3,017,881         98,658      2,250,981
DEFERRED INCOME TAX LIABILITY          540,723        604,668        314,728

Total Liabilities                    7,325,510      7,059,348      8,819,070
STOCKHOLDERS' EQUITY:
 Common Stock, $.30 Par Value,
  2,000,000 Shares Authorized,
  582,721 Shares Issued, 519,170
  Shares Outstanding                   174,816        174,816        174,816
 Capital in Excess of Par Value      1,288,793      1,288,793      1,288,793
 Retained Earnings                   5,907,107      5,235,895      4,885,433

 Less:  Common Stock in Treasury,
     at Cost, 63,551 Shares        (   274,205)   (   274,205)   (   274,205)

Total Stockholders' Equity           7,096,511      6,425,299      6,074,837


TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY                      $14,422,021    $13,484,647   $ 14,893,907

  The Accompanying Notes are an Integral Part of These Financial Statements
                                          II-9


                                      PARADISE, INC.
                                     AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF OPERATIONS

                                           FOR THE YEARS ENDED DECEMBER 31,
                                          1995           1994           1993
NET SALES                            $20,013,900   $21,976,182  $ 17,593,818
COSTS AND EXPENSES:
Cost of Goods Sold                    13,309,577    15,419,318    13,137,550
Loss on Write-Down of Inventory to Market 44,445         7,885       450,596
Selling, General and Administrative
     Expenses                          4,116,155     4,503,412     3,500,727
Depreciation and Amortization            798,918       850,200       870,083
Interest Expense                         736,613       755,303       677,515

      Total Costs and Expenses        19,005,708    21,536,118    18,636,471
EARNINGS (LOSS) FROM OPERATIONS        1,008,192       440,064   ( 1,042,653)
OTHER INCOME, NET                        148,205        91,948       149,974
EARNINGS (LOSS) BEFORE PROVISION FOR INCOME
TAXES AND CUMULATIVE EFFECT OF ACCOUNTING
CHANGE                                 1,156,397       532,012   (   892,679)

PROVISION FOR INCOME TAXES (BENEFIT)     433,268       181,550   (   349,813)

EARNINGS (LOSS) BEFORE CUMULATIVE
EFFECT OF ACCOUNTING CHANGE              723,129       350,462   (   542,866)

CUMULATIVE EFFECT OF CHANGE IN
ACCOUNTING FOR INCOME TAXES          (    25,113)

NET EARNINGS (LOSS)                  $   723,129   $   350,462  $(   517,753)
EARNINGS (LOSS) PER SHARE:
Primary Earnings (Loss) Per Share         $ 1.39        $  .67        $(1.00)
Assuming Full Dilution                    $ 1.39        $  .67        $(1.00)


                                  PARADISE, INC.
                                 AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993



                        CAPITAL IN
                COMMON  EXCESS OF     RETAINED    TREASURY
                 STOCK   PAR VALUE    EARNINGS      STOCK        TOTAL


Balance, December 31,
1992          $174,816$1,288,793  $ 5,403,186   $(274,205)  $ 6,592,590

Net Loss                           (  517,753)             (    517,753)


Balance, December 31,
1993           174,816 1,288,793    4,885,433    (274,205)    6,074,837


Net Earnings                          350,462                   350,462


Balance, December 31,
1994           174,816 1,288,793    5,235,895    (274,205)    6,425,299


Cash Dividends
 Declared, $.10 per
 Share                             (   51,917)               (   51,917)

Net Earnings                          723,129                   723,129



Balance, December 31,
1995          $174,816$1,288,793  $ 5,907,107   $(274,205)  $ 7,096,511





                                           PARADISE, INC.
                                         AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                             FOR THE YEARS ENDED DECEMBER 3l,
                                       1995           l994         l993
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Earnings (Loss)               $   723,129    $   350,462  $(  517,753)
Adjustments to Reconcile Net Earnings (Loss)
 to Net Cash Provided by (Used in)
 Operating Activities:
 Increase (Decrease) in Net Deferred
  Income Tax Liability             (   63,945)       267,021      137,474
  Depreciation and Amortization       798,918        850,200      870,083
  Gain on Sale of Assets           (   67,888)    (    8,023)  (    4,281)
       Decrease (Increase) in:
        Accounts Receivable           779,115     (  254,992)      51,015
        Inventories                (  301,229)     1,383,201   (  278,515)
        Prepaid Expenses              150,351     (   81,921)       5,266
        Refund Receivable              91,131     (   99,914)
       Increase (Decrease) in:
        Accounts Payable              171,958        202,704   (  215,319)
        Accrued Expenses              174,066        558,187   (  383,004)
        Accrued Taxes on Income        93,864                  (  910,297)

Net Cash Provided by (Used in) Operating
  Activities                        2,549,470      3,166,925   (1,245,331)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Property, Plant and
 Equipment                         (  452,793)    (  274,521)  (  824,116)
Proceeds From Sale of Assets          165,532         10,000        9,425

Net Cash Used in Investing
 Activities                        (  287,261)    (  264,521)  (  814,691)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Proceeds (Repayments) of
 Short-term Debt                      216,670     (2,232,840)   2,894,215
Proceeds from Issuance of
 Long-term Debt                       136,932
Principal Payments on Long-term
  Debt                             (  515,300)    (  577,714)  (  681,612)
Dividends                          (   51,917)                 (   93,458)
Increase in Other Assets           (   71,475)    (   19,380)  (   17,896)

Net Cash Provided by (Used in) Financing
 Activities                        (  285,090)    (2,829,934)   2,101,249

Net Increase in Cash                1,977,119         72,470       41,227
CASH, at Beginning of Year            746,324        673,854      632,627
CASH, at End of Year              $ 2,723,443    $   746,324  $   673,854

                                           II-12


                                    PARADISE, INC.
                                   AND SUBSIDIARIES

                         STATEMENTS OF CASH FLOWS (CONTINUED)

                                          FOR THE YEARS ENDED DECEMBER 31

                                          1995           1994         1993
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION:
      Cash Paid During the Year for:

Interest                                $699,304      $ 713,644      $684,697


   Income Taxes (Refund)                $414,000      $(       78)   $276,972


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING
ACTIVITIES:

      Long-Term Debt Issued:
       Equipment Purchases              $             $               $22,529

Refinancing of Long-Term Debt           $2,063,068

Refinancing of Short-Term Debt          $2,000,000






DISCLOSURE OF ACCOUNTING POLICY:

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.








       The Accompanying Notes are an Integral Part of These Financial Statements


                                         PARADISE, INC.
                                         AND SUBSIDIARIES

                   NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 3l, l995, 1994, AND 1993

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE l:  PRINCIPLES OF CONSOLIDATION

       The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, after elimination of all material inter-company transactions and profits.

NOTE 2:  INVENTORIES
                                          1995         1994         l993
        Supplies                     $   84,416    $   85,040    $  104,913
        Raw Materials                   877,943       978,961     1,368,662
        Work in Progress                248,894       281,936       314,050
        Finished Good                 2,894,244     2,458,331     3,399,845

        TOTAL                        $4,105,497    $3,804,268    $5,187,470

       Inventories are valued at the lower of cost (first-in, first-out) or market. Cost includes material, labor and factory overhead.

       Substantially all inventories are pledged as collateral for certain short-term obligations.

NOTE 3:  PROPERTY, PLANT AND EQUIPMENT
                                            1995         l994          l993
        Land and Improvements         $   830,806   $   825,006   $  825,006
        Buildings and Improvements      4,476,937     4,364,623    4,348,926
        Machinery and Equipment        11,464,029    11,766,271   11,602,308

          Total                        16,771,772    16,955,900   16,776,240
        Less:  Accumulated
               Depreciation            11,514,234    11,304,633   10,581,885

        NET                           $ 5,257,538   $ 5,651,267  $ 6,194,355


                                          PARADISE, INC.
                                           AND SUBSIDIARIES


                   NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 3l, l995, 1994, AND 1993






NOTE 3:  PROPERTY, PLANT AND EQUIPMENT (CONTINUED)

       Property, plant and equipment are stated at cost. Generally, the straightline method is used in computing depreciation. Estimated useful lives of plant and equipment are:
                                                             Years

       Buildings and Improvements                           10-30
       Machinery and Equipment                               3-10

       Expenditures which significantly increase values or extend useful lives are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. Upon sale or retirement of property, plant and equipment, the cost and related accumulated depreciation are eliminated from the respective accounts and the resulting gain or loss is included in the current earnings.

       All of the real property and machinery and equipment are pledged as collateral for certain short-term and long-term obligations.

NOTE 4:  SHORT-TERM DEBT

                                          1995          l994          1993

Note payable, bank, collateralized by
 accounts receivable, inventories,
 and real and personal property.       $             $2,125,000  $3,890,000

Trade acceptances, letters of credit
 and other short-term debt.                 199,696      46,636     514,476

Note payable, bank, collateralized
 by equipment.                              188,610

        TOTAL                            $  388,306  $2,171,636  $4,404,476



                                    PARADISE, INC.
                                  AND SUBSIDIARIES

                   NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 3l, l995, 1994, AND 1993


NOTE 4:  SHORT-TERM DEBT (CONTINUED)

       The average monthly borrowings and weighted average interest rates were determined by month-end balances. Non-interest bearing letters of credit were included in the aggregate figures.

                                             WEIGHTED AVERAGE
              l995                                AMOUNT       INTEREST RATE

        Average bank short-term borrowings
          (monthly)                          $ 3,155,220             8.90%

        Average aggregate short-term
          borrowings (monthly)               $ 4,798,769             7.69%

        Maximum aggregate short-term
          borrowings (at any month-end)      $ 9,647,115

                                         WEIGHTED AVERAGE
              1994                           AMOUNT          INTEREST RATE

        Average bank short-term borrowings
          (monthly)                          $ 5,148,583             9.30%

        Average aggregate short-term
          borrowings (monthly)               $ 6,447,638             8.19%

        Maximum aggregate short-term
          borrowings (at any month-end)      $ 9,633,719

                                          WEIGHTED AVERAGE
                l993                           AMOUNT          INTEREST RATE

        Average bank short-term borrowings
          (monthly          )                $ 4,753,148             7.37%

        Average aggregate short-term
          borrowings (monthly)               $ 6,100,638             6.60%

        Maximum aggregate short-term
          borrowings (at any month-end)      $11,193,067

                                           PARADISE, INC.
                                            AND SUBSIDIARIES
                   NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 1995, 1994, AND 1993

NOTE 4:  SHORT-TERM DEBT (CONTINUED)

       Pursuant to an agreement of May 29, 1986, as amended on August 4, 1989, July 31, 1990, May 11, 1992, May 28, 1993, May 31, 1994 and amended and restated on June 8, 1995, a bank agreed to advance the Company 80% of the Company's eligible receivables and 75% of the Company's eligible inventory. Interest is payable monthly and is computed at prime plus
       1%.  Principal is due the earlier of on demand or May 31, 1996.

       This agreement is subject to certain conditions which must be met for the Company to continue borrowing including, among other things, maximum annual capital expenditures, debt service coverage and debt to equity ratios, and a resting period provision.

       The amount available to be drawn down based on the available collateral at December 31, 1995 was $2,551,335, at December 31, 1994, was $1,538,770, and at December 31, 1993, was $1,164,931.

NOTE 5:  LONG-TERM DEBT
                                              1995       1994       1993
       Prime plus 2% note, collateralized
        by accounts receivable, inventories,
        and real and personal property.
        Monthly payments of $21,528 plus
        interest.                          $          $1,959,028 $2,217,361

       Prime plus 2% note, collateralized by
        accounts receivable, inventories and
        equipment.  Monthly payments of $8,333
        plus interest.                                   116,667    216,667

       Prime plus 2% note, collateralized by
        accounts receivable, inventories and
        equipment.  Monthly payments of
        $8,073 plus interest.                                        32,300

       Prime plus 2% note, collateralized
        by accounts receivable, inventories
        and equipment.  Monthly payments of
        $3,721 plus interest.                             14,885     59,540

       Prime plus 1% note, collateralized
        by accounts receivable, inventories and
        equipment.  Monthly payments of $70,000
        plus interest.                         3,850,000
                                   PARADISE, INC.
                                  AND SUBSIDIARIES

                   NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1995, 1994 AND 1993



NOTE 5:  LONG-TERM DEBT (CONTINUED)
                                                1995        1994       1993
       Prime plus 2% note, collateral-
          ized by accounts receivable,
          inventories and equipment.
          Monthly payments of $5,341
          plus interest.                                  133,522    197,612

        Noninterest bearing obligation for
        Covenant Not to Compete.
        Monthly payment of $1,250.                                    23,750

        Noninterest bearing obligation for
        Covenant Not to Compete.  Annual
        payment of $1,000.                                             2,000

        Noninterest bearing obligation for
        equipment.  Annual payment of
        $30,000.                                                      30,000

        9.26% obligation under capital
        lease.  Monthly payments of $471,
        including interest.                    12,560     16,826      39,411


        Total Debt                          3,862,560  2,240,928   2,818,641
        Less Current Portion                  844,679  2,142,270     567,660

        LONG-TERM DEBT                     $3,017,881 $   98,658  $2,250,981

        The aggregate principal amounts maturing in each of the five subsequent years are:
                                  1996                        $  844,679
                                  1997                           845,132
                                  1998                           842,749
                                  1999                           840,000
                                  2000                           490,000

                                Total                         $3,862,560

                                  PARADISE, INC.
                           AND SUBSIDIARIES
                    NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 3l, l995, 1994, AND 1993

NOTE 6:  LEASES

       The Company has certain equipment leases which are classified as capital leases. At December 3l, l995, 1994, and 1993, the amount capitalized was $22,529, $22,529, and $287,609, respectively, and the amount recognized as an obligation was $12,560, $16,826, and $39,411, respectively, which has been included in long-term debt shown in Note 5.

       The Company leases automobiles under operating leases ranging in length from thirty to sixty months. Lease payments charged to operations amounted to $48,852 (1995), $52,446 (1994), and $50,998 (1993).

       At December 31, 1995, future minimum payments required under leases with terms greater than one year, and the present value of minimum capital lease payments, were as follows:
                                                           OPERATING
        YEARS ENDING DECEMBER 3l,        CAPITAL LEASES      LEASES

             1996                          $  5,647        $ 40,871
             1997                             5,647          27,173
             1998                             2,824          24,548

       Total Minimum Lease Payments          14,118        $ 92,592
        Less Amount Representing Interest     1,558

        PRESENT VALUE OF FUTURE MINIMUM
         CAPITAL LEASE PAYMENTS            $ 12,560

NOTE 7:  ACCRUED EXPENSES
                                        1995          l994             1993
       Accrued Payroll and Bonuses    $  297,849    $  124,310      $ 84,553
       Accrued Brokerage Payable         328,281       286,545       210,976
       Accrued Pension Cost (Note        188,502       286,683       166,219
       Provision for Unrealized Profit
        on Retail Returns                356,000       316,000       194,000
       Accrued Royalties and Other       147,843       146,186        51,462
       Accrued Credit Due to Customers   186,181       181,816        84,250
       Accrued Insurance Payable         129,831       118,881       110,774

       TOTAL                          $1,634,487    $1,460,421      $902,234

       As a part of its normal sales policy, the Company allows some customers to return unsold, retail packed, candied fruit after the holiday season. A provision for the unrealized profit on these estimated returns is shown above under "provision for unrealized profit on retail returns".

                                   PARADISE, INC.
                                  AND SUBSIDIARIES
                      NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 3l, l995, 1994, AND 1993

NOTE 8:  RETIREMENT PLAN

       The Company and its subsidiaries have a defined benefit pension plan covering all employees who become eligible for participation in the plan on the semiannual date following one year of service (l,000 hours worked) and the attainment of age 21. The total pension cost for l995, 1994, and l993 was $20,318, $120,464, and $202,182, respectively, which includes amortization of past service cost over 10 years. The Company makes annual contributions to fund the plan equal to the amounts deductible for Federal Income Tax purposes. The benefit formula being used is known as the frozen initial liability cost method. The plan's assets consist of both fixed income assets and whole life insurance contracts. The plan has no significant nonbenefit liabilities.

       Net pension cost for 1995, 1994 and 1993 included the following components:
                                              1995        1994        1993
       Service Cost - Benefits Earned
        During the Period                 $  75,040   $ 174,990   $ 199,840
       Interest Cost on Projected
        Benefit Obligation                  178,703     181,433     188,846
       Actual Return on Plan Assets        (450,255)    261,708    (323,437)
       Net Amortization and Deferral        216,830    (497,667)    136,933
       Net Periodic Pension Cost          $  20,318   $ 120,464   $ 202,182

       The following table sets forth the plan's funded status and amounts recognized in the Company's consolidated financial statements at December 31, 1995, 1994 and 1993:

       Actuarial present value of benefit obligations:
                                            1995          1994         1993
         Accumulated Benefit Obligation,
          Including Vested Benefits of
          $2,524,011, $2,001,269, and
          $2,273,993, respectively       $2,624,116   $2,095,655   $2,449,489
         Projected Benefit Obligation for
          Service Rendered to Date       $(3,029,472) $(2,466,978) $(3,197,365)

         Plan Assets at Fair Value       3,161,796    2,737,723    3,025,078

         (Projected Benefit Obligation in
          Excess of Plan Assets) Plan Assets
          in Excess of Projected Benefit
          Obligation                       132,324      270,745   (  172,287)


                                   PARADISE, INC.
                                   AND SUBSIDIARIES
                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 3l, l995, 1994, AND 1993

NOTE 8:  RETIREMENT PLAN (CONTINUED)

        Unrecognized Net (Gain) Loss From
          Past Experience Different From
          That Assumed and Effects of
          Changes in Assumptions            25,796   (  188,967)     164,671

        Prior Service Cost            (    437,218)  (  474,006)  (  279,097)
        Unrecognized Net Obligation at
          October 1, 1987, Amortized Over
          15 Years, Net of Amortization     90,596      105,545      120,494

        Accrued Pension Cost Included
          in Accrued Expenses         $(   188,502) $(  286,683) $(  166,219)

       The following economic assumptions are used:
                                                 1995      1994      1993

        Weighted Average Discount Rate            6.25%     7.25%     5.75%
        Rate of Increase in Future Compensation   4.62%     4.66%     5.50%
        Expected Long-Term Rate of Return         7.50%     7.50%     7.50%

       In amortizing prior service costs, a straight-line amortization of the cost over the average remaining service period of employees expected to receive benefits under the plan is used.

NOTE 9:  PROVISION FOR FEDERAL AND STATE INCOME TAXES

       The provisions for income taxes are comprised of the following amounts:
                                        YEAR ENDED DECEMBER 31
                                    1995          1994        1993
       CURRENT:
        Federal                   $ 460,864    $ 230,086   $
        State                        38,217
                                    499,081      230,086
       DEFERRED:
        Federal                    ( 69,987      250,856     (290,137)
        State                         4,174       16,165     ( 59,676)

                                   ( 65,813)     267,021     (349,813)
       REFUND FROM NOL CARRYBACK                (315,557)
       TOTAL PROVISION FOR INCOME
           TAXES (BENEFIT)        $ 433,268    $ 181,550    $(349,813)
                                         II-21

                                  PARADISE, INC.
                                 AND SUBSIDIARIES

                    NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 3l, l995, 1994, AND 1993


NOTE 9:  PROVISION FOR FEDERAL AND STATE INCOME TAXES
(CONTINUED)

       A reconciliation of the differences between the effective income tax rate and the statutory Federal income tax rate follows:



                                              YEAR ENDED DECEMBER 31
                                          1995          1994        1993

       Income Taxes Computed at Statutory
        Rate                            $393,175     $180,884   $(303,512)
       State Income Tax, Net of Federal
        Income Tax Benefit                27,978                 ( 40,095)
       Other, Net                         12,115          666    (  6,206)


       PROVISION FOR INCOME TAXES       $433,268      $181,550   $(349,813)



       EFFECTIVE TAX RATE                  37.5%        34.1%     (39.2)%






NOTE l0: EARNINGS PER COMMON SHARE

       Primary and fully diluted earnings per common share are based on the weighted average number of shares outstanding and assumed to be outstanding during the year (519,170 shares in 1995, 519,508 shares in l994 and 520,093 shares in l993 for primary) and (519,170 shares in 1995, 519,747 shares in 1994 and 520,093 shares in 1993 for fully diluted). Refer to note 12 for discussion of stock options.


                                      PARADISE, INC.
                                     AND SUBSIDIARIES
                     NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 3l, l995, 1994, AND 1993

NOTE 11:  BUSINESS SEGMENT DATA

       The Company's operations are conducted through four business segments. These segments, and the primary operations of each, are as follows:

          BUSINESS SEGMENT                                 OPERATION

          Candied Fruit            Production  of candied fruit, a
                                   basicfruitcake ingredient, sold to
                                   manufacturing bakers,
                                   institutional users, and retailers
                                   for use in home baking.

          Molded Plastics          Production  of plastic containers
                                  and other molded plastics for sale
                                  to  various food  processors and
                                  others.

         *Edible Nuts              Packaging and distribution of
                                   bulk and retail packaged edible
                                   nuts.

         *Frozen Strawberry Products  Growing and processing of
           and Fresh Strawberries      strawberries and frozen
                                      strawberry products for
                                      preservers, dairies and drink
                                      manufacturers.


       * For purposes of segment disclosure for 1995, edible nuts and strawberry product information will be included in candied fruit.

                                        YEAR ENDED  YEAR ENDED YEAR ENDED
NET SALES IN EACH SEGMENT                 1995         l994      l993
Candied Fruit:
   Sales to Unaffiliated Customers     $17,641,613  $16,441,601  $12,855,026
Molded Plastics:
 Sales to Unaffiliated Customers         2,372,287   3,294 ,672    3,735,713
Edible Nuts:
  Sales to Unaffiliated Customers                       615,079      601,277
Strawberry Products:
  Sales to Unaffiliated Customer                      1,624,830      401,802

          NET SALES                    $20,013,900  $21,976,182  $17,593,818


                                  PARADISE, INC.
                                  AND SUBSIDIARIES

                   NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 3l, l995, 1994, AND 1993

NOTE 11:  BUSINESS SEGMENT DATA (CONTINUED)

                                         YEAR ENDED   YEAR ENDED YEAR ENDED
                                           1995           l994     l993
THE OPERATING PROFIT OF
EACH SEGMENT IS LISTED BELOW

         Candied Fruit                 $ 5,354,892   $ 5,179,973  $ 3,087,765
         Molded Plastics                   602,056       382,885      642,326
         Edible Nuts                                       4,444   (  583,161)
         Strawberry Products                             222,453       74,116
OPERATING PROFIT OF SEGMENTS             5,956,948     5,789,755    3,221,046
General Corporate Expenses, Net         (4,212,143)   (4,594,388)  (3,586,184)
Interest Expense                        (  736,613)   (  755,303)  (  677,515)
Other Income                               148,205        91,948      149,974
EARNINGS (LOSS) BEFORE PROVISION
  FOR INCOME TAXES                     $ 1,156,397   $   532,012  $(  892,679)

Operating profit is composed of net sales, less direct costs and overhead costs associated with each segment. Due to the high degree of integration between the segments of the Company, it is not practical to allocate general corporate expenses, interest, and other income between the various segments.

IDENTIFIABLE ASSETS OF EACH        YEAR ENDED    YEAR ENDED   YEAR ENDED
SEGMENT ARE LISTED BELOW             1995           l994        l993

Candied Fruit                    $ 7,002,360    $ 7,401,801   $ 8,115,678
Molded Plastics                    2,361,566      2,355,067     2,986,927
Edible Nuts                                          40,145       174,070
Strawberry Products                                 716,653       794,532
Identifiable Assets                9,363,926     10,513,666    12,071,207
General Corporate Assets           5,058,095      2,970,981     2,822,700
         TOTAL ASSETS            $14,422,021    $13,484,647   $14,893,907
                                        II-24

                                         PARADISE, INC.
                                        AND SUBSIDIARIES
                   NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 1995, 1994, AND 1993

NOTE 11:  BUSINESS SEGMENT DATA (CONTINUED)

       Identifiable assets by segment are those assets that are principally
       used in the operations of  each segment.   General corporate  assets are
       principally cash, land and building, and investments.

DEPRECIATION AND AMORTIZATION
EXPENSE OF EACH SEGMENT IS                 YEAR ENDED YEAR ENDED YEAR ENDED
LISTED BELOW                                 1995        l994       l993

         Candied Fruit                    $472,691     $486,876   $481,726
         Molded Plastics                   280,278      291,535    325,524
         Edible Nuts
         Strawberry Products                             15,381     11,946
         Segment Depreciation and
           Amortization Expense            752,969      793,792    819,196

         General Corporate Depreciation
           and Amortization Expense         45,949       56,408     50,887

         TOTAL DEPRECIATION AND
           AMORTIZATION EXPENSE           $798,918     $850,200   $870,083

CAPITAL EXPENDITURES OF EACH              YEAR ENDED YEAR ENDED YEAR ENDED
SEGMENT ARE LISTED BELOW                      1995      l994      l993

         Candied Fruit                      $292,460  $117,082    $565,483
         Molded Plastics                     130,959   107,640     131,986
         Edible Nuts
         Strawberry Products                            32,040      71,660
         Segment Capital Expenditures         23,419   256,762     769,129
         General Corporate Capital
           Expenditures                       29,374    17,759      77,516
TOTAL CAPITAL EXPENDITURES                  $452,793  $274,521    $846,645

       The Company conducts operations only within the United States. Foreign sales are insignificant; primarily all sales are to domestic companies.

                                   PARADISE, INC.
                                   AND SUBSIDIARIES

         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 3l, l995, 1994, AND 1993

NOTE 12:  STOCK OPTION

       On August 23, 1990, the Company granted to a member of the Board of Directors an option to purchase 5,000 shares of the Company's common stock. The option was exercisable at any time over a five year period at $5.75 per share, the market bid price on the date the option was granted. This stock option expired on August 23, 1995 without being exercised.


NOTE 13:  DIVIDEND RESTRICTION

       Under the terms of a loan agreement dated May 29, 1986, as amended August 4, 1989, July 31, 1990, May 11, 1992, May 28, 1993, May 31,
       1994, and amended and restated on June 8, 1995, declaration of dividends had been limited. For December 31, 1993 dividends were limited to the lesser of 20% of net earnings, or $150,000, provided that the Company attained certain minimum net worth levels as defined in the loan agreement. For December 31, 1994, no dividends could be declared. A $.10 per share dividend was declared for December 31, 1995 as dividend restrictions were eliminated.

NOTE 14:  MAJOR CUSTOMER

       The Company sells more than 9% of its consolidated revenues to the affil-iated companies Wal-Mart Stores, Inc. and Sam's Club. These affiliated companies are not related to Paradise, Inc. in any way. Sales to each of these affiliates are made separately, and each is shipped a different brand of fruit products and invoiced by a separate Paradise, Inc. subsidiary. The loss of sales to either or both of these affiliated companies could, and in fact did, have a material adverse effect on operating earnings. During 1993 Wal-Mart Stores, Inc. did not offer glace fruit products to its customers. Glace fruit products were offered in 1995 and 1994.

NOTE 15:  CONCENTRATION OF CREDIT RISK

       Financial instruments which potentially subject the Company to concentration of credit risk consist principally of cash equivalents and unsecured trade receivables. The Company's cash equivalents are maintained with several financial institutions located in Florida. Accounts at each institution are secured by the Federal Deposit Insurance Corporation up to $100,000. Uninsured balances aggregate to $2,433,821 at December 31, 1995. The Company grants credit to customers, substantially all of whom are located in the United States. The Company's ability to collect these receivables is dependent upon economic conditions in the United States and the financial condition of its customers.
                                        II-26


                                   PARADISE, INC.
                                   AND SUBSIDIARIES
                     NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 3l, l995, 1994, AND 1993


NOTE 16:  INCOME TAXES

       The Company has adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (FAS 109). Under the provisions of FAS 109, an entity recognizes deferred tax assets and liabilities for future tax consequences of events that have been previously recognized in the Company's financial statements or tax returns. The measurement of deferred tax assets and liabilities is based on provisions of the enacted tax law; the effects of future changes in tax laws or rates are not anticipated.

       Under FAS 109, measurement is computed using applicable current tax rates (34% for Federal 1995 and 5.5% for State 1995). Adoption of FAS 109 did not have a material effect on the Company's consolidated financial statements. Prior years' financial statements have not been restated.

       As of December 31, 1994, the Company had a net tax operating loss
       (NOL) carryforward of approximately $278,000 available to offset its 1995 State income tax liability.

       Significant components of the Company's deferred tax assets and liabilities at December 31, 1995, 1994 and 1993 were:
                                                1995        1994        1993
       Deferred Tax Assets resulting from:
       Net Operating Loss Carryforward      $            $  10,075   $337,992
       Inventory Valuation                      67,482      71,187    107,564
       Book Provision for Loss of Profits      133,963     118,911     69,690
       Other                                       596       1,194      1,791

       Total Deferred Tax Assets               202,041     201,367    517,037
       Deferred Tax Liabilities Resulting from:
       Tax over Book Depreciation              540,723     605,862    654,511

       Total Deferred Tax Liabilities          540,723     605,862    654,511
       Net Deferred Tax Liability            $ 338,682   $ 404,495   $137,474
       The Net Deferred Tax Liability is
       Reflected in the Balance Sheet Under
       These Captions:
       Deferred Income Tax Asset             $(202,041)  $(200,173) $(177,254)
       Deferred Income Tax Liability           540,723     604,668    314,728
                                             $ 338,682   $ 404,495  $ 137,474



                                 PARADISE, INC.
                                AND SUBSIDIARIES
                   NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 1995, 1994, AND 1993

          NOTE 17:  QUARTERLY FINANCIAL DATA (UNAUDITED)

           Selected quarterly financial data is summarized as follows:

                                               QUARTER ENDED
              1995             March 31   June 30  September 30   December 31

NET SALES                     $1,256,491 $1,118,553 $9,399,067    $8,239,789

GROSS PROFI                      464,602    195,313  4,018,711     2,025,697

NET EARNINGS (LOSS)             (316,880)(1,153,857) 1,945,926       247,940

EARNINGS PER COMMON
  SHARE (LOSS)                  $ (0.61)  $ (2.22)      $3.74          $0.48

                                              QUARTER ENDED
         1994               March 31   June 30    September 30    December 31
          NET SALES        $ 2,328,496  $ 1,896,208   $9,587,673  $ 8,163,805
          GROSS PROFIT         516,908      193,443    4,105,504    1,733,124
  NET EARNINGS (LOSS)       (  438,600)  (  771,529)   1,616,865   (   56,274)
          EARNINGS (LOSS)
             PER COMMON SHARE   $( .84)   $(1.49)        $3.10        $ .67

                                                 QUARTER ENDED
               1993          March 31  June 30   September 30    December 31
          NET SALES       $ 1,294,855  $ 1,785,308   $6,851,683   $ 7,661,972
          GROSS PROFIT        245,402      283,772    2,505,966       970,532
          NET EARNINGS
          (LOSS)           (  603,515)  (  771,367)   1,092,689    (  235,560)
          EARNINGS (LOSS)
          PER COMMON SHARE     $(1.16)     $(1.49)       $2.09       $( .44)


Item 8.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure

                                     None



                                     II-29

                                   PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16 (a) of the Exchange Act
(a)        Directors of the Registrant

          Frank A. Weaner -     Chairman of the Board of Directors of
                                 Registrant, 87 years old.  Term of
                                 office will expire at next
                                 stockholders' meeting.
                                 Officer with the Registrant
                                 for past 34 years except for
                                 period during 1972 and
                                 1973 when he served as a
                                 management consultant to
                                 the Registrant.

          Melvin S. Gordon -    President of the Registrant, 62
                                years old.  Term of office will
                                expire at next stockholders'
                                meeting.  Officer with
                                Registrant past 31 years.

          Eugene L. Weiner -    Director and Executive Vice-President,
                                Secretary and
                                Treasurer of the Registrant, 64
                                years old.  Term of office will
                                expire at next stockholders'
                                meeting.  Officer with
                                Registrant past 30 years.

          S.D. Fuller -           Director, 87 years old.  Term
                                  of office expired on June 14,
                                  1995.  Investment Banker,
                                  S.D. Fuller & Co.

          Randy S. Gordon -     Vice President for Plastics Sales
                                of the Registrant, 40 years old.
                                Term of office will expire at
                                next stockholders' meeting.
                                Employee of Registrant past 17
                                years.

          Tracy W. Schulis -    Vice President for Fruit Sales of
                                the Registrant, 39 years old.
                                Term of office will expire at
                                next stockholders' meeting.
                                Employee of Registrant past 16
                                years.

          Mark H. Gordon -      Vice President, Manager of Fruit
                                Manufacturing.  33 years old.
                                Term of office will expire at
                                next stockholders' meeting.
                                Employee of Registrant past 10
                                years.

(a)        Executive Officers of the Registrant

          Frank A. Weaner -     Chairman of the Board of
                                Directors, 87 years old.  Term of
                                office will expire at next annual
                                directors' meeting.  Officer with
                                the Registrant for past 34 years
                                except for period during 1972
                                and 1973 when he served as a
                                management consultant to the
                                Registrant.

          Melvin S. Gordon -    President, 62 years old. Term of
                                office will expire at next annual
                                directors' meeting.  Officer with
                                Registrant past 31 years.

          Eugene L. Weiner -    Executive Vice-President,
                                Secretary, Treasurer, 64 years
                                old.  In charge of operations.
                                Term of office will expire at
                                next annual directors' meeting.
                                Officer with Registrant past 30
                                years.

                                     III-1


Item 9.   Directors and Executive Officers of the Registrant (Continued)

(b)                             Not Applicable

           Family Relationships

           Melvin S. Gordon is son-in-law to Frank A. Weaner, Parent of Registrant.

           Frank A. Weaner, Parent of Registrant, is uncle to Eugene L.
           Weiner.

           Melvin S. Gordon is first cousin by marriage to Eugene L.
           Weiner.

           Melvin S. Gordon is the father of Randy S. Gordon and Mark
           H. Gordon and the father-in-law of Tracy W. Schulis.

(d)                             Not Applicable

Item 10.  Executive Compensation

(a) and (b) The following information is set forth with respect to all remuneration paid or accrued by the Company and its subsidiaries during the year ended December 31, 1995 to its officers and directors as a group. Pursuant to regulation S-B Item 402 (a)(2)(I) and (ii) the Company's six most highly paid executive officers or directors, included in the group total, whose total remuneration exceeds $100,000 are separately listed.


                                     III-2


Item 10.  Executive Compensation (Continued)

                                      COMPENSATION

                         SALARIES, FEES,
NAME OF INDIVIDUAL       DIRECTORS' FEES,           ESTIMATED
AND CAPACITY             COMMISSIONS AND         ANNUAL BENEFITS
IN WHICH SERVED          BONUSES (1) (2)          PAYABLE (3) (6)


All Directors and
 Officers as a Group
 (7 Persons)             $1,230,150

Frank A. Weaner,
 Chairman of the
 Board and Director      $   302,599 (4)                (5)

Melvin S. Gordon,
 President and
 Director                $  294,266                  $66,972

Eugene L. Weiner,
 Executive Vice-
 President and
 Director                $  263,384                  $64,716

Randy S. Gordon,
 Vice-President
 and Director           $   128,549                  $51,084

Tracy W. Schulis,
 Vice-President
  and Director          $   122,343                  $50,676

Mark H. Gordon,
 Vice-President
 and Director           $   109,010                  $47,844

                           NOTES TO THE ABOVE TABLE

          1. Personal benefits consist of charges for the personal use of Company automobiles and PS-58 Costs.

          2. A deferred compensation plan was approved by The Board of Directors during 1995 to be funded beginning in 1996.

          3. These amounts are computed actuarially according to the Retirement Plan of the Company assuming certain facts as follows: a) that the participant remains in the service of the Company until his normal retirement date at age 65; b) that the participant's earnings increase 4.62% annually during the remainder of his service until retirement age subject to the maximum annual compensation limits established by law; and
             c) that the plan be continued without substantial modification.

          4. Includes $21,600 paid to Mr. Weaner for monthly rental on that part of his home used by Mr. Weaner as an office.

          5. Withdrew from the retirement plan during the year ended December 31, 1984.

          6. As of the latest available actuarial valuation date.


                                     III-3


Item 10.  Executive compensation (Continued)

           S.D. Fuller, who resigned for health reasons in June, 1995, received an annual director's fee of $10,000 plus reimbursement of any travel expenses incurred in conjunction with the Board of Directors meetings. In recognition of his 30 years of service, he was awarded an annual stipend of $10,000 for five years, or until his demise.

  (d)      Options, Warrants, or Rights

           On August 23, 1990, the Company granted to Director Fuller an option to purchase 5,000 shares of the Company's treasury stock. The option is exersiable at any time over a five year period at $5.75 per share, the bid price on the date the option was granted. This option expired August 23, 1995 without being exercised.

(e)        Long-Term Incentive Plan Awards Table

                                Not Applicable


Item 11.  Security Ownership of Certain Beneficial Owners and Management

(a) The following table sets forth as of December 31, 1995, information concerning the beneficial ownership of the common stock of the Company by the persons who own, are known by the company to own, or who the Company has been advised have filed with the S.E.C. declarations of beneficial ownership, of more than 5% of the outstanding common stock.

                                 AMOUNT & NATURE
NAME AND ADDRESS OF    TITLE OF   OF BENEFICIAL     PERCENT
BENEFICIAL OWNER        CLASS      OWNERSHIP (1)   OF CLASS

Frank A. Weaner        Common
 4901 Lyford Cay Road
 Tampa, Florida         Stock      146,460            28.2%

Melvin S. Gordon      Common
 13603 Waterfall Way
 Tampa, Florida       Stock         60,892            11.7

TOTAL                              207,352            39.9%



                                     III-4


Item 11.  Security Ownership of Certain Beneficial Owners and
          Management (Continued)

(b) Beneficial ownership of common stock held by all directors and officers of the Company as a group:

                                             AMOUNT
                                            AND NATURE
                     TITLE OF              OF BENEFICIAL         PERCENT
                     CLASS                 OWNERSHIP (1)         OF CLASS

Directors and
Officers
As a Group           Common                   242,414               46.7

Frank A. Weaner      Common                   146,460               28.2

Melvin S. Gordon     Common                    60,892               11.7

Eugene L. Weiner    Common                     19,300                3.7

Randy S. Gordon     Common                      6,104                1.2

Tracy W. Schulis    Common                      4,571                 .9

Mark H. Gordon      Common                      4,062                 .8

Stephen D. Fuller   Common                      1,025                 .2

          (1)                   The nature of the beneficial
                                ownership for all shares is sole
                                voting and investment power.


           The Company knows of no contractual arrangements which may at a subsequent date result in a change in control of the Company.


Item 12.  Certain Relationships and Related Transactions

                                     None


                                     III-5


Item 13.  Exhibits and Reports on Form 8-K

                                                       PAGE

(a)       Exhibit (3) - Articles of
                       Incorporation
                       and By-Laws                Incorporated
                                                  By Reference

          Exhibit (11) - Statement Re:
                      Computation of Per
                      Share Earnings                  II -22

          Exhibit (21) - Subsidiaries
                      of the Small Business
                      Issuer                         III - 7


(b)        Reports on Form 8-K

           No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 1995.



                                     III-6


Item 13.  Exhibit 21 - Subsidiaries of the Small Business Issuer

                                                             STATE OF
                                                          INCORPORATION

           Fruit Traders, Inc.                              Florida

           White Swan Products, Inc.                        Florida

           Sun-Ripe Fruit Products, Inc.                    Florida

           F.T. Properties, Inc.                            Florida

           Paradise Growers, Inc.                           Florida

           Pennant Fruit Products, Inc.                     Florida



                                     III-7


                                  SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



__________________________        PARADISE, INC.
Date


                                   Melvin S. Gordon
                                   President


In accordance with the Exchange Act this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


   s/ Frank A. Weaner           Chairman of the Board            ___________
Frank A. Weaner                  Principal Executive Officer    Date


   s/ Melvin S. Gordon          President and Director            ___________
Melvin S. Gordon                                                 Date


   s/ Eugene L. Weiner          Executive Vice President
Eugene L. Weiner                 And Director-Principal
                                 Financial and Account-
                                 ing Officer                       __________
                                                                  Date


   s/ Randy S. Gordon          Vice President and
Randy S. Gordon                 Director                            ___________
                                                                   Date


   s/ Tracy W. Schulis         Vice President and
Tracy W. Schulis                Director                             __________
                                                                    Date


   s/ Mark H. Gordon           Vice President and
Mark H. Gordon                  Director                              __________
                                                                     Date