Form 10QSB
period 1996-03-31
PARADISE INC
filed 1996-05-22
CIK 76149

FORM 10 - QSB

          SECURITIES AND EXCHANGE COMMISSION


                Washington, D.C. 20549

     QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF

         THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended March 31, 1996
                    Commission File No. 0-3026

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

          "Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date."

          Class                         Outstanding as of March 31,
                                   1996            1995          Common Stock
          $0.30 Par Value                  519,170 Shares      519,170 Shares





                              Page 1

PARADISE, INC.                          COMMISSION FILE NO. 0-3026
PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements
    (a) (1)    CONSOLIDATED BALANCE SHEETS

                                             AS OF MARCH 31,
                                        1996               1995
     ASSETS

CURRENT ASSETS
  Cash and Unrestricted Demand Deposits $ 11,389 $ 130,436 Accounts and Notes Receivable, Less
    Allowances of $-0- (1996 and 1995)          770,475        804,086
  Inventories:
    Raw Materials                             1,685,268      2,110,516
    Work in Process                              57,639         11,454
    Finished Goods                            4,958,921      3,760,100
  Deferred Income Tax Asset                     202,042        201,367
  Income Tax Refund Receivable                                  99,914
  Prepaid Expenses and Other Current Assets     371,118        431,869

          TOTAL CURRENT ASSETS                8,056,852      7,549,742
  Real Estate Investment, at Cost               261,849        261,849
  Property, Plant and Equipment, Less
    Accumulated Depreciation of $11,684,001
    (1996) and $11,489,704 (1995)             5,292,262      5,604,473
  Deferred Charges and Other Assets             291,833        160,494

TOTAL ASSETS                                $13,902,796    $13,576,558

        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes and Trade Acceptances Payable      $    543,651    $ 2,492,752
  Current Portion of Long-Term Debt             844,721      2,058,227
  Accounts Payable                            1,884,062      1,551,882
  Accrued Liabilities                           674,286        694,406
  Federal and State Income Taxes Payable         85,081              0

          TOTAL CURRENT LIABILITIES           4,031,800      6,797,267
LONG-TERM DEBT, NET OF CURRENT PORTION        2,736,709         64,901
DEFERRED INCOME TAX LIABILITY                   446,858        605,862
STOCKHOLDERS' EQUITY
  Common Stock: Auth; 2,000,000 shs. @ $.30
   Par Value; Issued 582,721 (1996 and 1995)    174,926        174,926
  Capital in Excess of Par Value              1,288,793      1,288,793
  Retained Earnings                           5,497,915      4,919,014
  Less 63,551 (1996 and 1995) shares at cost
         Held in Treasury                  (   274,205)  (    274,205)

          Total Stockholders' Equity          6,687,429      6,108,528

TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                                    $13,902,796    $13,576,558
                              Page 2

PARADISE, INC.                               COMMISSION FILE NO. 0-3026

ITEM 1.  Financial Statements  (Continued)

(a) (1)             CONSOLIDATED STATEMENTS OF INCOME

                                            FOR THE THREE MONTHS ENDED
                                                    MARCH 31,
                                                1996           1995

Net Sales                                   $ 1,175,051    $ 1,256,491

Costs and Expenses:
 Cost of Goods Sold                             784,474        791,889
 Selling, General and Admin. Expense            563,428        497,220
 Depreciation and Amortization                  175,202        193,873
 Interest Expense - Long Term                    83,351         59,620
 Interest Expense - Short Term                        0         40,363


        Total Expenses                        1,606,455      1,582,965

Other Income                                     22,212          9,594


Earnings (Loss) from Operations Before
 Provision for Income Taxes                (   409,191)   (   316,880)

Provision for Income Taxes                            0              0


Net Earnings (Loss)                      $(    409,191)    $( 316,880)


Earnings (Loss) per Common Share               $(0.79)        $(0.61)

PARADISE, INC.                                COMMISSION FILE NO. 0-3026

(a) (1)             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                FOR THE THREE MONTHS ENDED
                                                         MARCH 31,
                                                 1996          1995

CASH FLOWS FROM OPERATING ACTIVITIES
  Net Earnings (Loss)                     $(   409,191)  $(   316,880)
  Adjustments to Reconcile Net Earnings (Loss) to Net
    Cash Used in Operating Activities
Depreciation and Amortization                   175,202        193,873
Decrease (Increase) in:
  Accounts Receivable                           361,842      1,107,356
  Inventories                               (2,596,331)    (2,077,802)
  Prepaid Expenses                              110,664        200,245
Increase (Decrease) in:
  Accounts Payable                            1,135,064        974,842
  Accrued Expense                           (1,016,773)   (   766,015)
  Income Taxes Payable                      (   93,865)

   Net Cash Used in Operating Activities    (2,333,388)   (   684,381)

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of Property and Equipment        (   199,992)   (   147,081)

   Net Cash Used in Investing Activities   (   199,992)   (   147,081)

CASH FLOWS FROM FINANCING ACTIVITIES
 Net Proceeds of Short-Term Debt                155,344        321,115
 Principal Payments of Long-Term Debt      (   281,130)   (   117,799)
 Increase in Common Stock                                          110
 Decrease in Dividends Payable                            (     4,655)
 Decrease (Increase) in Other Assets      (     52,888)         16,803

        Net Cash Provided by (Used in)
          Financing Activities             (   178,674)        215,574

        Net Decrease in Cash                (2,712,054)   (   615,888)
CASH AT BEGINNING OF PERIOD                   2,723,443        746,324

CASH AT END OF PERIOD                     $      11,389    $   130,436

  PARADISE, INC.                              COMMISSION FILE 0-3026

     (g) Earnings per common share, assuming no dilution, are based on the weighted average number of shares outstanding during the period: 519,170 (1996 and 1995).

     (h) The foregoing information is unaudited, but, in the opinion of management, includes all adjustments, consisting of normal accruals, necessary for a fair presentation of the results for the period reported.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     As in all interim financial statements, this discussion begins with the caveat that, due to the extreme seasonality of the Company's core business, glace' (candied) fruit, only a full year's reporting offers a reliable basis for judging operating results.

     Glace' fruit and related products, which accounted for approximately 88% of the Company's total sales during 1995, is primarily used as an ingredient for fruit cakes and other Thanksgiving and Christmas holiday confections. Demand peaks just prior to this season, and about 80% of total annual sales in this category is sold between the second week of September and the first week in November each year.

     However, in order to make timely deliveries of these products, the Company manufactures and builds inventories for more than ten months during the year. In addition, the availability of certain raw materials is contingent on harvest cycles, which often dictates the accumulation of these fruit products as much as eighteen months before their anticipated sales.

     For these reasons, the Company borrows relatively large amounts of interim working capital, and, typically, accrues losses well into the third fiscal quarter, even during years of relatively high earnings.

     Also for these reasons, the magnitude of operations varies materially from one quarter to the next, and, in the opinion of management, analysis of the comparison between quarters in not productive. Therefore, this discussion is limited to comparing the current year-to-date with a like period during the prior year.

     Total net sales during the first quarter of 1996 were equal to less than 6% of total net sales during 1995, which did not vary materially with the first quarter of 1995, and its relationship to 1994 totals. Certain changes in the components of these totals are of interest, although, in the opinion of management, not significant to total anticipated performance.

     The first of these was in strawberries, a category consolidated with the fruit segment of business. During late 1995, there was a large carryover of frozen strawberry inventories, which depressed selling prices. For that reason, management elected not to plant crops for harvest during early 1996, and, as a result, had no fresh strawberries for sale during the current quarter. These sales had amounted to $274,000 during the first quarter of the prior year. Offsetting this was an increase in the sales of frozen strawberry products from the Company's own carryover inventory.

PARADISE, INC.                                   COMMISSION FILE 0-3026

     The other sales development of note concerned the trade practice of allowing some customers to return unsold, retail-packed candied fruit products after the holiday season. It has been the Company policy through the years to set aside a provision for unrealized profits on estimated returns when calculating operating results at year-end, thereby reducing the impact of such returns on operating profits during the ensuing year. At the end of the quarter, there was an indication that a slightly higher percentage of prior year sales might be returned.

     Management was gratified to note a sales increase of 11% in the plastics segment of business, which accounted for approximate 12% of total net sales during 1995. While this is not yet conclusive, it is an indication that the change in the marketing focus of this segment, developed over the past two years, would be a positive step towards growth.

     As a percentage of sales, costs of goods sold increased slightly as compared to the same period last year, most of which was in purchases and other make ready expenses in anticipation of an earlier start of production activities during the current year. Selling expenses increased largely because of the change in the rates of credit to royalty expenses on returned merchandise. (Royalties are paid, on a net sales basis, to the owner of a brand, the rights to which Paradise acquired during 1994. During that first year, such royalties were accrued at 20%, and at 5% during ensuing years. Therefore, deductions of 20% were made on accrued royalties for 1995 returns of 1994 sales, while deductions of 5% were made on 1996 returns of 1995 sales.)

     Depreciation and amortization expenses continued to trend downward, as capital expenditures during the past two years have been minimized in order to conserve cash.

     General and administrative expenses were slightly higher, with a general wage increase given to management as well as all other full time employees early in the year, and small variations in other sundry accounts.

     Total interest expense declined by 16%. While prevailing rates were lower , it is also of note that, due to restructuring of debt and improved cash flow during 1995, the Company required no short-term borrowings from banks to finance operations during the first quarter of 1996.

     The small increase in other income is relatively insignificant, but reflects the accrual of some interest income from the cash carryover at year-end, 1995.

     In conclusion, management is unable to discern trends or forecast annual results from the information at hand. There are indications that 1996 sales and earnings will replicate 1995 performance, but it is far too early to make predictions with any degree of certainty.
















                           Page 6
     PARADISE, INC.                  COMMISSION FILE NO. 0-3026


     PART II.  OTHER INFORMATION

     None of the item numbers on captions are applicable to this report and are , therefore, omitted.

                         SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Date: May 10, 1996            PARADISE, INC.


                                        s/ Melvin S. Gordon
                                        Melvin S. Gordon, President

                                        s/ Eugene L. Weiner
                                        Eugene L. Weiner, Executive
                                        Vice President, Secretary-Treasurer

































                           Page 7