Form 10KSB/A
period 1995-12-31
PARADISE INC
filed 1996-07-03
CIK 76149

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549

                         FORM 10-KSB/A
          ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

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

          Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge , in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this
          Form 10-KSB.  Yes x   No___

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


s/  Frank A. Weaner      Chairman of the Board -       ____________________
Frank A. Weaner             Principal Executive Officer          Date


s/ Melvin S. Gordon      President and Dirctor       ____________________
Melvin S. Gordon                                     Date


s/ Eugene L. Weiner      Executive Vice President
                      and Director - Principal
                      Financial and Account-      ____________________
                      ing Officer                 Date


s/ Randy S. Gordon       Vice President and            ____________________
                       Director                   Date


s/ Tracy W. Schulis      Vice President and            ____________________
                       Director                   Date


s/ Mark H. Gordon        Vice President and            ____________________
                       Director                   Date