Form 10QSB
period 1996-06-30
PARADISE INC
filed 1996-08-15
CIK 76149

FORM 10 - QSB

          SECURITIES AND EXCHANGE COMMISSION


                Washington, D.C. 20549

     QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF

         THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended June 30, 1996
                    Commission File No. 0-3026

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

          "Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date."

          Class                             Outstanding as of June 30,

          Common Stock                        1996                1995
          $0.30 Par Value                519,170 Shares      519,170 Shares





                              Page 1

PARADISE, INC.                          COMMISSION FILE NO. 0-3026
PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements
    (a) (1)    CONSOLIDATED BALANCE SHEETS

                                                 AS OF  JUNE 30,
                                              1996               1995*
     ASSETS

CURRENT ASSETS
  Cash and Unrestricted Demand Deposits $ 18,059 $ 190,965 Accounts and Notes Receivable, Less
    Allowances of $-0- (1996 and 1995)          695,026        847,280
  Inventories:
    Raw Materials                             2,125,382      1,927,891
    Work in Process                             300,301        311,200
    Finished Goods                            8,563,747      8,035,687
  Deferred Income Tax Asset                     202,042        201,367
  Income Tax Refund Receivable                                  99,914
  Prepaid Expenses and Other Current Assets     563,202        570,752

          TOTAL CURRENT ASSETS               12,467,758     12,185,057
  Real Estate Investment, at Cost               261,848        261,848
  Property, Plant and Equipment, Less
    Accumulated Depreciation of $11,869,232
    (1996) and $11,677,123 (1995)             5,706,814      5,560,603
  Deferred Charges and Other Assets             335,276        346,453

TOTAL ASSETS                                $18,771,696    $18,353,961

        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes and Trade Acceptances Payable       $ 4,502,053    $ 4,669,042
  Current Portion of Long-Term Debt             918,584        844,407
  Accounts Payable                            3,861,882      2,979,460
  Accrued Liabilities                           672,700        850,342
  Federal and State Income Taxes Payable              0              0

          TOTAL CURRENT LIABILITIES           9,955,219      9,343,251
LONG-TERM DEBT, NET OF CURRENT PORTION        2,942,083      3,370,337
DEFERRED INCOME TAX LIABILITY                   446,858        605,862
STOCKHOLDERS' EQUITY
  Common Stock: Auth; 2,000,000 shs. @ $.30
     Par Value; Issued 582,721 (1996 and 1995)  174,926        174,926
  Capital in Excess of Par Value              1,288,793      1,288,793
  Retained Earnings                           4,238,022      3,844,998
  Less 63,551 (1996 and 1995) shares at cost
         Held in Treasury                  (   274,205)  (    274,205)

          Total Stockholders' Equity          5,427,536      5,034,512

TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                                    $18,771,696    $18,353,961
 *Restated for Comparative PurposesPage 2

PARADISE, INC.                                 COMMISSION FILE NO. 0-3026

ITEM 1.  Financial Statements  (Continued)

(a) (1)             CONSOLIDATED STATEMENTS OF INCOME

                                            FOR THE THREE MONTHS ENDED
                                                    JUNE  30,
                                                  1996       1995*

Net Sales                                  $    981,179    $ 1,118,553

Costs and Expenses:
 Cost of Goods Sold                           1,327,294      1,362,127
 Selling, General and Admin. Expense            532,620        631,008
 Depreciation and Amortization                  195,165        133,248
 Interest Expense - Long Term                    86,309         63,501
 Interest Expense - Short Term                  119,433        119,736


        Total Expenses                        2,260,820      2,309,621

Other Income                                     19,749        117,052


Earnings (Loss) from Operations Before
 Provision for Income Taxes                 (1,259,892)    (1,074,015)

Provision for Income Taxes                            0              0


Net Earnings (Loss)                        $(1,259,892)   $(1,074,015)


Earnings (Loss) per Common Share               $(2.43)        $(2.07)












* Restated for Comparative Purposes





                              Page 3

PARADISE, INC.                                  COMMISSION FILE NO. 0-3026

Item 1.  Financial Statements (Continued)

  (a) (1)    CONSOLIDATED STATEMENTS OF INCOME

                                             FOR THE SIX MONTHS ENDED
                                                     JUNE 30,

                                                 1996          1995*

Net Sales                                   $ 2,156,230    $ 2,375,044

Cost s and Expenses:
   Cost of Goods Sold                         2,111,768      2,154,016
   Selling, General & Administrative Expense  1,096,048      1,128,228
   Depreciation and amortization                370,367        327,121
   Interest Expense - Long Term                 169,660        123,121
   Interest Expense - Short Term                119,433        160,099

        Total Expense                         3,867,275      3,892,586

Other Income                                     41,961        126,646

Earnings (Loss) from Operations
 Before Provision for Income Taxes          (1,669,084)    (1,390,895)


Provision for Income Taxes                            0              0


Net Earnings (Loss)                        $(1,669,084)   $(1,390,895)


Earnings (Loss) per Common Share              $(3.21)        $(2.68)



*Restated for Comparative Purposes
















                              Page 4
PARADISE, INC.                                COMMISSION FILE NO. 0-3026

Item 1.  Financial Statements (Continued)

(a) (1)             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            FOR THE SIX MONTHS ENDED
                                                  JUNE  30,
                                               1996          1995*
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss                                 $(1,669,084)   $(1,390,895)
  Adjustments to Reconcile Net Loss to Net
    Cash Used in Operating Activities
Depreciation and Amortization                   370,367        327,121
Gain on Sale of Assets                                    (   102,500)
Decrease (Increase) in:
  Accounts Receivable                           437,291      1,064,162
  Inventories                               (6,883,933)    (6,470,509)
  Prepaid Expenses                          (   72,636)         61,362
Increase (Decrease) in:
  Accounts Payable                            3,112,884      2,402,420
  Accrued Expense                           (1,055,652)   (   614,735)
  Income Taxes Payable                      (   93,865)                        0

    Net Cash Used in Operating Activities   (5,854,628)    (4,723,576)

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of Property and Equipment        (   302,751)   (   208,423)
 Proceeds from Sale of Assets                         0        102,500

     Net Cash Used in Investing Activities (   302,751)   (   105,923)

CASH FLOWS FROM FINANCING ACTIVITIES
 Net Proceeds of Short-Term Debt              4,113,747      4,497,407
 Proceeds from Issuance of Long-Term Debt             0        136,932
 Principal Payments of Long-Term Debt      (   498,915)   (   163,116)
 Dividends Paid                            (    56,572)
 Increase in Other Assets                  (   106,265)   (   197,083)

   Net Cash Provided by Financing Activities  3,451,995      4,274,140

        Net Decrease in Cash                (2,705,384)   (   555,359)
CASH AT BEGINNING OF PERIOD                   2,723,443        746,324

CASH AT END OF PERIOD                     $      18,059    $   190,965

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING AND INVESTING ACTIVITIES:

    PROCEEDS OF LONG-TERM DEBT USED TO:
            Pay Down Short-Term Debt      $                 $2,000,000
            Pay Off Existing Long-Term Debt                  2,063,068
            Purchase Equipment                  497,022

                                           $    497,022     $4,063,068
*Restated for Comparative Purposes
                              Page 5

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

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Long term investors and other observers of the Company's progress through the years know that it is a firmly-held opinion of Management that interim financial data do not provide a reliable basis for measuring performance, and that only a full year's accounting should be used for interpreting operating results.

     This is because the glace' (candied) fruit segment of business, which accounted for approximately 88% of the Company's total annual sales during 1995, is extremely seasonal, and about 80% of this segment's annual sales are made in an eight week period beginning in mid-September of each year. However, in order to make timely deliveries during this peak demand period, the Company must manufacture and build inventories for more than ten months during the year.

     Obviously, ongoing expenses with very little income leads to the reporting of material losses during the interim periods leading up to the concentrated shipping and selling period, and annual profits do not begin to accrue until well into the third quarter, even during years with relatively high earnings. This factor leads also to the need for substantial borrowings of short-term working capital.

     Also for reasons such as the varying seasonal availability of raw materials, the volume of manufacturing activity and related expenses differ significantly from quarter to quarter, which, in the opinion of management, renders the comparison of quarters uninformative. Therefore, this discussion is limited to comparing the current year-to-date with the like period during the preceding year.

     Total net sales for the first six months of 1996 were about 9% less than for the same period during the prior year. However, by the same time last year, less than 12% of the total net sales for 1995 had been made, so that the reduction, as related to annual sales is not significant. The largest reductions in sales during the first two quarters occurred in the fresh and frozen strawberry segment of business. As reported in earlier filings, because of large, industry-wide carryover of frozen inventories, the Company elected not to grow or process strawberries during the past season, and, therefore, had no fresh and very little frozen product available for sale.

     Net sales were also reduced by slightly higher returns of 1995 shipments of glace' (candied) fruit. As reported in numerous filings, the Company offers the privilege to return a certain percentage of purchases to certain customers, who pay a premium for this privilege. At year-end, the anticipated loss of gross profits on these returns is reserved, so that one year's returns will have little impact on the ensuring year's income.

     In the plastics molding segment of business, sales increased by more than 20%, which is significant, as plastics sales are fairly consistent throughout the year. This development validates management's strategy of withdrawing from several large volume, but low profit, markets in this segment, in order to focus on higher technology, and more specialized production with greater profit potential. After several periods of decline in sales, the trend now seems to have reversed.

     PARADISE, INC.                             COMMISSION FILE 0-3026


     Expressed as a percentage of sales, costs of goods sold increased somewhat , reflecting some accounting adjustments to the reserve for returns, mentioned above, to the extent that the volume of such returns was underestimated at the end of 1995. In addition, part of the costs for some major plant maintenance and an increase in expense for the depreciation of certain capital investments were allocated to the cost of inventories.

     Selling, general, and administrative expenses were slightly lower, with significant reductions in the costs for brokerage and commissions, certain insurance, outside professional services and selling and administrative expenses related to the strawberry segment of business. These reductions were partially offset by modest increases in expenses for payroll, warehouse, investor relations, and several other miscellaneous items.

     Interest expense remained fairly constant, although there was a shift in allocations between long-term and short-term costs after the Company restructured its debt in mid-1995.

     Other income declined materially, as more than $100,000 was generated during early 1995 from the sale of some fully depreciated capital equipment. No such transactions took place during 1996.

     As a consequence of all of the above, losses during the first six months were greater than those during the same period, 1995. However, it bears repeating that, as a percentage of anticipated annual activity, the numbers are small, and management can discern no reliable indicators for forecasting year end results, other than to postulate, with the information now at hand, that 1996 operations will not differ greatly from those during 1995.

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

     Date: August 5, 1996          PARADISE, INC.


                                        s/ Melvin S. Gordon
                                        Melvin S. Gordon, President

                                        s/ Eugene L. Weiner
                                        Eugene L. Weiner, Executive Vice
                                        President, Secretary-Treasurer