Form 10QSB
period 1996-09-30
PARADISE INC
filed 1996-11-12
CIK 76149

FORM 10 - QSB

          SECURITIES AND EXCHANGE COMMISSION


                Washington, D.C. 20549

     QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF

         THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended September 30, 1996
                    Commission File No. 0-3026

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

              Class                         Outstanding as of September 30,
           Common Stock                        1996                1995
          $0.30 Par Value                  519,170 Shares      519,170 Shares





Page 1
PARADISE, INC.                          COMMISSION FILE NO. 0-3026
PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements
    (a) (1)    CONSOLIDATED BALANCE SHEETS

                                             AS OF SEPTEMBER 30,
                                        1996               1995*
     ASSETS

CURRENT ASSETS
  Cash and Unrestricted Demand Deposits $ 32,569 $ 365,066 Accounts and Notes Receivable, Less
    Allowances of $-0- (1996 and 1995)        7,129,438      7,564,018
  Inventories:
    Raw Materials                             1,497,398      1,545,406
    Work in Process                             306,756        270,960
    Finished Goods                            7,158,994      6,661,468
  Deferred Income Tax Asset                     202,042        201,367
  Income Tax Refund Receivable                        0         99,914
  Prepaid Expenses and Other Current Assets     395,708        723,026

          TOTAL CURRENT ASSETS               16,722,905     17,431,225
  Real Estate Investment, at Cost               261,848        261,848
  Property, Plant and Equipment, Less
    Accumulated Depreciation of $11,976,001
    (1996) and $11,677,123 (1995)             5,620,854      5,407,285
  Deferred Charges and Other Assets             325,690        238,061

TOTAL ASSETS                                $22,931,297    $23,338,419

        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes and Trade Acceptances Payable       $ 7,268,063    $ 6,732,272
  Current Portion of Long-Term Debt             920,558        882,235
  Accounts Payable                            2,897,539      3,251,185
  Accrued Liabilities                           990,924      1,219,674
  Federal and State Income Taxes Payable        297,004        364,697

          TOTAL CURRENT LIABILITIES          12,374,088     12,450,063
LONG-TERM DEBT, NET OF CURRENT PORTION        2,709,022      3,310,042
DEFERRED INCOME TAX LIABILITY                   446,858        605,862
STOCKHOLDERS' EQUITY
  Common Stock: Auth; 2,000,000 shs. @ $.30
     Par Value; Issued 582,721 (1996 and 1995)  174,926        174,926
  Capital in Excess of Par Value              1,288,793      1,288,793
  Retained Earnings                           6,211,815      5,782,938
  Less 63,551 (1996 and 1995) shares at cost
         Held in Treasury                  (   274,205)  (    274,205)

          Total Stockholders' Equity          7,401,329      6,972,452

TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                                    $22,931,297    $23,338,419
 *Restated for Comparative PurposesPage 2

PARADISE, INC.                                   COMMISSION FILE NO. 0-3026

ITEM 1.  Financial Statements  (Continued)

(a) (1)             CONSOLIDATED STATEMENTS OF INCOME

                                           FOR THE THREE MONTHS ENDED
                                                 SEPTEMBER 30,
                                                1996          1995*

Net Sales                                    $9,163,889    $ 9,399,066

Costs and Expenses:
 Cost of Goods Sold                           5,380,686      5,380,356
 Selling, General and Administrative Expense  1,174,477      1,254,217
 Depreciation and Amortization                  199,594        188,396
 Interest Expense - Long Term                    89,349         37,232
 Interest Expense - Short Term                  179,985        255,375


        Total Expenses                        7,024,091      7,115,566

Other Income                                     37,136        136,198


Earnings  from Operations Before
 Provision for Income Taxes                   2,176,934      2,419,688

Provision for Income Taxes                      203,139        364,697


Net Earnings                                 $1,973,795     $2,054,991


Earnings  per Common Share                       $3.80           $3.96












* Restated for Comparative Purposes





                              Page 3

PARADISE, INC.                            COMMISSION FILE NO. 0-3026

Item 1.  Financial Statements (Continued)

  (a) (1)    CONSOLIDATED STATEMENTS OF INCOME

                                              FOR THE NINE MONTHS ENDED
                                                    SEPTEMBER 30,

                                                   1996          1995*

Net Sales                                   $11,320,119    $11,774,110

Cost s and Expenses:
   Cost of Goods Sold                         7,492,454      7,534,372
   Selling, General and Administrative Expense2,270,525      2,382,445
   Depreciation and amortization                569,961        515,517
   Interest Expense - Long Term                 259,009        160,353
   Interest Expense - Short Term                299,418        415,474

        Total Expense                        10,891,367     11,008,161

Other Income                                     79,097        145,792

Earnings  from Operations
 Before Provision for Income Taxes              507,849        911,741


Provision for Income Taxes                      203,139        364,697


Net Earnings                              $     304,710    $   547,044


Earnings  per Common Share                        $0.59         $1.05



*Restated for Comparative Purposes
















                              Page 4
PARADISE, INC.                                 COMMISSION FILE NO. 0-3026

Item 1.  Financial Statements (Continued)

(a) (1)             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            FOR THE NINE MONTHS ENDED
                                                SEPTEMBER  30,
                                                 1996          1995*
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Earnings                              $     304,709  $     547,045
Adjustments to Reconcile Net Earnings to Net
    Cash Used in Operating Activities
Depreciation and Amortization                   569,961        515,517
Gain on Sale of Assets                   (       6,935)   (   102,500)
Decrease (Increase) in:
  Accounts Receivable                       (5,997,121)    (5,652,576)
  Inventories                               (4,857,651)    (4,673,566)
  Prepaid Expenses                               94,857  (     90,912)
Increase (Decrease) in:
  Accounts Payable                            2,148,541      2,674,145
  Accrued Expense                          (   643,563)   (   245,402)
  Income Taxes Payable                          109,274        364,697

    Net Cash Used in Operating Activities   (8,277,928)    (6,663,552)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of Property and Equipment        (   406,451)   (   233,249)
 Proceeds from Sale of Property and Equipment     6,935        102,500

    Net Cash Used in Investing Activities  (   399,516)  (    130,749)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net Proceeds of Short-Term Debt              6,879,757      6,560,636
 Proceeds from Issuance of Long-Term Debt             0        325,542
 Principal Payments of Long-Term Debt      (   730,002)   (   374,193)
 Dividends Paid                            (    56,572)              0
 Increase in Other Assets                  (   106,613)   (    98,942)

  Net Cash Provided by Financing Activities   5,986,570      6,413,043

        Net Decrease in Cash                (2,690,874)   (   381,258)
CASH AT BEGINNING OF PERIOD                   2,723,443        746,324

CASH AT END OF PERIOD                     $      32,569    $   365,066

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING AND INVESTING ACTIVITIES:

Issuance of Long-Term Debt to Purchase Equipment $    497,022


*Restated for Comparative Purposes

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

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Background


     As in the past, this analysis begins with the caveat that, in the opinion of management, only a full year's accounting will yield an accurate reporting of the Company's financial position and progress.

     Paradise's principal segment of business is glace' (candied) fruit, which is used primarily as an ingredient for Thanksgiving and Christmas holiday fruit cakes and other confections. As such, 80% of the total annual sales in this segment are concentrated between the second week in September and the middle of November each year.

     However, in order to meet demand during this relatively short period, the Company must manufacture, pack and store product for ten to eleven months prior to this shipping "season", which requires a proportionately large amount of working capital, and for which ongoing expenses are accrued with little offset from income. Therefore, it is not uncommon for financial statements to reflect substantial losses well into the third quarter.

     Also, due to seasonal differences in operations, comparison of the current quarter with the quarter immediately preceding offers little useful data in assessing the Company's financial condition. Therefore, this discussion is limited to a comparison of the first nine months of 1996 with the similar period during the preceding year.

     Sales

     The decline in total sales volume for the period was nearly 4%. Sales in the strawberry segment of business were reduced in an amount almost equal to this total decline, as the Company did not plant strawberry crops in the autumn of 1995, and, therefore, had no new fresh or frozen product to sell during 1996. The decision not to plant was made because of industry-wide large carryover inventories of frozen product, and the consequent depression of market prices. The relatively limited sales of Paradise strawberries to date were from inventories existing at the beginning of the year.

     There were differences in other business segments as well. Sales in the molded plastics segment increased by more than 13%, as the Company's strategy of discontinuing the manufacture of high-volume, low-profit items in exchange for higher technology, higher profit products began to show positive results. Overall net sales of candied fruit products decreased by about 2% for two principal reasons: (i) timing differences in the shipping dates for the same customers from 1995 to 1996, and (ii) higher than anticipated returns of 1995 holiday merchandise, which, in turn, reduced 1996 sales in a greater magnitude than similar transactions during the prior year.

     PARADISE, INC.                                COMMISSION FILE 0-3026


     Since the quarter ends at the very peak of seasonal shipments, a timing difference of only one working day during the month of September can result in several hundreds of thousands of dollars of difference in sales volume for that month and for the third quarter. (As an example, in subsequent events, the sales volume for the first invoicing day in October, 1996 exceeded the first invoicing day in October, 1995 by more than $900,000).

     As reported in numerous filings, the Company offers to certain customers the privilege to return a certain percentage of purchases, for which a premium is paid. At year-end, the estimated loss in gross profits on these returns is calculated and reserved, so that returns of prior year sales will have little impact on the subsequent year's profits. During 1996, returns exceeded estimates, eroding current year sales and income.

     These excess returns were generated by a very few customers, who have attempted to make return policies and practices at the store level into "profit centers" in and of themselves. As a consequence, Paradise management has initiated a comprehensive system of reviewing each order as it is received, and limiting each customer's shipments to a level that approximates the prior year's net sales, plus a margin for reasonable growth.

     Expenses

     Expressed as a percentage of sales, cost of goods sold increased by about 2%, reflecting increased expenses for (i) several raw materials, ingredients and supplies; (ii) for government-mandated water effluent treatment; (iii) a general increase in factory labor expense, driven by new minimum wage legislation; (iv) costs related to handling the returns mentioned above; and (v) several other miscellaneous items.

     Depreciation and amortization escalated by about 10%, due to some required capital refurbishment of buildings, and the purchase of new plastics molding machine to provide more economical packaging for the Company's own products, and to provide capacity for new demand in this business segment.

     Selling, general and administrative expenses declined by nearly 5%, with reductions in many line items in this category being offset somewhat by increases in payroll, royalty expense, warehousing, and several other miscellaneous expenses.

     Total interest expense declined slightly, with the differences in "long-term" and "short-term" classifications being caused by the restructuring of Company debt during mid-year 1995.

     Income

     Other income was reduced materially because the sale of some fully depreciated equipment during 1995 provided a large share of such income accrued for that period. Similar sales have not taken place to date during the current year.

     For many of the reasons stated above, after-tax earnings have been reduced from $1.05 to $.59 per share for the nine months reported herein. However, only approximately 55% of the anticipated annual sales have been made to date, with the balance to be made in the fourth quarter. It remains the opinion of management, therefore, that it would be premature to predict year-end results at this time.

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

     Date: November 10, 1996       PARADISE, INC.



                                        Melvin S. Gordon, President


                                        Eugene L. Weiner, Executive
                                        Vice President, Secretary-Treasurer