Form 10KSB
period 1996-12-31
PARADISE INC
filed 1997-04-18
CIK 76149

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549

                          FORM 10-KSB
          ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year Ended December 31, 1996
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

          Issuer's revenues for its most recent fiscal year:     $20,377,066

          State the aggregate market value of the voting stock held by nonaffiliates of the registrant, $2,361,139 (as of January 31, 1997 , bid price $8.50)

          Class                          Outstanding at December 31, 1996

          Common Stock,
          $.30 Par Value                         519,170 Shares

                         PARADISE, INC.

                 1996 FORM 10-KSB ANNUAL REPORT
                       TABLE OF CONTENTS

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

Item 3.   Legal Proceedings                                I - 6

Item 4.   Submission of Matters to a Vote of
            Security Holders                               I - 6

                             PART II

Item 5.   Market for Common Equity and
             Related Stockholder Matters                    II-1 - II-2

Item 6.   Management's Discussion and Analysis or
             Plan of Operation                              II-2 - II-5

Item 7.   Financial Statements                              II-6 - II-27

Item 8.   Changes In and Disagreements with Accountants
             On Accounting and Financial Disclosure           II - 28

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

               Molded Plastics               Production of plastic containers,
                                             for the Company's products,
                                             and other molded plastics for
                                             sale to packaging
                                             and various food processors and
                                             others.











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

          This marketing dominance was reinforced by the acquisition, during 1994, of exclusive use of the customer lists, trademark and rights for the sale of "Pennant Brand" candied fruit products at the supermarket retail level. Through a newly formed, wholly-owned subsidiary, these rights added $2.8 million to Company net sales during 1996.

          "Pennant Brand" glace' fruit products were formerly manufactured and sold by a competitor, who maintained rights for the sale of these products at the institutional level, and who has a preeminent market share in the sale of both candied and maraschino cherries.

          Total cost for these "Pennant" rights was a payment of 20% in royalties on the net sales of that brand during 1994, and payment of 5% in royalties of brand net sales during the following four years.

          In terms of candied fruit dollar sales, during 1996, approximately 23% were shipped to manufacturing bakers and other institutional users, with the balance being sold through supermarkets and other retail outlets for ultimate use in the home.

          Sales to retail outlets are usually generated through registered food brokers operating in exclusively franchised territories. This method of distribution is widely accepted in the food industry because of its efficiency and economy. Other fruit sales, and almost all plastics sales, are made directly by the Company's own personnel.

          The principal raw materials used by the Company are fruits, fruit peels, corn syrups, nuts, both raw and roasted and salted, and plastic resins. Most of these materials are readily accessible from a number of competitive suppliers. The supply and prices may fluctuate with growing and crop conditions, factors common to all agricultural products. Edible nut pricing is particularly volatile, and subject to typical commodity fluctuations based on supply, demand, and future expectations. Feed stocks for some plastic resins are petroleum related and may be subject to supply and demand fluctuations in this market.

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

          While edible nuts are sold on a more year-round basis, given the Company's selling strategy of combining nut with candied fruit, this category is seasonal also. This factor becomes increasingly significant as management attempts to coordinate buying and/or positioning of nut deliveries at advantageous pricing, while filling the anticipated needs for seasonally concentrated shipments to customers. In certain varieties of nuts, there is as much as a ten month interval between harvest and the time the Company requires deliveries for packing and shipment. Net sales in this category totaled $265,290 during 1996.

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

          Originally, management discerned a market niche to be exploited, both for the Company and for local growers, by beginning to freeze strawberries no longer competitive in the fresh fruit market, and offer them for sale to commercial and institutional consumers in the eastern U.S., where a distinct freight cost advantage existed. After a modest start during 1993, sales aggregated more than $1.6 million during 1994. However, a number market conditions changed, including the NAFTA international trade agreement. This increased the volatility and the exposure to risk, so, during 1995, the Company produced only that for which they had firm purchase commitments, and sales declined to almost $667,000 during the year. During 1996, there existed an industry-wide excess carryover inventory of frozen product, which
                                          I-3
Item 1.   Description of Business (Continued)

          materially depressed selling prices. Therefore, the Company elected to neither grow or process strawberries during the year, and sell only that inventory of frozen products which had been carried over from the prior season. During 1996, these sales totaled $320,000.

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

          During 1996, the Company sold nearly 11% of its consolidated revenues to the affiliated companies, Wal-Mart Stores, Inc. and Sam's Club. These affiliated companies are not related to Paradise, Inc. Sales to each of these affiliates were made separately, and each is shipped a different brand of fruit products, and is invoiced by a separate Paradise subsidiary.
          In addition, slightly more than 5% of consolidated revenues was
          sold to various divisions of Winn-Dixie Stores, Inc.   In
          this case, also, sales of a specific subsidiary brand to each of the divisions were made individually, and shipments were made and invoiced accordingly. While there is no industry-wide data available, management estimates that the Company sold approximately 60-70% of all candied fruits and peels consumed in the U.S. during 1996. The Company knows of two competitors; however, it estimates that none of these has as large a share of the market as the Company's.

                               I-4

Item 1.   Description of Business (Continued)

          Edible nuts are packaged in a variety of ways by a large number of suppliers, many of whom are major U.S. corporations. Management is not able to estimate the total value of the market, but is certain that the Company's share is extremely small.

          The molded plastics industry is very large and diverse, and management has no reasonable estimate of its total size. Many products produced by the Company are materials for its own use in the packaging of candied fruits for sale at the retail level. Outside sales represent approximately 70% of the Company's total plastics production at cost, and, in terms of the overall market, are insignificant.

          In the above business segments, it is the opinion of management that price, which is to include the cost of delivery, is the largest single competitive factor, followed by product quality and customer service.

          Given the above competitive criteria, it is the opinion of management, that the Company is in a favorable position.

          During recent years, the Company has made capital investments approaching $1 million in order to comply with the growing body of environmental regulations. These have included the building of screening and pretreatment facilities for water effluent, installation of devices for controlling the quality of air emissions, and removing underground fuel storage tanks to approved above ground locations. All of these facilities are permitted by governmental authorities at various levels, and are subjected to periodic testing as a condition of permit maintenance and renewal. All required permitting is currently in effect, and the Company is in full compliance with all terms and conditions stated therein.

          By local ordinance, it is required that all water effluent is metered, tested and discharged into a municipal industrial waste treatment plant. During 1996, costs for this discharge exceeded $218,000, and management estimates that all expenses directly related to compliance with environmental regulations total well over $275,000 annually.

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

                               I-5
Item 2.   Description of Property (Continued)

          During 1985, the Company acquired approximately 5.2 acres immediately adjacent to, and to the West of, its main plant building. Several buildings and a truck weight scale existed on the property. Some of these facilities have been significantly updated, remodeled, and/or rebuilt and are used for the strawberry processing and some plastics molding operations. Other facilities, in excess of the Company's current needs, are leased to others.

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

                                             BID PRICES
                                                High       Low
               1996

               First Quarter                  8 3/4      7 3/8
               Second Quarter                 8 3/4      8 1/4
               Third Quarter                  8 1/2      8 1/4
               Fourth Quarter                 8          7 1/2

               1995

               First Quarter                  6 1/2    6 1/2
               Second Quarter                 6 1/2    6 1/2
               Third Quarter                  6 1/2    6 1/2
               Fourth Quarter                 6 3/4    6 1/2


(b)       Approximate Number of Equity Security Holders

          As of December 31, 1996, the approximate number of holders of record of each class of equity securities of the Registrant were:

                                            NUMBER OF
            TITLE OF CLASS              HOLDERS OF RECORD

          Common Stock, $.30 Par Value          303

C         Dividend History and Policy

          The Company has declared dividends of $.10 (1996) and (1995) and $.00 (1994). Dividends have been declared and paid annually, only when warranted by profitability and permitted by lending agreements.

          The Company does not have a standard policy in regards to the declaration and payment of dividends. Each year dividend payments, if any, are determined upon consideration of the current profitability, cash flow requirements, investment outlook and other pertinent factors.
                               II-1
Item 5.   Market for Common Equity and Related Stockholder Matters (Continued)

C         Dividend History and Policy (Continued)

          According to the covenents of a loan agreement, dated May 29, 1986, amended several times thereafter, and in effect until June 8, 1995, the declaration of dividends was specifically limited by certain financial parameters. That agreement was modified in 1995, and while still requiring the attainment of certain balance sheet ratios, specific references to dividends were omitted. For the year ended December 31, 1994, no dividends could be decalared.
          For the years ended December 31, 1995 and 1996, dividends of $.10 per share were declared.

Item 6.   Management's Discussion and Analysis or Plan of Operation

          Summary

          The following tables set forth for the periods indicated (I) percentages which certain items in the financial data bear to net sales of the Company and (ii) percentage increase of such item as compared to the indicated prior period.

                        RELATIONSHIP TO        PERIOD TO PERIOD
                          TOTAL REVENUE      INCREASE (DECREASE)
                    YEAR ENDED DECEMBER 31,         YEARS ENDED
                    1996      1995      1994   1996-95         1995-94
NET SALES:
 Candied Fruit
  and Nuts          85.9%     88.0%     85.08%  -   .7%       -    5.6%
 Molded  Plastics   14.1      11.9      15.0      20.8        -   28.0

                   100.0     100.0     100.0       1.8        -    8.9
Cost of Sales       67.5      66.7      70.2       3.0         -  13.4

Selling, General and
 Administrative
 Expense            19.6      20.6     20.5     - 3.0           - 13.4

Depreciation and Amorti-
 zation              3.7       4.0      3.8     - 5.1         -    6.0

Interest Expense    3.3        3.7      3.4     - 9.1          -   2.5

Earnings from
 Operations         5.9        5.0      2.1      18.6            129.1

Other Income         .9         .8       .4      24.7             61.2

Earnings Before Pro-
 vision for Income
 Taxes              6.8       5.8       2.5      19.4            117.4
                               II-2

Item 6.   Management's discussion and analysis or plan of Operation
          (Continued)

Provision for Income
 Taxes             2.6       2.2        .9       22.8            136.6

Net Earnings       4.2%      3.6%      1.6%      17.3%           106.3%

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


          (3) Results of Operations

                      1996 Compared to 1995

          Operating results during 1996 further validated changes in policy and business strategies initiated during 1994, and in which focus was shifted to concentration on core products, increasing net cash flow, and aversion of risk in growth and expansion efforts.

          These shifts in emphasis, while leading to greater profitability and balance sheet stability, have also resulted in a slow growth, and in some cases, a decline in total sales. However this slow growth results from the continuation of the management mandated reductions and/or eliminations in the sale of low profit or profit erroding line items.

          During 1996, total sales in all business segments grew approxi-mately 2%. Sales in the Plastics segment grew by more than 20%, as newly acquired machinery and equipment was put into production, and despite the elimination of some high volume, but net loss, line items.




                               II-3

Item 6.   Management's Discussion and Analysis or Plan of Operation
          (Continued)

          (3) Results of Operations (Continued)

                1996 Compared to 1995 (Continued)

          Sales in the Fruit segment of business declined nearly 1%, but this does not reflect a reduction in sales of the Company's core product line of glace' (candied) fruit sold through supermarkets. It was, rather, a reduction of more than 50% in the sales of strawberry products. Since there continued to be an industry wide oversupply of frozen strawberry inventory carried over from the prior year, the Company elected not to enter production during 1996, thereby materially limiting product available for sale.
          Sales in the edible nut category remained relatively unchanged.

          Expressed as a percentage of sales, cost of sales increased by less than 1%. This was due to a general inflation of the costs in several categories, the reduction of costs in others, but none of these were of a really significant nature. Again as a percentage of sales, General and Administrative expenses declined slightly, also as a result of increases and decreases in a variety of expense line items, none of which would be considered noteworthy. Interest expense was reduced by about 10%, reflecting both improved rates granted by principal lender, and lower average short-term monthly borrowings and a reduction of term debt.

          Depreciation and amortization likewise decreased slightly, as the value of expiring schedules exceeded the value of additions to fixed assets.

          The above operating results more than satisfied all of the covenants of the loan agreement with the Company's major lender, increased earnings by 17%, to $1.63 from $1.39 per share, and were followed by a Director's resolution to pay a dividend of $0.10 per share.


                      1995 Compared to 1994

          1995 was a watershed year for Paradise, Inc.; a year during which a number of policies and directions were changed. During 1994, the directors and management carefully assessed corporate policies, objectives and operating procedures. They were motivated by operating results during 1993, the only loss year in the Company's then thirty-three year history.

          After painstaking analysis, a new, or renewed, management philosophy emerged. Simple in its goals and profound in its effect, this new philosophy incorporated greater focus on core products, elevating net cash flow objectives to a level almost equal to profitability, making risk aversion one of the primary criteria in planning growth strategies, and "right sizing" the balance sheet by achieving a better balance between long and short term debt, and improving the overall relationship between total liabilities and equity.
                               II-4

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

          Total sales declined by slightly more than $1.96 Million, or nearly 9%. However, almost all of this decrease was by design, as the Company withdrew from unprofitable markets that heretofore had eroded profits from other operations and/or resulted in substantial inventory write-downs. These markets include, but are not limited to, the growing, processing and sale of fresh and frozen strawberry products, the manufacture and sale of some injection molded plastics, and the repackaging and sale of edible nuts.

          In the strawberry market, there was an overabundance at harvest and a carryover of frozen product in the very large growing areas on the west coast of the U.S. Therefore, the Company produced and sold only that for which it had confirmed purchase orders from customers at the time of harvest. As to injected molded plastics, at one time the Company generated nearly $1.5 Million in profitable sales by manufacturing the one-pint baskets used in the distribu-tion of fresh produce. Shrinking profits and the substantial investment required for retooling to meet technological advances resulted in abandonment of that market. And, due to the extreme volatility of the commodity aspects of the edible nut business the Company took a very conservative approach in the marketing of these products.

          Expressed as a percentage of sales, the costs of goods sold declined to 66.7% during 1995, as compared to 70.2% a year earlier. Significant expenses were saved in the withdrawal from the markets, discussed above. Selling, general and administrative expenses were reduced by approximately $387,000, in large part due to the lower percentage paid in royalties on licensed sales. Some of these reductions were offset by higher administrative and sales salaries, and increased costs for brokerage, commissions, freight and outside warehousing.

          Depreciation and amortization were reduced by about 6%, as some expiring schedules were not replaced by new investments. Interest expense was reduced slightly, mostly due to lower rates on short-term borrowings. Other income increased somewhat because the Company sold some fully depreciated and obsolete plastics molding equipment.

          Net earnings more than doubled to $1.39 per share from $.67 per share, due to the cost reductions and improved efficiencies reported above.


                               II-5
Item 7.     Financial Statements













                            INDEPENDENT AUDITORS' REPORT


       March 14, 1997



       To The Board of Directors
            and Shareholders of
            Paradise, Inc.
       Plant City, FL  33566


We have audited the accompanying consolidated balance sheets of Paradise, Inc., and subsidiaries as of December 3l, l996, 1995, and l994, and the related consolidated statements of earnings, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Paradise, Inc., and subsidiaries as of December 3l, l996, 1995, and l994, and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


Respectfully submitted,

BELLA, HERMIDA, GILLMAN, HANCOCK & MUELLER



Certified Public Accountants
Plant City, Florida

                               PARADISE, INC.
                               AND SUBSIDIARIES


                          CONSOLIDATED BALANCE SHEETS


                                         ASSETS



                                                   DECEMBER 31,
                                       1996            1995          1994


CURRENT ASSETS:
       Cash                         $ 2,426,929    $ 2,723,443    $ 746,324
       Accounts Receivable, Net
       of Allowance for Doubtful
       Accounts of $ -0-              1,507,965      1,132,317      1,911,442
       Inventories                    4,039,846      4,105,497      3,804,268
       Prepaid Expenses and Other
        Current Assets                  340,035        481,782        632,114
       Deferred Income Tax Asset        264,006        202,041        200,173
       Income Tax Refund Receivable         832          8,783         99,914

      Total Current Assets            8,579,613      8,653,863      7,394,235




INVESTMENTS:
       Real Estate, at Cost             261,848        261,848        261,848




PROPERTY, PLANT AND EQUIPMENT:
       Net of Accumulated Depreciation of
        $12,145,174 (1996), $11,514,234
      (1995) and $11,304,633 (1994)  5,432,539      5,257,538      5,651,267





OTHER ASSETS                           350,888        248,772        177,297




TOTAL ASSETS                       $14,624,888    $14,422,021    $13,484,647








                          LIABILITIES AND STOCKHOLDERS' EQUITY



                                                      DECEMBER 31,
                                        1996            1995          1994


CURRENT LIABILITIES:
  Short-Term Debt                  $    257,500   $    388,306   $  2,171,636
  Accounts Payable                      667,606        748,998        577,040
  Accrued Expenses                    1,597,752      1,634,487      1,460,421
  Dividends Payable                      56,572         56,572          4,655
  Accrued Taxes on Income               176,958         93,864
  Current Portion of Long-Term Debt     931,748        844,679      2,142,270

     Total Current Liabilities        3,688,136      3,766,906      6,356,022


LONG-TERM DEBT, NET OF CURRENT
 PORTION                              2,536,163      3,017,881         98,658
DEFERRED INCOME TAX LIABILITY           507,722        540,723        604,668
    Total Liabilities                 6,732,021      7,325,510      7,059,348

STOCKHOLDERS' EQUITY:
  Common Stock, $.30 Par Value,
   2,000,000 Shares Authorized,
   582,721 Shares Issued, 519,170
   Shares Outstanding                   174,816        174,816        174,816
  Capital in Excess of Par Value      1,288,793      1,288,793      1,288,793
  Retained Earnings                   6,703,463      5,907,107      5,235,895

  Less:  Common Stock in Treasury,
   at Cost, 63,551 Shares           (   274,205)   (   274,205)   (  274,205)

 Total Stockholders' Equity           7,892,867      7,096,511      6,425,299




TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY                            $ 14,624,888   $ 14,422,021   $ 13,484,647


                              PARADISE, INC.
                             AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF EARNINGS


                                            FOR THE YEARS ENDED DECEMBER 31,
                                          1996           1995           1994

NET SALES                              $20,377,066   $20,013,900  $21,976,182
COSTS AND EXPENSES:
Cost of Goods Sold                      13,735,235    13,309,577   15,419,318
Loss on Write-Down of Inventory to Market   24,175        44,445        7,885
Selling, General and Administrative
     Expenses                            3,994,378     4,116,155    4,503,412
Depreciation and Amortization              758,286       798,918      850,200
Interest Expense                           669,468       736,613      755,303

      Total Costs and Expenses          19,181,542    19,005,708   21,536,118
EARNINGS FROM OPERATIONS                 1,195,524     1,008,192      440,064
OTHER INCOME, NET                          184,779       148,205       91,948
EARNINGS BEFORE PROVISION FOR INCOME
TAXES                                    1,380,303     1,156,397      532,012
PROVISION FOR INCOME TAXES                 531,993       433,268      181,550
NET EARNINGS                           $   848,310   $   723,129   $  350,462

EARNINGS PER SHARE:

Primary Earnings Per Share                $ 1.63        $ 1.39        $  .67
Assuming Full Dilution                    $ 1.63        $ 1.39        $  .67



                              PARADISE, INC.
                             AND SUBSIDIARIES


           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



                                CAPITAL IN
                     COMMON      EXCESS OF    RETAINED   TREASURY
                      STOCK      PAR VALUE    EARNINGS      STOCK       TOTAL


Balance, December 31,
1994                $174,816   $1,288,793  $ 5,235,895  $(274,205) $6,425,299


Cash Dividends
  Declared, $.10 per
 Share                                      (   51,917)           (   51,917)

Net Earnings                                   723,129               723,129



Balance, December 31,
1995                  174,816   1,288,793    5,907,107   (274,205)  7,096,511


Cash Dividends
 Declared, $.10 per
 Share                                     (   51,954)            (   51,954)


Net Earnings                                  848,310                848,310


Balance, December 31,
1996                  $174,816 $1,288,793  $ 6,703,463  $(274,205) $7,892,867



                                   PARADISE, INC.
                                 AND SUBSIDIARIES


                           CONSOLIDATED STATEMENTS OF CASH FLOWS


                                           FOR THE YEARS ENDED DECEMBER 3l,
                                         1996            l995         l994
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Earnings                         $   848,310   $   723,129  $   350,462
Adjustments to Reconcile Net Earnings
     to Net Cash Provided by
     Operating Activities:
       Increase (Decrease) in Net Deferred
        Income Tax Liability         (   94,966)   (   63,945)     267,021
       Depreciation and Amortization    758,286       798,918      850,200
       Gain on Sale of Assets        (    6,935)   (   67,888)  (    8,023)
       Decrease (Increase) in:
       Accounts Receivable           (  375,648)      779,115   (  254,992)
       Inventories                       65,651    (  301,229)   1,383,201
       Prepaid Expenses                 141,745       150,351   (   81,921)
       Refund Receivable                  7,951        91,131   (   99,914)
            Other Assets             (  117,909)
       Increase (Decrease) in:
       Accounts Payable              (   81,392)      171,958      202,704
       Accrued Expenses              (   36,735)      174,066      558,187
       Accrued Taxes on Income           83,094        93,864

 Net Cash Provided by Operating
 Activities                           1,191,452     2,549,470    3,166,925


CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Property, Plant and
 Equipment                          (  409,286)    (  452,793)  (  274,521)
Proceeds From Sale of Assets            17,000        165,532       10,000

 Net Cash Used in Investing
  Activities                        (  392,286)    (  287,261)  (  264,521)


CASH FLOWS FROM FINANCING ACTIVITIES:
Net Proceeds (Repayments) of
 Short-term Debt                    (  130,806)      216,670    (2,232,840)
Proceeds from Issuance of
 Long-term Debt                                      136,932
Principal Payments on Long-term
  Debt                              (  891,670)   (  515,300)  (   577,714)
Dividends                           (   51,954)   (   51,917)
Increase in Other Assets            (   21,250)   (   71,475)  (    19,380)

  Net Cash Used in Financing
             Activities             (1,095,680)   (  285,090)   (2,829,934)

  Net Increase (Decrease) in Cash   (  296,514)    1,977,119        72,470

CASH, at Beginning of Year           2,723,443       746,324       673,854
CASH, at End of Year               $ 2,426,929   $ 2,723,443  $   746,324


                       PARADISE, INC.
                     AND SUBSIDIARIES


            CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)



                                           FOR THE YEARS ENDED DECEMBER 31,
                                              1996      l995        l994

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
      Cash Paid During the Year for:

 Interest                                 $664,680      $699,304   $ 713,644


 Income Taxes (Refund)                    $535,914      $414,000   $(     78)


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING
ACTIVITIES:

      Long-Term Debt Issued:
       Equipment Purchases                $497,022    $              $

       Refinancing of Long-Term Debt                  $2,063,068

       Refinancing of Short-Term Debt                 $2,000,000






DISCLOSURE OF ACCOUNTING POLICY:

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

                                  PARADISE, INC.
                                  AND SUBSIDIARIES


                    NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 3l, l996, 1995, AND 1994



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

NOTE l:  PRINCIPLES OF CONSOLIDATION

       The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, after elimination of all material inter- company transactions and profits.



NOTE 2:  INVENTORIES
                                      1996         1995        l994

        Supplies                  $  104,448   $   84,416    $   85,040
        Raw Materials                799,289      877,943       978,961
        Work in Progress             224,031      248,894       281,936
        Finished Goods             2,912,078    2,894,244     2,458,331

        TOTAL                     $4,039,846   $4,105,497    $3,804,268


       Inventories are valued at the lower of cost (first-in, first-out) or market. Cost includes material, labor and factory overhead.

       Substantially all inventories are pledged as collateral for certain short-term obligations.



NOTE 3:  PROPERTY, PLANT AND EQUIPMENT
                                      1996         l995        l994

        Land and Improvements    $   830,806  $   830,806   $   825,006
        Buildings and Improvements 4,599,861    4,476,937     4,364,623
        Machinery and Equipment   12,147,046   11,464,029    11,766,271

          Total                   17,577,713   16,771,772    16,955,900
 Less:  Accumulated Depreciation  12,145,174   11,514,234    11,304,633

        NET                      $ 5,432,539  $ 5,257,538   $ 5,651,267


                                  PARADISE, INC.
                                  AND SUBSIDIARIES


                    NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 3l, l996, 1995, AND 1994






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

       All of the real property and machinery and equipment are pledged as collateral for certain short-term and long-term obligations.




NOTE 4:  SHORT-TERM DEBT

                                           1996            l995        1994


  Note payable, bank, collateralized by
   accounts receivable, inventories,
   and real and personal property.      $           $             $2,125,000

  Trade acceptances, letters of credit
   and other short-term debt.               257,500     199,696       46,636

 Note payable, bank, collateralized
  by equipment.                                         188,610


        TOTAL                              $257,500    $388,306   $2,171,636



                                  PARADISE, INC.
                                AND SUBSIDIARIES


                    NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 3l, l996, 1995, AND 1994




NOTE 4:  SHORT-TERM DEBT (CONTINUED)

       The average monthly borrowings and weighted average interest rates were determined by month-end balances. Non-interest bearing letters of credit were included in the aggregate figures.

                                                          WEIGHTED AVERAGE
            l996                           AMOUNT           INTEREST RATE

        Average bank short-term borrowings
          (monthly)                        $2,070,833             9.49%

        Average aggregate short-term
          borrowings (monthly)             $3,938,713             7.34%

        Maximum aggregate short-term
          borrowings (at any month-end)    $9,136,852


                                                           WEIGHTED AVERAGE
                l995                           AMOUNT        ITEREST RATE


        Average bank short-term borrowings
          (monthly)                       $ 3,155,220            8.90%

        Average aggregate short-term
          borrowings (monthly)            $ 4,798,769            7.69%

        Maximum aggregate short-term
          borrowings (at any month-end)   $ 9,647,115

                                                          WEIGHTED AVERAGE
                  1994                        AMOUNT       INTEREST RATE

        Average bank short-term borrowings
          (monthly)                         $ 5,148,583         9.30%

        Average aggregate short-term
          borrowings (monthly)              $ 6,447,638         8.19%


        Maximum aggregate short-term
          borrowings (at any month-end)     $ 9,633,719




                                  PARADISE, INC.
                                AND SUBSIDIARIES

                    NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1996, 1995, AND 1994


NOTE 4:  SHORT-TERM DEBT (CONTINUED)

       Pursuant to a loan agreement, a bank has agreed to advance the Company 80% of the Company's eligible receivables and 50% of the Company's eligible inventory. Interest is payable monthly and is computed at prime plus 1/2%. Principal is due the earlier of on demand or May 31, 1997.

       This agreement is subject to certain conditions which must be met for the Company to continue borrowing including debt service coverage and debt to equity ratios, a resting period provision, and other financial covenants.

       The amount available to be drawn down based on the available collateral at December 31, 1996 was $2,848,704, at December 31, 1995, was $2,551,335, and at December 31, 1994, was $1,538,770.




NOTE 5:  LONG-TERM DEBT
                                                  1996     1995      1994

       Prime plus 2% note, collateralized
        by accounts receivable, inventories,
        and real and personal property.
        Monthly payments of $21,528 plus
        interest.                           $          $          $1,959,028

       Prime plus 2% note, collateralized by
        accounts receivable, inventories and
        equipment.  Monthly payments of $8,333
        plus interest.                                               116,667

       Prime plus 2% note, collateralized
        by accounts receivable, inventories
        and equipment.  Monthly payments of
        $3,721 plus interest.                                         14,885

       Prime plus 1% note, collateralized
        by accounts receivable, inventories and
        equipment.  Monthly payments of $70,000
        plus interest.                        3,010,000 3,850,000




                                     PARADISE, INC.
                                   AND SUBSIDIARIES

                   NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1996, 1995, AND 1994




        NOTE 5:  LONG-TERM DEBT (CONTINUED)
                                                  1996       1995       1994
            Prime plus 2% note, collateral
             ized by accounts receivable,
             inventories and equipment.
             Monthly payments of $5,341
             plus interest.                                           133,522

            9.168% obligation under capital
             lease.  Monthly payments of
             $10,358 including interest,
             collateralized by equipment.    450,031

            9.26% obligation under capital
             lease.  Monthly payments of $471,
             including interest.              7,880      12,560       16,826


            Total Debt                    3,467,911   3,862,560    2,240,928
            Less Current Portion            931,748     844,679    2,142,270

            LONG-TERM DEBT               $2,536,163  $3,017,881   $   98,658



           The aggregate principal amounts maturing in each of the five subsequent years are:
                                  1997                        $  931,748
                                  1998                           937,648
                                  1999                           943,975
                                  2000                           603,918
                                  2001                            50,622

                                  Total                       $3,467,911


                                  PARADISE, INC.
                                 AND SUBSIDIARIES

                    NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 3l, l996, 1995, AND 1994


NOTE 6:  LEASES

       The Company has certain equipment leases which are classified as capital leases. At December 3l, l996, 1995, and 1994, the amount capitalized was $519,551, $22,529, and $22,529, respectively, and the accumulated amortization was $62,229 (1996), $11,264 (1995) and $6,759 (1994). The amount recognized as an obligation was $457,912, $12,560, and $16,826, respectively, which has been included in long-term debt shown in Note 5. Amortization expense is included in depreciation.

       The Company leases automobiles under operating leases ranging in length from thirty to sixty months. Lease payments charged to operations amounted to $56,645 (1996), $48,852 (1995), and $52,446
       (1994).

       At December 31, 1996, future minimum payments required under leases with terms greater than one year, and the present value of minimum capital lease payments, were as follows:
                                                                 OPERATING
         YEARS ENDING DECEMBER 3l,           CAPITAL LEASES       LEASES

                   1997                          $129,942        $ 56,065
                   1998                           127,119          40,238
                   1999                           124,295          21,369
                   2000                           124,295
                   2001                            51,790

           Total Minimum Lease Payments           557,441        $117,672
           Less Amount Representing Interest       99,530

           PRESENT VALUE OF FUTURE MINIMUM
            CAPITAL LEASE PAYMENTS               $457,911



NOTE 7:  ACCRUED EXPENSES
                                        1996          l995            l994

       Accrued Payroll and Bonuses   $  321,719    $  297,849     $  124,310
       Accrued Brokerage Payable        319,720       328,281        286,545
       Accrued Pension Cost (Note 8)    128,074       188,502        286,683
       Provision for Unrealized Profit
        on Retail Returns               435,000       356,000        316,000
       Accrued Royalties and Other       95,999       147,843        146,186
       Accrued Credit Due to Customers  180,030       186,181        181,816
       Accrued Insurance Payable        117,210       129,831        118,881

       TOTAL                         $1,597,752    $1,634,487     $1,460,421


       As a part of its normal sales policy, the Company allows some customers to return unsold, retail packed, candied fruit after the holiday season. A provision for the unrealized profit on these estimated returns is shown above under "provision for unrealized profit on retail returns".


                                  PARADISE, INC.
                                 AND SUBSIDIARIES


                    NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 3l, l996, 1995, AND 1994


NOTE 8:  RETIREMENT PLAN

       The Company and its subsidiaries have a defined benefit pension plan covering all employees who become eligible for participation in the plan on the semiannual date following one year of service (l,000 hours worked) and the attainment of age 21. The total pension cost for l996, 1995, and l994 was $17,846, $20,318, and $120,464, respectively, which includes amortization of past service cost over 10 years. The Company makes annual contributions to fund the plan equal to the amounts deductible for Federal Income Tax purposes. The benefit formula being used is known as the frozen initial liability cost method. The plan's assets consist of both fixed income assets and whole life insurance contracts. The plan has no significant nonbenefit liabilities.

       Net pension cost for 1996, 1995 and 1994 included the following components:
                                                1996       1995        1994
       Service Cost - Benefits Earned
        During the Period                    $  87,319   $ 75,040   $ 174,990
       Interest Cost on Projected
        Benefit Obligation                     188,549    178,703     181,433
       Actual Return on Plan Assets           (253,416)  (450,255)    261,708
       Net Amortization and Deferral          (  4,606)   216,830    (497,667)

       Net Periodic Pension Cost            $  17,846    $ 20,318   $ 120,464



       The following table sets forth the plan's funded status and amounts recognized in the Company's consolidated financial statements at December 31, 1996, 1995 and 1994:

       Actuarial present value of benefit obligations:

                                            1996         1995         1994
         Accumulated Benefit Obligation,
          Including Vested Benefits of
          $1,675,359, $2,524,011, and
          $2,001,269, respectively      $1,770,738   $2,624,116   $2,095,655


         Projected Benefit Obligation for
          Service Rendered to Date     $(2,129,059)  $(3,029,472) $(2,466,978)

         Plan Assets at Fair Value       2,509,894     3,161,796    2,737,723

         (Projected Benefit Obligation in
          Excess of Plan Assets) Plan Assets
          in Excess of Projected Benefit
          Obligation                       380,835      132,324      270,745


                                  PARADISE, INC.
                                 AND SUBSIDIARIES

                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 3l, l996, 1995, AND 1994


NOTE 8:  RETIREMENT PLAN (CONTINUED)

        Unrecognized Net (Gain) Loss From
          Past Experience Different From
          That Assumed and Effects of
          Changes in Assumptions       (   184,126)      25,796   (  188,967)

        Prior Service Cost             (   400,430)  (  437,218)  (  474,006)

        Unrecognized Net Obligation at
          October 1, 1987, Amortized Over
          15 Years, Net of Amortization     75,647       90,596      105,545

        Accrued Pension Cost Included
          in Accrued Expenses         $(   128,074) $(  188,502) $(  286,683)


       The following economic assumptions are used:
                                                  1996      1995     1994

        Weighted Average Discount Rate            7.25%     6.25%    7.25%
        Rate of Increase in Future Compensation   4.66%     4.62%    4.66%
        Expected Long-Term Rate of Return         7.50%     7.50%    7.50%

       In amortizing prior service costs, a straight-line amortization of the cost over the average remaining service period of employees expected to receive benefits under the plan is used. A settlement took place during 1996 as a result of a lump-sum cash payment. The resulting recognized gain was $78,274.


NOTE 9:  PROVISION FOR FEDERAL AND STATE INCOME TAXES

       The provisions for income taxes are comprised of the following amounts:

                                             YEAR ENDED DECEMBER 31
                                          1996           1995        1994
       CURRENT:
        Federal                          $ 535,824    $ 460,864   $ 230,086
        State                               91,135       38,217

                                           626,959      499,081     230,086
       DEFERRED:
        Federal                           ( 81,086)    ( 69,987)    250,856
        State                             ( 13,880)       4,174      16,165

                                          ( 94,966)    ( 65,813)    267,021
       REFUND FROM NOL CARRYBACK                                   (315,557)
       TOTAL PROVISION FOR INCOME
           TAXES                         $ 531,993    $ 433,268   $ 181,550


                                  PARADISE, INC.
                                 AND SUBSIDIARIES


                   NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 3l, l996, 1995, AND 1994





NOTE 9:  PROVISION FOR FEDERAL AND STATE INCOME TAXES (CONTINUED)

       A reconciliation of the differences between the effective income tax rate and the statutory Federal income tax rate follows:



                                              YEAR ENDED DECEMBER 31
                                            1996       1995        1994

       Income Taxes Computed at Statutory
        Rate                              $469,302   $393,175     $180,884
       State Income Tax, Net of Federal
        Income Tax Benefit                  50,987     27,978
       Other, Net                           11,704     12,115          666


       PROVISION FOR INCOME TAXES         $531,993   $433,268     $181,550



       EFFECTIVE TAX RATE                    38.5%        37.5%      34.1%






NOTE l0: EARNINGS PER COMMON SHARE

       Primary and fully diluted earnings per common share are based on the weighted average number of shares outstanding and assumed to be outstanding during the year (519,170 shares in 1996 and l995 and 519,508 shares in l994 for primary) and (519,170 shares in 1996 and 1995 and 519,747 shares in 1994 for fully diluted). Refer to note 12 for discussion of stock options.



                                  PARADISE, INC.
                                AND SUBSIDIARIES


                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 3l, l996, 1995, AND 1994



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

       * For purposes of segment disclosure for 1996 and 1995, edible nuts and strawberry product information will be included in candied fruit.



                                           YEAR ENDED  YEAR ENDED  YEAR ENDED
          NET SALES IN EACH SEGMENT           1996        l995         l994

          Candied Fruit:
           Sales to Unaffiliated
            Customers                    $17,511,519  $17,641,613 $16,441,601

          Molded Plastics:
           Sales to Unaffiliated
            Customers                      2,865,547    2,372,287   3,294,672

          Edible Nuts:
           Sales to Unaffiliated Customers                            615,079

          Strawberry Products:
           Sales to Unaffiliated Customers                          1,624,830

          NET SALES                      $20,377,066 $20,013,900  $21,976,182


                                  PARADISE, INC.
                                AND SUBSIDIARIES

                    NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 3l, l996, 1995, AND 1994



NOTE 11:  BUSINESS SEGMENT DATA (CONTINUED)

                                      YEAR ENDED   YEAR ENDED   YEAR ENDED
                                          1996        1995         l994

         THE OPERATING PROFIT OF
         EACH SEGMENT IS LISTED BELOW

         Candied Fruit               $ 5,457,526  $ 5,354,892   $ 5,179,973
         Molded Plastics                 516,733      602,056       382,885
         Edible Nuts                                                  4,444
         Strawberry Products                                        222,453
         OPERATING PROFIT OF SEGMENTS  5,974,259    5,956,948     5,789,755
         General Corporate Expenses,
          Net                         (4,109,267)  (4,212,143)   (4,594,388)
         Interest Expense             (  669,468)  (  736,613)   (  755,303)
         Other Income                    184,779      148,205        91,948

         EARNINGS BEFORE PROVISION
           FOR INCOME TAXES          $ 1,380,303  $ 1,156,397   $   532,012


       Operating profit is composed of net sales, less direct costs and overhead costs associated with each segment. Due to the high degree of integration between the segments of the Company, it is not practical to allocate general corporate expenses, interest, and other income between the various segments.

         IDENTIFIABLE ASSETS OF EACH     YEAR ENDED   YEAR ENDED   YEAR ENDED
         SEGMENT ARE LISTED BELOW           1996          l995        l994

         Candied Fruit                 $ 6,991,752  $ 7,002,360   $ 7,401,801
         Molded Plastics                 2,871,027    2,361,566     2,355,067
         Edible Nuts                                                   40,145
         Strawberry Products                                          716,653
         Identifiable Assets             9,862,779    9,363,926    10,513,666
         General Corporate Assets        4,762,109    5,058,095     2,970,981
         TOTAL ASSETS                  $14,624,888  $14,422,021   $13,484,647

                                  PARADISE, INC.
                                AND SUBSIDIARIES


                    NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1996, 1995, AND 1994


NOTE 11:  BUSINESS SEGMENT DATA (CONTINUED)

       Identifiable assets by segment are those assets that are principally
       used in the operations of  each segment.   General corporate  assets
       are principally cash, land and building, and investments.


     DEPRECIATION AND AMORTIZATION
     EXPENSE OF EACH SEGMENT IS          YEAR ENDED   YEAR ENDED   YEAR ENDED
         LISTED BELOW                       1996         l995         l994

         Candied Fruit                  $382,796       $472,691     $486,876
         Molded Plastics                 297,644        280,278      291,535
         Strawberry Product                                           15,381
         Segment Depreciation and
           Amortization Expense          680,440        752,969      793,792

         General Corporate Depreciation
           and Amortization Expense       77,846         45,949       56,408

         TOTAL DEPRECIATION AND
           AMORTIZATION EXPENSE         $758,286       $798,918     $850,200



    CAPITAL EXPENDITURES OF EACH       YEAR ENDED    YEAR ENDED    YEAR ENDED
       SEGMENT ARE LISTED BELOW           1996          l995          l994


         Candied Fruit                  $278,409       $292,460     $117,082
         Molded Plastics                 592,328        130,959      107,640
         Strawberry Products                                          32,040
         Segment Capital Expenditures    870,737        423,419      256,762
         General Corporate Capital
           Expenditures                   42,974         29,374       17,759
         TOTAL CAPITAL EXPENDITURES     $913,711       $452,793     $274,521

       The Company conducts operations only within the United States. Foreign sales are insignificant; primarily all sales are to domestic companies.


                                  PARADISE, INC.
                                AND SUBSIDIARIES


                    NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 3l, l996, 1995, AND 1994



NOTE 12:  STOCK OPTION

       On August 23, 1990, the Company granted to a member of the Board of Directors an option to purchase 5,000 shares of the Company's common stock. The option was exercisable at any time over a five year period at $5.75 per share, the market bid price on the date the option was granted. This stock option expired on August 23, 1995 without being exercised.

NOTE 13:  DIVIDEND RESTRICTION

       Under the terms of a loan agreement, declaration of dividends had been limited. For December 31, 1994, no dividends could be declared. A $.10 per share dividend was declared for December 31, 1995 and December 31, 1996, as dividend restrictions were eliminated.


NOTE 14:  MAJOR CUSTOMER

       The Company sells more than 11% of its consolidated revenues to the affiliated companies Wal-Mart Stores, Inc. and Sam's Club. These affiliated companies are not related to Paradise, Inc. in any way. Sales to each of these affiliates are made separately, and each is shipped a different brand of fruit products and invoiced by a separate Paradise, Inc. subsidiary. The loss of sales to either or both of these affiliated companies could have a material effect on operating earnings. In addition, slightly more than 5% of consolidated revenues were sales to various divisions of Winn-Dixie Stores, Inc. In this case, also, sales of a specific subsidiary brand to each of the divisions were made individually, and shipments were made and invoiced accordingly.



NOTE 15:  CONCENTRATION OF CREDIT RISK

       Financial instruments which potentially subject the Company to concentration of credit risk consist principally of cash equivalents and unsecured trade receivables. The Company's cash equivalents are maintained with several financial institutions located in Florida. Accounts at each institution are secured by the Federal Deposit Insurance Corporation up to $100,000. Uninsured balances aggregate to $2,698,517 at December 31, 1996. The Company grants credit to customers, substantially all of whom are located in the United States. The Company's ability to collect these receivables is dependent upon economic conditions in the United States and the financial condition of its customers.


                                  PARADISE, INC.
                                AND SUBSIDIARIES


                   NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 3l, l996, 1995, AND 1994


NOTE 16:  DEFERRED INCOME TAXES

       The Company recognizes deferred tax assets and liabilities for future tax consequences of events that have been previously recognized in the Company's financial statements or tax returns. The measurement of deferred tax assets and liabilities is based on provisions of the enacted tax law; the effects of future changes in tax laws or rates are not anticipated.

       As of December 31, 1994, the Company had a net tax operating loss
       (NOL) carryforward of approximately $278,000 available to offset its 1995 State income tax liability.

       Significant components of the Company's deferred tax assets and liabilities at December 31, 1996, 1995 and 1994 were:


                                                1996       1995        1994
       Deferred Tax Assets resulting from:
          Net Operating Loss Carryforward   $          $           $  10,075
          Inventory Valuation                100,315     67,482       71,187
          Book Provision for Loss of Profits 163,691    133,963      118,911
          Other                                             596        1,194

           Total Deferred Tax Assets         264,006    202,041      201,367

       Deferred Tax Liabilities Resulting from:
          Tax over Book Depreciation         507,722    540,723      605,862

           Total Deferred Tax Liabilities    507,722    540,723      605,862
       Net Deferred Tax Liability           $243,716  $ 338,682    $ 404,495

       The Net Deferred Tax Liability is
         Reflected in the Balance Sheet Under
         These Captions:
          Deferred Income Tax Asset        $(264,006)$(202,041)    $(200,173)
          Deferred Income Tax Liability      507,722   540,723       604,668

                                           $ 243,716  $338,682     $ 404,495


                                   PARADISE, INC.
                                  AND SUBSIDIARIES

                   NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1996, 1995 AND 1994

NOTE 17: QUARTERLY FINANCIAL DATA (UNAUDITED)

         Selected quarterly financial data is summarized as follows:

                                          QUARTER ENDED
   1996            March 31         June 30       September 30   December 31

 NET SALES        $ 1,175,051   $     981,179    $9,163,889     $9,056,947
 GROSS PROFIT         390,577     (   346,115)    3,783,203      2,814,166
 NET EARNINGS
  (LOSS)          (   409,191)    ( 1,259,892)    1,973,795        543,598
 EARNINGS (LOSS)
  PER COMMON
    SHARE             $(  .79)        $(2.43)         $3.79           $1.05


                                          QUARTER ENDED
 1995            March 31         June 30       September 30   December 31

NET SALES       $ 1,256,491   $ 1,118,553        $9,399,067      $8,239,789
GROSS PROFIT        464,602       195,313         4,018,711       2,025,697
NET EARNINGS
 (LOSS)         (   316,880)   (1,153,857)        1,945,926         247,940
EARNINGS (LOSS)
 PER COMMON
   SHARE             $(0.61)       $(2.22)            $3.74           $0.48


                                         QUARTER ENDED
  1994            March 31         June 30       September 30   December 31

NET SALES        $ 2,328,496    $ 1,896,208      $9,587,673     $8,163,805
GROSS PROFIT         516,908        193,443       4,105,504      1,733,124
NET EARNINGS
 (LOSS)          (   438,600)   (   771,529)      1,616,865    (    56,274)
EARNINGS (LOSS)
 PER COMMON
   SHARE              $(0.84)        $(1.49)          $3.10          $0.67



                                        II-27

Item 8.  Changes in and Disagreements with Accountants on Accounting and
Financial        Disclosure

                                        None











































                                        II-28

                                      PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16 (a) of the Exchange Act
(a)      Directors of the Registrant

       Frank A. Weaner -          Chairman of the Board of Directors
                                  of Registrant, 88 years old.Term of
                                  office will expire at next stockholders' meeting. Officer with the Registrant for past 35 years except for period during 1972 and 1973 when he served as a management consultant to the Registrant.

       Melvin S. Gordon -         President of the Registrant, 63 years
                                  old.  Term of office will expire at
                                  next stockholders' meeting.  Officer
                                  with Registrant past 32 years.

       Eugene L. Weiner -         Director and Executive Vice-President,
                                  Secretary and Treasurer
                                  of the Registrant, 65 years old.
                                  Term of office will expire at next
                                  stockholders' meeting.  Officer with
                                  Registrant past 31 years.

       Randy S. Gordon -          Vice President for Plastics Sales of
                                  the Registrant, 41 years old.  Term
                                  of office will expire at next
                                  stockholders' meeting.  Employee
                                  of Registrant past 18 years.

       Tracy W. Schulis -         Vice President for Fruit Sales of the
                                  Registrant, 40 years old.  Term of
                                  office will expire at next
                                  stockholders' meeting.  Employee
                                  of Registrant past 17 years.

       Mark H. Gordon -           Vice President, Manager of Fruit
                                  Manufacturing.  34 years old.  Term
                                  of office will expire at next
                                  stockholders' meeting.  Employee
                                  of Registrant past 11 years.

(a)      Executive Officers of the Registrant

       Frank A. Weaner -          Chairman of the Board of Directors,
                                  88 years old.  Term of office will
                                  expire at next annual directors'
                                  meeting.  Officer with the
                                  Registrant for past 35 years except
                                  for period during 1972 and 1973
                                  when he served as a management
                                  consultant to the Registrant.

       Melvin S. Gordon -         President, 63 years old. Term of
                                  office will expire at next annual
                                  directors' meeting.  Officer with
                                  Registrant past 32 years.

       Eugene L. Weiner -         Executive Vice-President,
                                  Secretary, Treasurer, 65 years old.
                                  In charge of operations.  Term of
                                  office will expire at next annual
                                  directors' meeting.  Officer with
                                  Registrant past 31 years.


                                        III-1


Item 9.  Directors and Executive Officers of the Registrant (Continued)

(b)                                Not Applicable

(c)      Family Relationships

         Melvin S. Gordon is son-in-law to Frank A. Weaner, Parent of
         Registrant.

         Frank A. Weaner, Parent of Registrant, is uncle to Eugene L. Weiner.

         Melvin S. Gordon is first cousin by marriage to Eugene L. Weiner.

         Melvin S. Gordon is the father of Randy S. Gordon and Mark H. Gordon and the father-in-law of Tracy W. Schulis.

(d)                                Not Applicable

Item 10. Executive Compensation

(a) and (b)      The following information is set forth with respect to all remuneration paid or accrued by the Company and its subsidiaries during the year ended December 31, 1996 to its officers and directors as a group. Pursuant to regulation
                 S-B Item 402 (a)(2)(I) and (ii) the Company's six most highly paid executive officers or directors, included in the group total, whose total remuneration exceeds $100,000 are separately listed.





















                                        III-2

Item 10. Executive Compensation (Continued)

                                    COMPENSATION

                           SALARIES, FEES,
NAME OF INDIVIDUAL         DIRECTORS' FEES,             ESTIMATED PROJECTED
  AND CAPACITY             COMMISSIONS AND                ANNUAL BENEFITS
IN WHICH SERVED             BONUSES (1) (2)               PAYABLE (3) (6)

All Directors and
 Officers as a Group
 (6 Persons)                  $1,342,159

Frank A. Weaner,
 Chairman of the
 Board and Director          $   318,781 (4)                      (5)

Melvin S. Gordon,
 President and
 Director                      $ 336,234                      $66,960

Eugene L. Weiner,
 Executive Vice-
 President and
 Director                      $ 303,584                          (7)

Randy S. Gordon,
 Vice-President
 and Director                  $ 136,752                      $51,480

Tracy W. Schulis,
 Vice-President
  and Director                 $ 130,685                      $51,108

Mark H. Gordon,
 Vice-President
 and Director                  $ 116,123                      $48,468


                              NOTES TO THE ABOVE TABLE

       1. Personal benefits consist of charges for the personal use of Company automobiles and PS-58 Costs.

       2. A deferred compensation plan was approved by The Board of Directors during 1995 to be funded beginning in 1996..


                                        III-3
Item 10. Executive Compensation (Continued)

       3. These amounts are computed actuarially according to the Retirement Plan of the Company assuming certain facts as follows: a) that the participant remains in the service of the Company until his normal retirement date at age 65; b) that the participant's earnings increase 4.66% annually during the remainder of his service until retirement age subject to the maximum annual compensation limits established by law; and c) that the plan be continued without substantial modification.

       4. Includes $21,600 paid to Mr. Weaner for monthly rental on that part of his home used by Mr. Weaner as an office.

       5. Withdrew from the retirement plan during the year ended December 31, 1984.

       6. As of the latest available actuarial valuation date.

       7.  Received a lump-sum distribution in 1996.

         S.D. Fuller, who resigned for health reasons in June, 1995, in recognition of his 30 years of service, was awarded an annual stipend of $10,000 for five years, or until his demise.

C (d)    Options, Warrants, or Rights

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

(e)      Long-Term Incentive Plan Awards Table

                                   Not Applicable

Item 11. Security Ownership of Certain Beneficial Owners and Management

(a) The following table sets forth as of December 31, 1996, information concerning the beneficial ownership of the common stock of the Company by the persons who own, are known by the company to own, or who the Company has been advised have filed with the S.E.C. declarations of beneficial ownership, of more than 5% of the outstanding common stock.







                                        III-4

Item 11. Security Ownership of Certain Beneficial Owners and Management (Continued)

                                          AMOUNT & NATURE
 NAME AND ADDRESS OF        TITLE OF       OF BENEFICIAL     PERCENT
  BENEFICIAL OWNER           CLASS           OWNERSHIP(1)    OF CLASS

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

(b) Beneficial ownership of common stock held by all directors and officers of the Company as a group:

                                         AMOUNT
                                       AND NATURE
                        TITLE OF       OF BENEFICIAL            PERCENT
                         CLASS         OWNERSHIP (1)            OF CLASS

       Directors and
       Officers
       As a Group        Common           241,389                46.5

       Frank A. Weaner   Common           146,460                28.2

       Melvin S. Gordon  Common            60,892                11.7

       Eugene L. Weiner  Common            19,300                 3.7

       Randy S. Gordon   Common             6,104                 1.2

       Tracy W. Schulis  Common             4,571                  .9

       Mark H. Gordon    Common             4,062                  .8


       (1) The nature of the beneficial ownership for all shares is sole voting and investment power.

C The Company knows of no contractual arrangements which may at a subsequent date result in a change in control of the Company.



                                        III-5
Item 12. Certain Relationships and Related Transactions

                                        None



Item 13. Exhibits and Reports on Form 8-K

                                                     PAGE

(a)    Exhibit (3) - Articles of Incorporation and By-Laws     Incorporated
                                                              By Reference

       Exhibit (11) - Statement Re: Computation of Per
          Share Earnings                                       II - 22

       Exhibit (21) - Subsidiaries of the Small Business
          Issuer                                              III - 7


(b)      Reports on Form 8-K

         No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 1996.























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

         Mor-Fruit Products, Inc.                Florida




























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


   s/ Frank A. Weaner              Chairman of the Board -  ___________
Frank A. Weaner                   Principal Executive Officer    Date


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