Form 10QSB
period 1997-03-31
PARADISE INC
filed 1997-05-13
CIK 76149

FORM 10 - QSB

          SECURITIES AND EXCHANGE COMMISSION


                Washington, D.C. 20549

     QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF

         THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended March 31, 1997
                    Commission File No. 0-3026

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

     "Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date."

         Class                          Outstanding as of March 31,
                                          1997            1996
                                                Common Stock
      $0.30 Par Value                  519,170 Shares      519,170 Shares





                    Page 1
PARADISE, INC.   COMMISSION FILE NO. 0-3026
PART I.  FINANCIAL INFORMATION
Item 1.       Financial Statements
    (a) (1)    CONSOLIDATED BALANCE SHEETS

                                             AS OF MARCH 31,
                                        1997               1996
     ASSETS

CURRENT ASSETS
  Cash and Unrestricted Demand Deposits $ 36,793 $ 11,389 Accounts and Notes Receivable, Less
    Allowances of $-0- (1997 and 1996)          930,640        770,475
  Inventories:
    Raw Materials                             2,048,545     1,685,2668
    Work in Process                              85,596         57,639
     Finished Goods                           3,788,653      4,958,921
  Deferred Income Tax Asset                     264,006        202,042
  Income Tax Refund Receivable
  Prepaid Expenses and Other Current Assets     223,568        371,118

          TOTAL CURRENT ASSETS                7,377,800      8,056,852
  Real Estate Investment, at Cost               261,848        261,849
  Property, Plant and Equipment, Less
    Accumulated Depreciation of $12,312,013
    (1997) and $11,869,232 (1996)             5,515,834      5,292,262
  Deferred Charges and Other Assets             395,655        291,833

TOTAL ASSETS                                $13,551,137    $13,902,796

        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes and Trade Acceptances Payable     $     209,906   $    543,651
  Current Portion of Long-Term Debt             933,022        844,721
  Accounts Payable                            1,417,070      1,884,062
  Accrued Liabilities                           858,210        674,286
  Federal and State Income Taxes Payable              0         85,081

          TOTAL CURRENT LIABILITIES           3,470,208      4,031,800
LONG-TERM DEBT, NET OF CURRENT PORTION        2,232,780      2,736,709
DEFERRED INCOME TAX LIABILITY                   507,722        446,858
STOCKHOLDERS' EQUITY
  Common Stock: Auth; 2,000,000 shs. @ $.30
  Par Value; Issued 582,721 (1997 and 1996)     174,926        174,926
  Capital in Excess of Par Value              1,288,793      1,288,793
  Retained Earnings                           6,150,913      5,497,915
  Less 63,551 (1997 and 1996) shares at cost
         Held in Treasury             (         274,205)   (   274,205)

          Total Stockholders' Equity          7,340,247      6,687,429

TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                                    $13,551,137    $13,902,796
  Page 2
PARADISE, INC.                    COMMISSION FILE NO. 0-3026

Item 1.            Financial Statements (Continued)

(a) (1)             CONSOLIDATED STATEMENTS OF INCOME

                                       FOR THE THREE MONTHS ENDED
                                               MARCH 31
                                                1997           1996

Net Sales                                   $ 1,403,244    $ 1,175,051
Costs and Expenses:
 Cost of Goods Sold                           1,138,574        775,519
 Selling, General and Administrative Expense    588,159        572,383
 Depreciation and Amortization                  176,775        175,202
 Interest Expense - Long Term                    77,078         83,351
 Interest Expense - Short Term                    2,088              0

        Total Expenses                        1,980,673      1,606,455
Other Income                                     24 844         22,212

Earnings (Loss) from Operations Before
 Provision for Income Taxes                 (   552,545)   (   409,191)
Provision for Income Taxes                            0              0


Net Earnings (Loss)                        $(   552,545)  $(   409,191)


Earnings (Loss) per Common Share                 $(1.06)        $(0.79)


















   Page 3
PARADISE, INC.                       COMMISSION FILE NO. 0-3026

Item 1.  Financial Statements (Continued)

(a) (1)             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             FOR THE THREE MONTHS ENDED
                                                     MARCH 31,
                                               1997            1996

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Earnings (Loss)                      $(   552,545)  $(   409,191)
  Adjustments to Reconcile Net Earnings (Loss) to Net
    Cash Used in Operating Activities
Depreciation and Amortization                   176,775        175,202
Decrease (Increase) in:
  Accounts Receivable                           577,325        361,842
  Inventories                                (1,882,948)    (2,596,331)
  Prepaid Expenses                              117,405        110,664
Increase (Decrease) in:
  Accounts Payable                              803,464      1,135,064
  Accrued Expense                           (   798,114)    (1,016,773)
  Income Taxes Payable                      (   176,958)   (    93,865)

      Net Cash Used in Operating Activities  (1,735,596)    (2,333,388)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of Property and Equipment         (   250,134)   (   199,992)

      Net Cash Used in Investing Activities (   250,134)   (   199,992)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net Proceeds (Repayments) of Short-Term Debt(     47,594)     155,344
 Principal Payments of Long-Term Debt        (    302,109) (   281,130)
  Decrease (Increase) in Other Assets        (     54,703) (    52,888)

      Net Cash Used in Financing Activities   (   404,406) (   178,674)

        Net Decrease in Cash                 (2,390,136)    (2,712,054)
CASH AT BEGINNING OF PERIOD                   2,426,929      2,723,443

CASH AT END OF PERIOD                     $      36,793  $      11,389










 Page 4
     PARADISE, INC.                  COMMISSION FILE No. 0-3026

     Item 1.  Financial Statements (continued)

     (g) Earnings per common share, assuming no dilution, are based on the weighted average number of shares outstanding during the period: 519,170 (1997 and 1996).

     (h) The foregoing information is unaudited, but, in the opinion of management, includes all adjustments, consisting of normal accruals, necessary for a fair presentation of the results for the period reported.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     As stated in all interim financial statements, it is the opinion of management that, due to the extreme seasonality of the Company's core business, glace' (candied) fruit, only a full year's reporting offers a reliable basis for the analysis of operating results.

     The fruit segment of business accounted for approximately 86% of the Company's total sales during 1996. These products are used primarily as ingredients for fruit cakes and other Thanksgiving and Christmas holiday confections. Demand for shipment of orders peaks between the second week of September and the first week of November, a period during which about 80% of total annual sales in this category is sold.

     In order to satisfy demand during this relatively short period, the Company begins building inventories early in the year. Also, harvest cycles for some of the fruits used as raw materials require that the Company position supplies eighteen months, or more, prior to their use.

     All of these factors dictate the need to borrow relatively large amounts of interim working capital, and, since there is very little income to offset ongoing expenses, operating losses are accrued well into the third quarter, even during years of relatively high earnings.

     For these same reasons, the magnitude of operations varies materially from one quarter to the next, and, in the opinion of management, analysis of the comparison between quarters is not productive. Therefore, this discussion is limited to comparing the current year-to-date with a like period during the prior year.

     Total net sales during the first quarter of 1997 were approximately 19% higher than those in the first quarter of 1996, but this not deemed to be indicative of an annual trend for two reasons:

     (1) Most of the net increase was due to a reduction in returns of prior year sales during the quarter. It has been a long-standing industry practice to allow certain customers to return a percentage of purchases after the holiday season. However, during recent years a number of supermarket chains have begun abusing this privilege by converting returns and "reclamations" into profit centers, in and of themselves. During 1996, Paradise limited orders for merchandise to the prior year's net sales, plus a reasonable margin for growth. The result of this policy was a reduction in returns of approximately 25%

     (2) Total net sales during the quarter represent only 6 - 7% of total 1996 annual sales, a ratio fairly consistent with most prior years. Further, most of the sales to date were not in the higher-margin candied fruit sales.

     Due to a continuing surplus of frozen inventory on the West Coast, the company again elected not to process strawberries during the Florida harvest season (mid-December through mid-April), and, therefore, had little product available for sale.


                             5
     PARADISE, INC.                         COMMISSION FILE NO. 0-3026


     Sales in the plastics segment of business continued to improve, with a more than 5% increase as compared to first quarter, 1996. After several years of pruning unprofitable sales and redirecting efforts toward higher technology products, it is the opinion of management that the plastics division is in a much improved strategic position for profitable growth.

     Expressed as a percentage of sales, costs of goods sold increased significantly. However, like sales, costs to date represent only a fraction of the total costs anticipated for the year, and the cost increases, other than factory labor expense (which was stimulated by minimum wage increases), were due largely to the value of inventory, which was relatively lower because a later production start-up resulted in less inventory, manufactured at slightly higher fixed costs, as compared to the same period in the preceding year.

     Selling, general and administrative expenses remained relatively stable, with small increases reflecting mostly higher payrolls, as did both depreciation and amortization.

     Net interest expense was slightly reduced as a result of favorable rates, and better return on invested cash, carried over from 1996.

     Earnings declined as compared to the first quarter of 1996. However, earnings during the first quarter of 1996 were down as compared to the same period during 1995; and 1996 turned out to be a near-record year in profitability. Therefore, management issues its often repeated caveat:
     It is far too early in the year to predict annual performance with any degree of certainty.

     PART II.  OTHER INFORMATION

     None of the item numbers on captions are applicable to this report and are, therefore, omitted.

                         SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Date: May 9, 1997             PARADISE, INC.


                                        s/ Melvin S. Gordon
                                        Melvin S. Gordon, President

                                        s/ Eugene L. Weiner
                                        Eugene L. Weiner, Executive Vice
                                        President, Secretary-Treasurer











                           Page 6