Form 10QSB
period 1997-06-30
PARADISE INC
filed 1997-08-18
CIK 76149

FORM 10 - QSB

          SECURITIES AND EXCHANGE COMMISSION


                Washington, D.C. 20549

     QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF

         THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended June 30, 1997
                    Commission File No. 0-3026

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

          Class                         Outstanding as of June 30,
                                   1997            1996          Common Stock
          $0.30 Par Value       519,170 Shares      519,170 Shares





                              Page 1

PARADISE, INC.      COMMISSION FILE NO. 0-3026
PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements
    (a) (1)    CONSOLIDATED BALANCE SHEETS

                                                 AS OF  JUNE 30,
                                             1997               1996*
     ASSETS

CURRENT ASSETS
  Cash and Unrestricted Demand Deposits $ 55,806 $ 18,059 Accounts and Notes Receivable, Less
    Allowances of $-0- (1997 and 1996)        1,067,777        695,026
  Inventories:
    Raw Materials                             2,228,829      2,125,382
    Work in Process                             291,531        300,301
    Finished Goods                            7,969,800      8,563,747
  Deferred Income Tax Asset                     264,006        202,042
  Income Tax Refund Receivable                   13,875
  Prepaid Expenses and Other Current Assets     371,996        563,202

          TOTAL CURRENT ASSETS               12,263,620     12,467,758
  Real Estate Investment, at Cost               261,848        261,848
  Property, Plant and Equipment, Less
    Accumulated Depreciation of $12,485,077
    (1997) and $11,869,232 (1996)             5,610,199      5,706,814
  Deferred Charges and Other Assets             432,747        335,276

TOTAL ASSETS                                $18,568,414    $18,771,696

        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes and Trade Acceptances Payable       $ 4,287,093    $ 4,502,053
  Current Portion of Long-Term Debt             957,992        918,584
  Accounts Payable                            3,068,516      3,884,747
  Accrued Liabilities                           908,532        672,700
  Federal and State Income Taxes Payable              0              0

          TOTAL CURRENT LIABILITIES           9,222,133      9,978,084
LONG-TERM DEBT, NET OF CURRENT PORTION        2,114,529      2,942,083
DEFERRED INCOME TAX LIABILITY                   507,722        446,858
STOCKHOLDERS' EQUITY
  Common Stock: Auth; 2,000,000 shs. @ $.30
     Par Value; Issued 582,721 (1997 and 1996)  174,926        174,926
  Capital in Excess of Par Value              1,288,793      1,288,793
  Retained Earnings                           5,534,516      4,215,157
  Less 63,551 (1997 and 1996) shares at cost
         Held in Treasury                   (   274,205)  (    274,205)

          Total Stockholders' Equity          6,724,030      5,404,671

TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                                    $18,568,414    $18,771,696
 *Restated for Comparative PurposesPage 2

PARADISE, INC.                                  COMMISSION FILE NO. 0-3026

Item 1.  Financial Statements  (Continued)

(a) (1)             CONSOLIDATED STATEMENTS OF INCOME

                                             FOR THE THREE MONTHS ENDED
                                                     JUNE  30,
                                                 1997           1996*

Net Sales                                   $ 1,481,243    $   981,179

Costs and Expenses:
 Cost of Goods Sold                           1,130,834      1,350,159
 Selling, General and Admin. Expense            672,102        532,620
 Depreciation and Amortization                  182,997        195,165
 Interest Expense - Long Term                    72,481         86,309
 Interest Expense - Short Term                   49,003        119,433


        Total Expenses                        2,107,417      2,283,686

Other Income                                      9,778         19,749


Earnings (Loss) from Operations Before
 Provision for Income Taxes                 (   616,396)    (1,282,758)

Provision for Income Taxes                            0              0


Net Earnings (Loss)                        $(   616,396)   $(1,282,758)



Earnings (Loss) per Common Share                $(1.19)        $(2.47)












* Restated for Comparative Purposes





                              Page 3

PARADISE, INC.                                  COMMISSION FILE NO. 0-3026

Item 1.  Financial Statements (Continued)

  (a) (1)    CONSOLIDATED STATEMENTS OF INCOME

                                               FOR THE SIX MONTHS ENDED
                                                       JUNE 30,

                                                   1997          1996*

Net Sales                                   $ 2,884,487    $ 2,156,230

Costs and Expenses:
   Cost of Goods Sold                         2,267,408      2,125,678
   Selling, General and Admin Expense         1,260,261      1,105,003
   Depreciation and amortization                359,772        370,367
   Interest Expense - Long Term                 149,559        169,660
   Interest Expense - Short Term                 51,091        119,433

        Total Expense                         4,088,091      3,890,141

Other Income                                     34,662         41.961

Earnings (Loss) from Operations
 Before Provision for Income Taxes           (1,168,942)    (1,691,950)


Provision for Income Taxes                            0              0


Net Earnings (Loss)                         $(1,168,942)   $(1,691,950)


Earnings (Loss) per Common Share                $(2.25)       $(3.26)



*Restated for Comparative Purposes
















                              Page 4
PARADISE, INC.                                 COMMISSION FILE NO. 0-3026

Item 1.  Financial Statements (Continued)

(a) (1)             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             FOR THE SIX MONTHS ENDED
                                                    JUNE  30,
                                                1997           1996*
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                   $(1,168,942)   $(1,691,950)
Adjustments to Reconcile Net Loss to Net
  Cash Used in Operating Activities
Depreciation and Amortization                   359,772        370,367
Decrease (Increase) in:
  Accounts Receivable                           440,188        437,291
  Inventories                                (6,450,314)    (6,883,933)
  Income Tax Receivable                    (     13,043)
  Prepaid Expenses                         (     31,855)  (     72,635)
Increase (Decrease) in:
  Accounts Payable                            2,400,910      3,135,749
  Accrued Expense                           (   693,838)    (1,055,652)
  Income Taxes Payable                      (   176,958)  (     93,865)

      Net Cash Used in Operating Activities  (5,334,080)    (5,854,628)

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of Property and Equipment         (   520,746)   (   302,751)

      Net Cash Used in Investing Activities (   520,746)   (   302,751)

CASH FLOWS FROM FINANCING ACTIVITIES
 Net Proceeds of Short-Term Debt              4,029,593      4,113,747
 Principal Payments of Long-Term Debt       (   395,391)   (   498,915)
 Dividends Paid                            (     51,954)  (     56,572)
 Increase in Other Assets                  (     98,545)   (   106.265)

    Net Cash Provided by Financing Activitie  3,483,703      3,451,995

        Net Decrease in Cash                 (2,371,123)    (2,705,384)
CASH AT BEGINNING OF PERIOD                   2,426,929      2,723,443

CASH AT END OF PERIOD                     $      55,806   $     18,059

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING AND INVESTING ACTIVITIES:

    PROCEEDS OF LONG-TERM DEBT USED TO:
            Purchase Equipment                 $139,352       $497,022



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

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The Company's primary segment of business, glace' (candied) fruit, a Thanksgiving and Christmas holiday confection which accounted for approximately 88% of total sales during 1996 is extremely seasonal, with about 80% of sales in this segment being made in a 10 - 12 week period during the late third quarter and early fourth quarter each year. Therefore, as stated in all interim financial statements, it is the opinion of management that only a full year's reporting offers a reliable basis for the analysis of operating results.

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

     Total net sales during the first half of 1997 were approximately 19% higher than those in the first half of 1996, but, while giving cause for optimism, this is deemed not necessarily to be indicative of an annual trend for two reasons:

         (1) Much of the net increase was due to a reduction in returns of prior year sales during the quarter. It has been a long-standing industry practice to allow certain customers to return a percentage of purchases after the holiday season. However, during recent years a number of supermarket chains have begun abusing this privilege by converting returns and "reclamations" into profit centers, in and of themselves. During 1996, Paradise limited orders for merchandise to the prior year's net sales, plus a reasonable margin for growth. The result of this policy during the current year was a reduction in returns of approximately 25%.

         (2) Total net sales during the quarter represent only 14% of total 1995 annual sales, a ratio fairly consistent with most prior years. Further, most of the sales to date were not in the higher-margin candied fruit sales.

     PARADISE, INC.                               COMMISSION FILE 0-3026


     Due to a continuing surplus of frozen inventory on the West Coast, the Company again elected not to process strawberries during the Florida harvest season (mid-December through mid-April), and, therefore, had little product available for sale.

     Sales in the plastics segment of business continued to improve, with a more than 19% increase as compared to the first six months during 1996. After several years of pruning unprofitable sales and redirecting efforts toward higher technology products, it is the opinion of management that the plastics division is in a much improved strategic position for profitable growth.

     Expressed as a percentage of sales, costs of goods sold declined. Some of this reduction can be attributed to lower handling charges and inventory adjustments related to smaller merchandise returns, as outlined above. However, like sales, costs to date represent only a fraction of the total costs anticipated for the year. Management forecasts some cost increases, especially in factory labor expenses (stimulated by two minimum wage increases), and mandated environmental protection measures.

     Comparatively speaking, selling, general and administrative expenses increased about 13% over a wide range of line items, including payroll, brokerage, freight, warehousing, legal and audit, and pension fund accruals. Depreciation and amortization remained relatively stable.

     Net interest expense to date was approximately 30% lower, reflecting smaller average interim working capital borrowings and improved rates, as well as a decline in total term debt of more than 20%.

     Earnings (losses) improved significantly as compared to the first half of 1996. However, with more than 86% of anticipated annual sales yet to be made, management issues its often repeated caveat: It is far too early in the year to predict annual performance with any degree of certainty.

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

     Date: August 5, 1997          PARADISE, INC.


                                        s/ Melvin S. Gordon
                                        Melvin S. Gordon, President

                                        s/ Eugene L. Weiner
                                        Eugene L. Weiner, Executive Vice
                                        President, Secretary-Treasurer