Form 10QSB
period 1997-09-30
PARADISE INC
filed 1997-11-14
CIK 76149

FORM 10 - QSB

          SECURITIES AND EXCHANGE COMMISSION


                Washington, D.C. 20549

     QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF

         THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended September 30, 1997
                    Commission File No. 0-3026

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

          Class                         Outstanding as of September 30,
                                              1997            1996
          Common Stock
          $0.30 Par Value                 519,170 Shares      519,170 Shares





                              Page 1

PARADISE, INC.                          COMMISSION FILE NO. 0-3026
PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements
    (a) (1)    CONSOLIDATED BALANCE SHEETS

                                               AS OF SEPTEMBER 30,
                                              1997               1996*
     ASSETS

CURRENT ASSETS
  Cash and Unrestricted Demand Deposits $ 859,293 $ 32,569 Accounts and Notes Receivable, Less
    Allowances of $-0- (1997 and 1996)        7,444,688      7,129,438
  Inventories:
    Raw Materials                             1,400,984      1,497,398
    Work in Process                             267,592        306,756
    Finished Goods                            6,905,084      7,158,994
  Deferred Income Tax Asset                     264,006        202,042
  Prepaid Expenses and Other Current Assets     279,321        395,708

          TOTAL CURRENT ASSETS               17,420,968     16,722,905
  Real Estate Investment, at Cost               261,848        261,848
  Property, Plant and Equipment, Less
    Accumulated Depreciation of $12,688,767
    (1997) and $11,976,001 (1996)             5,567,688      5,620,854
  Deferred Charges and Other Assets             421,072        325,690

TOTAL ASSETS                                $23,671,576    $22,931,297

        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes and Trade Acceptances Payable       $ 6,744,531    $ 7,268,063
  Current Portion of Long-Term Debt             959,429        920,558
  Accounts Payable                            3,095,539      2,897,539
  Accrued Liabilities                         1,339,417        990,924
  Federal and State Income Taxes Payable        495,480        297,004

          TOTAL CURRENT LIABILITIES          12,634,396     12,374,088
LONG-TERM DEBT, NET OF CURRENT PORTION        1,873,703      2,709,022
DEFERRED INCOME TAX LIABILITY                   507,722        446,858
STOCKHOLDERS' EQUITY
 Common Stock: Auth; 2,000,000 shs. @ $.30
  Par Value; Issued 582,721 (1997 and 1996)     174,926        174,926
 Capital in Excess of Par Value               1,288,793      1,288,793
 Retained Earnings                            7,466,241      6,211,815
  Less 63,551 (1997 and 1996) shares at cost
         Held in Treasury                  (   274,205)  (    274,205)

          Total Stockholders' Equity          8,655,755      7,401,329

TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                                    $23,671,576    $22,931,297
 *Restated for Comparative PurposesPage 2

PARADISE, INC.                                  COMMISSION FILE NO. 0-3026

ITEM 1.  Financial Statements  (Continued)

(a) (1)             CONSOLIDATED STATEMENTS OF INCOME

                                             FOR THE THREE MONTHS ENDED
                                                   SEPTEMBER 30,
                                                 1997          1996*

Net Sales                                    $9,332,654    $ 9,163,889

Costs and Expenses:
 Cost of Goods Sold                           5,183,417      5,357,821
 Selling, General and Admin. Expense          1,311,149      1,174,477
 Depreciation and Amortization                  193,626        199,594
 Interest Expense - Long Term                    67,644         89,349
 Interest Expense - Short Term                  158,365        179,975


        Total Expenses                        6,914,201      7,001,216

Other Income                                     21,794         37,136


Earnings  from Operations Before
 Provision for Income Taxes                   2,440,247      2,199,809

Provision for Income Taxes                      508,522        203,140


Net Earnings                                 $1,931,725     $1,996,669



Earnings  per Common Share                       $3.72          $3.85












* Restated for Comparative Purposes





                              Page 3

PARADISE, INC.                                  COMMISSION FILE NO. 0-3026

Item 1.  Financial Statements (Continued)

  (a) (1)    CONSOLIDATED STATEMENTS OF INCOME

                                             FOR THE NINE MONTHS ENDED
                                                    SEPTEMBER 30,

                                                   1997          1996*

Net Sales                                   $12,217,141    $11,320,119

Cost s and Expenses:
   Cost of Goods Sold                         7,450,825      7,483,499
   Selling, General and Admin. Expense        2,571,410      2,279,480
   Depreciation and amortization                553,398        569,961
   Interest Expense - Long Term                 217,203        259,009
   Interest Expense - Short Term                209,456        299,418

        Total Expense                        11,002,292     10,891,367

Other Income                                     56,456         79,097

Earnings  from Operations
 Before Provision for Income Taxes            1,271,305        507,849


Provision for Income Taxes                      508,522        203,140


Net Earnings                            $       762,783   $    304,709


Earnings  per Common Share                      $1.47           $0.59



*Restated for Comparative Purposes
















                              Page 4
PARADISE, INC.                              COMMISSION FILE NO. 0-3026

Item 1.  Financial Statements (Continued)

(a) (1)             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               FOR THE NINE MONTHS ENDED
                                                     SEPTEMBER  30,
                                                 1997           1996*
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Earnings                            $     762,783  $     304,709
  Adjustments to Reconcile Net Earnings to Net
    Cash Used in Operating Activities
Depreciation and Amortization                   553,398        569,961
Gain on Sale of Assets                                      (    6,935)
Decrease (Increase) in:
  Accounts Receivable                        (5,936,723)    (5,997,121)
  Inventories                                (4,533,814)    (4,857,651)
  Prepaid Expenses                               61,546         94,857
Increase (Decrease) in:
  Accounts Payable                            2,427,933      2,148,541
  Accrued Expense                           (   262,953)   (   643,563)
  Income Taxes Payable                          318,522        109,274

    Net Cash Used in Operating Activities    (6,609,308)    (8,277,928)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of Property and Equipment         (   539,390)   (   406,451)
 Proceeds from Sale of Property & Equipment                      6,935

    Net Cash Used in Investing Activities   (   539,390)   (   399,516)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net Proceeds of Short-Term Debt              6,487,030      6,879,757
 Principal Payments of Long-Term Debt       (   774,132) (     730,002)
 Dividends Paid                             (    51,954) (      56,572)
 Increase in Other Assets                   (    79,882) (     106,613)

    Net Cash Provided by Financing Activ.     5,581,062      5,986,570

        Net Decrease in Cash                 (1,567,636)   ( 2,690,874)
CASH AT BEGINNING OF PERIOD                   2,426,929      2,723,443

CASH AT END OF PERIOD                     $     859,293  $      32,569

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING AND INVESTING ACTIVITIES:

Issuance of Debt to Purchase Equipment    $     139,352  $     497,022

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

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The Company's primary segment of business, glace' (candied) fruit, a Thanksgiving and Christmas holiday confection which accounted for approximately 86% of total sales during 1996, is extremely seasonal, with about 80% of sales in this segment being made in a 10-12 week period during the late third quarter and early fourth quarter each year. Therefore, as stated in all interim financial statements, it is the opinion of management that only a full year's reporting offers a reliable basis for the analysis of operating results.

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

     Net sales for the first nine months were about 8% higher than during the same period of the prior year. In the core segment of business, glace' (candied) fruit, increases were due both to a reduction of returns of prior years sales during the current year, and the addition of several large chain stores to the customer list. Selling prices were increased only slightly.

     Also contributing to higher sales was a nearly 12% increase in revenues of the plastics segment of business, as the strategy of pursuing higher technology production capabilities was continued.

     The only decline in sales occurred in the frozen strawberry products area, in which the Company elected not to produce during the last harvest season (mid-December thru mid-April) because of lingering carryover inventories on the West Coast, which depressed selling prices. Therefore, there was little product available for sale.

     Costs of goods sold, expressed as a percentage of sales, declined to 61% from 66%, with reductions in unit costs of certain raw materials, insurance and maintenance expenses, and greater production over which to allocate some fixed expenses. These savings were partially offset by higher costs for labor, taxes and licenses, utilities, and mandated environmental protection measures.

     PARADISE, INC.                               COMMISSION FILE 0-3026

     Comparatively speaking, selling, general and administrative expenses increased about 13% over a wide range of line items, including payroll, brokerage, freight, warehousing, legal and audit, and pension fund accruals. Depreciation and amortization remained relatively stable.

     Interest expense was reduced by more than 23%, reflecting smaller average short term borrowings,lower term debt, and improved interest rates.

     Other income, generated mostly from the leasing to others of assets not currently required for Company operations, declined by nearly 30%, but in relation to overall income, the amount is not considered significant.

     After tax earnings were two and one-half times those reported for the first nine months of 1996. This fact gives cause for optimism, but with an estimated more than 40% of anticipated annual sales yet to be made, it is the opinion of management that it is far too early to forecast the year's final outcome with any degree of certainty.


     PART II.  OTHER INFORMATION

     None of the item numbers on captions are applicable to this report and are, therefore, omitted.

                         SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Date: October 31, 1997        PARADISE, INC.



                                        Melvin S. Gordon, President


                                        Eugene L. Weiner, Executive Vice
                                        President, Secretary-Treasurer