Form 10KSB
period 1997-12-31
PARADISE INC
filed 1998-03-31
CIK 76149

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549

                          FORM 10-KSB
          ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year Ended December 31, 1997
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
          Yes x   No___

          Issuer's revenues for its most recent fiscal year:    $22,008,437

          State the aggregate market value of the voting stock held by nonaffiliates of the registrant, $3,716,710 (as of January 31, 1998, bid price $13.38)

          Class                              Outstanding at December 31, 1997

          Common Stock,
           $.30 Par Value                         519,170 Shares



                         PARADISE, INC.

                 1997 FORM 10-KSB ANNUAL REPORT
                       TABLE OF CONTENTS

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

Item 3.   Legal Proceedings                                I - 6

Item 4.   Submission of Matters to a Vote of
            Security Holders                               I - 6

                             PART II

Item 5.   Market for Common Equity and
             Related Stockholder Matters                    II-1 - II-2

Item 6.   Management's Discussion and Analysis or
             Plan of Operation                              II-2 - II-7

Item 7.   Financial Statements                              II-8 - II-29

Item 8.   Changes In and Disagreements with Accountants
             On Accounting and Financial Disclosure            II - 30

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

(b) The Company's operations are conducted through two business segments. These segments, and the primary operations of each, are as follows:

          BUSINESS SEGMENT                        OPERATION

               Candied Fruit                 Production of candied fruit, a
                                             basic fruitcake ingredient, sold
                                             to manufacturing bakers,
                                             institutional users, and
                                             retailers for use in home baking
                                             . Also, the processing of frozen
                                             strawberry products, for sale to
                                             commercial and institutional
                                             users such as preservers,
                                             dairies, drink manufacturers,
                                             etc., and the repackaging and
                                             sale of edible nuts.

               Molded Plastics               Production of plastic containers,
                                             for the Company's products, and
                                             other molded plastics for sale
                                             to unaffiliated customers.









                               I-1
Item 1.   Description of Business (Continued)

          The Company knows of no other manufacturer in the Western Hemisphere whose sales of glace' (candied) fruit is equal to those of Paradise, Inc. While there are no industry statistics published , from the generally reliable sources available, management believes that Company brands account for 75-80% of all candied fruit sold in supermarkets and other grocery outlets in the USA.

          This position in the market was reinforced by the acquisition, during 1994, of exclusive use of the customer lists, trademark and rights for the sale of "Pennant Brand" candied fruit products at the supermarket retail level. Through a wholly-owned subsidiary, these rights added $3.1 million to Company net sales during 1997.

          "Pennant Brand" glace' fruit products were formerly manufactured and sold by a competitor, who maintained rights for the sale of these products at the institutional level, and who has a preeminent market share in the sale of both candied and maraschino cherries.

          Total cost for these "Pennant" rights was a payment of 20% in royalties on the net sales of that brand during 1994, and payment of 5% in royalties of brand net sales during the following four years, and the agreement is renewable at the option of the Company for twenty years thereafter.

          In terms of candied fruit dollar sales, during 1997, approximately 23% were shipped to manufacturing bakers and other institutional users, with the balance being sold through supermarkets and other retail outlets for ultimate use in the home.

          Sales to retail outlets are usually generated through registered food brokers operating in exclusively franchised territories. This method of distribution is widely accepted in the food industry because of its efficiency and economy. Other fruit sales, and almost all plastics sales, are made directly by the Company's own personnel.

          The principal raw materials used by the Company are fruits, fruit peels, corn syrups, nuts, both raw and roasted and salted, and plastic resins. Most of these materials are readily accessible from a number of competitive suppliers. The supply and prices may fluctuate with growing and crop conditions, factors common to all agricultural products. Edible nut pricing is particularly volatile , and subject to typical commodity fluctuations based on supply, demand, and future expectations. Feed stocks for some plastic resins are petroleum related and may be subject to supply and demand fluctuations in this market.

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

          The packaging and sale of edible nuts began during 1993. The Company's marketing strategy for these new products was to sell edible nuts, particularly those used in home baking, in the same type of packaging, and together with, candied fruit. It is customary for most supermarkets to display all items related to holiday baking in close proximity to one another. Net sales in this category totaled $150,248 during 1997.

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

          Originally, management discerned a market niche to be exploited, both for the Company and for local growers, by beginning to freeze strawberries no longer competitive in the fresh fruit market, and offer them for sale to commercial and institutional consumers in the eastern U.S., where a distinct freight cost advantage existed. After a modest start during 1993, sales aggregated more than $1.6 million during 1994. However, a number of market conditions changed, including the NAFTA international trade agreement. This increased the volatility and the exposure to risk, so, during 1995, the Company produced only that for which they had firm purchase commitments, and sales declined to almost $667,000 during the year. During 1996 and 1997, there existed an industry-wide excess carryover inventory of frozen product, which materially depressed selling prices. Therefore, the Company elected to neither grow or process strawberries during those years, and sell only that inventory of frozen products which had been carried over from the prior season. Sales totaled $71,000, during 1997.






                               I-3
Item 1.   Description of Business (Continued)

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

          During the first three months of the year, the Company contracts with certain commercial bakers for future delivery of quantities representing a substantial portion of the sales of fruit cake materials to institutional users. Deliveries against these contracts are completed prior to the close of the fiscal year ending December 31.

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

          During 1997, the Company derived more than 11% of its consolidated revenues from sales to the affiliated companies, Wal-Mart Stores, Inc. and Sam's Club. These affiliated companies are not related to Paradise, Inc. Sales to each of these affiliates were made separately, and each is shipped a different brand of fruit products , and is invoiced by a separate Paradise subsidiary. In addition, slightly more than 5% of consolidated revenues were sales to
          various divisions of Winn-Dixie Stores, Inc.   In this case, also,
          sales of a specific subsidiary brand to each of the divisions were made individually, and shipments were made and invoiced accordingly.

          While there is no industry-wide data available, management estimates that the Company sold approximately 60-70% of all candied fruits and peels consumed in the U.S. during 1997. The Company knows of two major competitors; however, it estimates that none of these has as large a share of the market as the Company's.





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

          By local ordinance, it is required that all water effluent is metered, tested and discharged into a municipal industrial waste treatment plant. During 1997, costs for this discharge exceeded $271,000, and management estimates that all expenses directly related to compliance with environmental regulations total well over $300,000 annually.

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

          Because of a long-standing agreement with the U.S. Army Corp of Engineers and the appropriate water management district of the State of Florida, there were virtually no real estate taxes on this property from the date of that agreement through 1988. During 1989 an assessment of taxes was declared by Brevard County, Florida, a negotiated settlement of this assessment was reached and paid during 1992, 1993 and 1994, and is included in the Company's expenses during those years. The Company had indicated that it would entertain any reasonable offers for the purchase of this property, and in events subsequent to December 31, 1997, has reached tentative agreement for sale of the property for approximately $870,000. The ultimate sale is contingent upon several factors including an agreement as to the appraised value.

Item 3.   Legal Proceedings

                               None

Item 4.   Submission of Matters to a Vote of Security Holders

                               None

                               I-6
                             PART II

Item 5.   Market for Common Equity and Related Stockholder Matters

          On August 22, 1997 the Securities and Exchange Commission issued new listing requirements for companies listed on the NASDAQ Small Cap Market. The new requirements became effective on February 23, 1998. As of March 1998 the Company had not met the listing criteria.

(a) The following table shows the range of closing bid prices for the Company's Common Stock in the over-the-counter market for the calendar quarters indicated. The quotations represent prices in the over-the-counter market between dealers in securities, do not include retail mark-up, mark-down, or commissions and do not necessarily represent actual transactions.
                                                  BID PRICES
                                                High       Low
               1997

               First Quarter                      9 1/2    7 1/2
               Second Quarter                     9 1/2    8 3/4
               Third Quarter                     11 1/4    9 1/2
               Fourth Quarter                    14 1/2   10 1/4

               1996

               First Quarter                      8 3/4      7 3/8
               Second Quarter                     8 3/4      8 1/4
               Third Quarter                      8 1/2      8 1/4
               Fourth Quarter                     8          7 1/2

(b)       Approximate Number of Equity Security Holders

          As of December 31, 1997, the approximate number of holders of record of each class of equity securities of the Registrant were:
                                                         NUMBER OF
          TITLE OF CLASS                             HOLDERS OF RECORD

          Common Stock, $.30 Par Value                       303

(c)       Dividend History and Policy

          The Company has declared dividends of $.25 (1997) and $.10 (1996) and $.10 (1995). Dividends have been declared and paid annually, only when warranted by profitability and permitted by lending agreements.

                               II-1
Item 5.   Market for Common Equity and Related Stockholder Matters (Continued)

(c)       Dividend History and Policy (Continued)

          The Company does not have a standard policy in regards to the declaration and payment of dividends. Each year dividend payments, if any, are determined upon consideration of the current profitability, cash flow requirements, investment outlook and other pertinent factors.

          According to the covenants of a loan agreement, dated May 29, 1986, amended several times thereafter, and in effect until June 8, 1995, the declaration of dividends was specifically limited by certain financial parameters. That agreement was modified in 1995, and while still requiring the attainment of certain balance sheet ratios, specific references to dividends were omitted.

Item 6.   Management's Discussion and Analysis or Plan of Operation

          Summary

          The following tables set forth for the periods indicated (I) percentages which certain items in the financial data bear to net sales of the Company and (ii) percentage increase of such item as compared to the indicated prior period.

                            RELATIONSHIP TO           PERIOD TO PERIOD
                             TOTAL REVENUE          INCREASE (DECREASE)
                         YEAR ENDED DECEMBER 31,         YEARS ENDED
                        1997      1996      1995     1996-95      1996-95
NET SALES:
 Candied Fruit, Nuts    86.7%     85.9%    88.0%        9.0%       -  .7%
 Molded  Plastics       13.3      14.1     11.9         1.9         20.8

                       100.0     100.0    100.0         8.0          1.8
Cost of Sales           64.5      67.5     66.7         3.2          3.0

Selling, General and
 Administrative Expens  20.3      19.6     20.6        11.6        - 3.0

Depreciation and Amorti-
 zation                  3.5       3.7      4.0         0.7        - 5.1

Interest Expense         2.5       3.3      3.7     -  17.8        - 9.1

Earnings from Operation  9.3       5.9      5.0         4.1         18.6

Other Income             0.3       0.9      0.8        68.6         24.7

Earnings Before Pro-
 vision for Income
 Taxes                   9.5       6.8      5.8        51.8         19.4

Item 6.   Management's Discussion and Analysis or Plan of Operation (Continued)

Provision for Income
 Taxes                   3.6       2.6      2.2        48.8         22.8

Net Earnings             5.9%      4.2%     3.6%       53.7%        17.3%

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


          (3) Results of Operations

                      1997 Compared to 1996

          Operating results improved materially from 1996 to 1997, continuing an upward trend begun in 1994, and validating the Company's change in focus, from the pursuit of increased sales to the concentration on cost containment, profitability, and improving the balance sheet.

          During 1996 and 1995, this shift in emphasis led to little growth, and, in some cases, a decline in total sales, as the Company trimmed unprofitable items and customers.

          However, in the year just ended, total net sales increased by more than $1.6 Million, or 8%. Over 95% of these increases took place in the candied fruit segment of business, and were due mostly to the addition of two major U.S. supermarket chains to the Company's customer list. Sales in the molded plastics segment increased by 2%. In addition, the plastics segment produced nearly $1 Million, as cost, in packaging for the fruit segment, significantly contributing to the profitability of those products.

Item 6.   Management's Discussion and Analysis or Plan of Operation (Continued)

                1997 Compared to 1996 (Continued)

          Compared to the prior year, Costs of Sales were reduced to 64.5% from 67.5% of net sales, reflecting lowered costs for corn sweeteners, some fruit raw materials, casualty insurance, and plastics resins. Some of these savings in purchases costs were offset, however, by material increases in factory labor expenses, mandated by the Federal minimum wage legislation, and other wage increases generated by this mandate.

          Also expressed as a percentage of sales, Selling, General and Administrative expenses increased slightly (0.7%), reflecting costs directly related to increased sales, as well as higher wages and other costs related thereto. Depreciation and amortization continued a downward trend, as the value of assets being depreciated declined more than the value of newly acquired assets increased.

          Interest expense declined by nearly 18% as a result of favorable prime rates, a modified agreement with the Company's principal lender, and smaller interim working capital borrowings.

          The operations, outlined briefly above, resulted in a 54% increase in after-tax per share earnings, to $2.51 from $1.63, satisfied all of the restrictive covenants of the existing loan agreement, and led the directors to declare a dividend of $0.25 per share, as compared to $0.10 during the prior year.

                     1996 Compared to 1995

          Operating results during 1996 further validated changes in policy and business strategies initiated during 1994, and in which focus was shifted to concentration on core products, increasing net cash flow, and aversion of risk in growth and expansion efforts.

          These shifts in emphasis, while leading to greater profitability and balance sheet stability, have also resulted in a slow growth, and in some cases, a decline in total sales. However this slow growth results from the continuation of the management mandated reductions and/or eliminations in the sale of low profit or profit eroding line items.

Item 6.   Management's Discussion and Analysis or Plan of Operation (Continued)

                1996 Compared to 1995 (Continued)

          During 1996, total sales in all business segments grew approximately 2%. Sales in the Plastics segment grew by more than 20%, as newly acquired machinery and equipment was put into production, and despite the elimination of some high volume, but net loss, line items.

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

Item 6.   Management's Discussion and Analysis or Plan of Operation (Continued)

                1995 Compared to 1994 (Continued)

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

          In the strawberry market, there was an overabundance at harvest and a carryover of frozen product in the very large growing areas on the west coast of the U.S. therefore, the Company produced and sold only that for which it had confirmed purchase orders from customers at the time of harvest. As to injected molded plastics, at one time the Company generated nearly $1.5 Million in profitable sales by manufacturing the one-pint baskets used in the distribution of fresh produce. Shrinking profits and the substantial investment required for retooling to meet technological advances resulted in abandonment of that market. And, due to the extreme volatility of the commodity aspects of the edible nut business the Company took a very conservative approach in the marketing of these products.

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

Item 6.   Management's Discussion and Analysis or Plan of Operation (Continued)

                1995 Compared to 1994 (Continued)


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

Item 7. Financial Statements




                            INDEPENDENT AUDITORS' REPORT


March 20, 1998



To The Board of Directors
 and Shareholders of
 Paradise, Inc.
 Plant City, FL  33566


We have audited the accompanying consolidated balance sheets of Paradise, Inc., and subsidiaries as of December 3l, l997, 1996, and l995, and the related consolidated statements of earnings, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Paradise, Inc., and subsidiaries as of December 3l, l997, 1996, and l995, and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


Respectfully submitted,

BELLA, HERMIDA, GILLMAN, HANCOCK & MUELLER



Certified Public Accountants
Plant City, Florida



                                      PARADISE, INC.
                                    AND SUBSIDIARIES

                               CONSOLIDATED BALANCE SHEETS

                                         ASSETS



                                                   DECEMBER 31
                                      1997            1996          1995

CURRENT ASSETS:
  Cash                           $ 2,816,008    $ 2,426,929    $ 2,723,443
  Accounts Receivable, Net
   of Allowance for Doubtful
   Accounts of $ -0-               1,981,515      1,507,965      1,132,317
  Inventories                      3,515,513      4,039,846      4,105,497
  Prepaid Expenses and Other
   Current Assets                    246,547        340,035        481,782
  Deferred Income Tax Asset          239,453        264,006        202,041
  Income Tax Refund Receivable         1,318            832          8,783

     Total Current Assets          8,800,354      8,579,613      8,653,863

INVESTMENTS:
  Real Estate, at Cost               261,848        261,848        261,848




PROPERTY, PLANT AND EQUIPMENT:
  Net of Accumulated Depreciation of
   $12,808,973 (1997), $12,145,174
   (1996) and $11,514,234 (1995)   5,476,764      5,432,539      5,257,538

OTHER ASSETS                         430,926        350,888        248,772


TOTAL ASSETS                     $14,969,892    $14,624,888    $14,422,021





                          LIABILITIES AND STOCKHOLDERS' EQUITY

                                                 DECEMBER 31,
                                      1997            1996          1995

CURRENT LIABILITIES:
  Short-Term Debt               $    155,802   $    257,500   $    388,306
  Accounts Payable                   369,719        667,606        748,998
  Accrued Expenses                 1,858,164      1,597,752      1,634,487
  Dividends Payabl                   134,864         56,572         56,572
  Accrued Taxes on Income            100,916        196,422        113,328
  Current Portion of Long-Term
   Debt                            1,019,412        931,748        844,679

   Total Current Liabilities       3,638,877      3,707,600      3,786,370


LONG-TERM DEBT, NET OF CURRENT
 PORTION                           1,790,307      2,536,163      3,017,881

DEFERRED INCOME TAX LIABILITY        493,656        507,722        540,723

   Total Liabilities               5,922,840      6,751,485      7,344,974

STOCKHOLDERS' EQUITY:
 Common Stock, $.30 Par Value,
  2,000,000 Shares Authorized,
  582,721 Shares Issued, 519,170
  Shares Outstanding                 174,816        174,816        174,816
 Capital in Excess of Par Value    1,288,793      1,288,793      1,288,793
 Retained Earnings                 7,857,648      6,683,999      5,887,643
 Less:  Common Stock in Treasury,
  at Cost, 63,551 Shares         (   274,205)   (   274,205)   (   274,205)

  Total Stockholders' Equity       9,047,052      7,873,403      7,077,047

TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY                   $ 14,969,892   $ 14,624,888   $ 14,422,021


  The Accompanying Notes are an Integral Part of These Financial Statements



                                   PARADISE, INC.
                                  AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF EARNINGS


                                       FOR THE YEARS ENDED DECEMBER 31,
                                      1997          1996          1995

NET SALES                          $22,008,437   $20,377,066   $20,013,900

COSTS AND EXPENSES:
 Cost of Goods Sold                 14,201,307    13,735,235    13,309,577
 Loss on Write-Down of Inventory                      24,175        44,445
 Selling, General and Administrative
  Expenses                           4,455,909     3,994,378     4,116,155
 Depreciation and Amortization         763,929       758,286       798,918
 Interest Expense                      550,431       669,468       736,613

   Total Costs and Expenses         19,971,576    19,181,542    19,005,708

EARNINGS FROM OPERATIONS             2,036,861     1,195,524     1,008,192

OTHER INCOME, NET                       58,075       184,779       148,205

EARNINGS BEFORE PROVISION FOR INCOME
TAXES                                2,094,936     1,380,303     1,156,397

PROVISION FOR INCOME TAXES             791,401       531,993       438,357

NET EARNINGS                       $ 1,303,535   $   848,310   $   718,040

EARNINGS PER SHARE:

 Basic                                 $ 2.51        $ 1.63        $ 1.38
 Diluted                               $ 2.51        $ 1.63        $ 1.38


  The Accompanying Notes are an Integral Part of These Financial Statements



                                     PARADISE, INC.
                                   AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                              CAPITAL IN
                   COMMON      EXCESS OF   RETAINED    TREASURY
                    STOCK      PAR VALUE   EARNINGS      STOCK       TOTAL

Balance, December 31,
  1994, as Previously
  Reported        $174,816  $ 1,288,793  $ 5,235,895 $(274,205)  $ 6,425,299

  Prior Period
  Adjustment                              (   14,375)             (   14,375)

  Adjusted Balance of
  Stockholders' Equity
  at December 31,
  1994             174,816    1,288,793    5,221,520  (274,205)    6,410,924

 Cash Dividends
  Declared, $.10 per
  Share                                   (   51,917)             (   51,917)

 Net Earnings                                718,040                 718,040

Balance, December 31,
  1995             174,816    1,288,793    5,887,643  (274,205)    7,077,047

 Cash Dividends
  Declared, $.10 per
  Share                                   (   51,954)             (   51,954)

 Net Earnings                                848,310                 848,310

Balance, December 31,
  1996             174,816    1,288,793    6,683,999   (274,205)   7,873,403

 Cash Dividends
  Declared, $.25 per
  Share                                   (  129,886)             (  129,886)

 Net Earnings                              1,303,535               1,303,535

Balance, December 31,
 1997            $174,816    $1,288,793  $ 7,857,648  $(274,205) $ 9,047,052


  The Accompanying Notes are an Integral Part of These Financial Statements




                                        PARADISE, INC.
                                      AND SUBSIDIARIES

                            CONSOLIDATED STATEMENTS OF CASH FLOWS

                                        FOR THE YEARS ENDED DECEMBER 3l,
                                        1997            l996         l995
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Earnings                        $ 1,303,535  $   848,310   $   718,040
Adjustments to Reconcile Net Earnings
 to Net Cash Provided by Operating
 Activities:
  Increase (Decrease) in Net Deferred
   Income Tax Liability                  10,487   (   94,966)   (   63,945)
  Depreciation and Amortization         763,929      758,286       798,918
  Prior Period Adjustment                                       (   14,375)
  Loss (Gain) on Sale of Assets             233   (    6,935)   (   67,888)
  Decrease (Increase) in:
   Accounts Receivable               (  473,550)  (  375,648)      779,115
   Inventories                          524,333       65,651    (  301,229)
   Prepaid Expenses                      93,488      141,745       150,351
   Refund Receivable                 (      486)       7,951        91,131
   Other Assets                      (   95,677)  (  117,909)
  Increase (Decrease) in:
   Accounts Payable                  (  297,887)  (   81,392)      171,958
   Accrued Expenses                     260,412   (   36,735)      174,066
   Accrued Taxes on Income           (   95,506)      83,094       113,328

   Net Cash Provided by Operating
      Activities                      1,993,311    1,191,452     2,549,470


CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Property and Equipment   (  441,494)  (  409,286)   (  452,793)
Proceeds From Sale of Assets             68,600       17,000       165,532

   Net Cash Used in Investing
      Activities                     (  372,894)  (  392,286)   (  287,261)


CASH FLOWS FROM FINANCING ACTIVITIES:
Net Proceeds (Repayments) of
 Short-term Debt                     (  101,698)  (  130,806)      216,670
Proceeds of Long-term Debt                                         136,932
Principal Payments Long-term Debt    (1,056,796)  (  891,670)     (515,300)
Dividends                            (   51,594)  (   51,954)     ( 51,917)
Increase in Other Assets             (   21,250)  (   21,250)     ( 71,475)

   Net Cash Used in Financing
      Activities                     (1,231,338)  (1,095,680)     (285,090)

   Net Increase (Decrease) in Cash      389,079   (  296,514)    1,977,119

CASH, at Beginning of Year            2,426,929    2,723,443       746,324

CASH, at End of Year                $ 2,816,008  $ 2,426,929   $ 2,723,443




                                    PARADISE, INC.
                                   AND SUBSIDIARIES


                   CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)



                                          FOR THE YEARS ENDED DECEMBER 31,
                                         1997          l996         l995

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash Paid During the Year for:

   Interest                            $573,379      $664,680   $ 699,304


   Income Taxes                        $865,703      $535,914   $ 414,000


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING
ACTIVITIES:

     Long-Term Debt Issued:
       Equipment Purchases             $398,604    $  497,022    $

     Refinancing of Long-Term Debt                               $2,063,068

     Refinancing of Short-Term Debt                              $2,000,000



DISCLOSURE OF ACCOUNTING POLICY:

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

The Accompanying Notes are an Integral Part of These Financial Statements




                                 PARADISE, INC.
                                AND SUBSIDIARIES


                    NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 3l, l997, 1996, AND 1995



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

NOTE l:  PRINCIPLES OF CONSOLIDATION

       The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, after elimination of all material intercompany transactions and profits.



NOTE 2:  INVENTORIES
                                      1997         1996       l995

        Supplies                 $  154,175    $  104,448   $   84,416
        Raw Materials               804,213       799,289      877,943
        Work in Progress            323,272       224,031      248,894
        Finished Goods            2,233,853     2,912,078    2,894,244

        TOTAL                    $3,515,513    $4,039,846   $4,105,497


       Inventories are valued at the lower of cost (first-in, first-out) or market. Cost includes material, labor and factory overhead.

       Substantially all inventories are pledged as collateral for certain short-term obligations.



NOTE 3:  PROPERTY, PLANT AND EQUIPMENT
                                           1997         l996         l995

        Land and Improvements        $   848,256   $   830,806  $   830,806
        Buildings and Improvements     4,745,587     4,599,861    4,476,937
        Machinery and Equipment       12,691,894    12,147,046   11,464,029

          Total                       18,285,737    17,577,713   16,771,772
        Less:  Accumulated
              Depreciation            12,808,973    12,145,174   11,514,234

        NET                          $ 5,476,764   $ 5,432,539  $ 5,257,538





                                 PARADISE, INC.
                                AND SUBSIDIARIES


                    NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 3l, l997, 1996, AND 1995


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

       All of the real property and machinery and equipment are pledged as collateral for certain short-term and long-term obligations.




NOTE 4:  SHORT-TERM DEBT

                                            1997       l996        1995



  Trade acceptances, letters of credit
   and other short-term debt.              $155,802   $257,500    $199,696

  Note payable, bank, collateralized
   by equipment.                                                   188,610


      TOTAL                                $155,802   $257,500    $388,306




                                  PARADISE, INC.
                                 AND SUBSIDIARIES


                    NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 3l, l997, 1996, AND 1995




NOTE 4:  SHORT-TERM DEBT (CONTINUED)

       The average monthly borrowings and weighted average interest rates were determined by month-end balances. Non-interest bearing letters of credit were included in the aggregate figures.

                                                          WEIGHTED AVERAGE
          1997                           AMOUNT             INTEREST RATE

        Average bank short-term borrowings
          (monthly)                       $ 1,882,082            9.00%

        Average aggregate short-term
          borrowings (monthly)            $ 3,649,960            6.38%


        Maximum aggregate short-term
          borrowings (at any month-end)   $ 9,295,974


                                                           WEIGHTED AVERAGE
            l996                           AMOUNT             INTEREST RATE

        Average bank short-term borrowings
          (monthly)                       $2,070,833             9.49%

        Average aggregate short-term
          borrowings (monthly)            $3,938,713             7.34%

        Maximum aggregate short-term
          borrowings (at any month-end)   $9,136,852


                                                            WEIGHTED AVERAGE
             l995                           AMOUNT            INTEREST RATE

        Average bank short-term borrowings
          (monthly)                       $ 3,155,220            8.90%

        Average aggregate short-term
          borrowings (monthly)            $ 4,798,769            7.69%

        Maximum aggregate short-term
          borrowings (at any month-end)   $ 9,647,115





                                  PARADISE, INC.
                                 AND SUBSIDIARIES

                    NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1997, 1996, AND 1995


NOTE 4:  SHORT-TERM DEBT (CONTINUED)

       Pursuant to a loan agreement, a bank has agreed to advance the Company 80% of the Company's eligible receivables and 50% of the Company's eligible inventory. Interest is payable monthly and is computed at prime plus 1/2%. Principal is due the earlier of on demand or May 31, 1998.

       This agreement is subject to certain conditions which must be met for the Company to continue borrowing including debt service coverage and debt to equity ratios, a resting period provision, and other financial covenants.

       The amount available to be drawn down based on the available collateral at December 31, 1997 was $2,831,732, at December 31, 1996, was $2,848,704, and at December 31, 1995, was $2,551,335.




NOTE 5:  LONG-TERM DEBT
                                                 1997      1996       1995

 Prime plus 1% note, collateralized
  by accounts receivable, inventories and
  equipment.  Monthly payments of $70,000
  plus interest.                             $2,100,000 $3,010,000 $3,850,000

 Obligations under capital leases.  Monthly
  payments totaling $19,722 including
  interest at rates ranging from 6.40%
  to 9.75%, collateralized by equipment
  and vehicles.                                 709,719    457,911     12,560


         Total Debt                           2,809,719  3,467,911  3,862,560
         Less Current Portion                 1,019,412    931,748    844,679

          LONG-TERM DEBT                     $1,790,307 $2,536,163 $3,017,881


       The aggregate principal amounts maturing in each of the five subsequent years are:
           1998                        $1,019,412
           1999                         1,032,756
           2000                           618,056
           2001                           111,316
           2002                            28,179

           Total                       $2,809,719



                                  PARADISE, INC.
                                 AND SUBSIDIARIES

                    NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 3l, l997, 1996, AND 1995


NOTE 6:  LEASES

       The Company has certain equipment leases which are classified as capital leases. At December 3l, l997, 1996, and 1995, the amount capitalized was $960,566, $519,551, and $22,529, respectively, and the accumulated amortization was $213,643 (1997), $62,229 (1996) and $11,264 (1995). The amount recognized as an obligation was $709,719, $457,911, and $12,560, respectively, which has been included in long-term debt shown in Note 5. Amortization expense is included in depreciation.

       The Company leases automobiles under operating leases ranging in length from thirty to sixty months. Lease payments charged to operations amounted to $61,273 (1997), $56,645 (1996), and $48,852
       (1995).

       At December 31, 1997, future minimum payments required under leases with terms greater than one year, and the present value of minimum capital lease payments, were as follows:
                                                                 OPERATING
         YEARS ENDING DECEMBER 3l,           CAPITAL LEASES       LEASES

                   1998                          $233,846        $ 53,493
                   1999                           231,022          34,624
                   2000                           219,635           7,858
                   2001                           117,293
                   2002                            27,193

           Total Minimum Lease Payments           828,989        $ 95,975
           Less Amount Representing Interest      119,270

          PRESENT VALUE OF FUTURE MINIMUM
            CAPITAL LEASE PAYMENTS               $709,719



NOTE 7:  ACCRUED EXPENSES
                                         1997          l996          l995

 Accrued Payroll and Bonuses         $  451,285    $  321,719    $  297,849
 Accrued Brokerage Payable              303,398       319,720       328,281
 Accrued Pension Cost (Note 8)          149,290       128,074       188,502
 Provision for Unrealized Profit
  on Retail Returns                     419,000       435,000       356,000
 Accrued Royalties and Other            200,768        95,999       147,843
 Accrued Credit Due to Customers        258,852       180,030       186,181
 Accrued Insurance Payable               75,571       117,210       129,831

  TOTAL                              $1,858,164    $1,597,752    $1,634,487


       As a part of its normal sales policy, the Company allows some customers to return unsold, retail packed, candied fruit after the holiday season. A provision for the unrealized profit on these estimated returns is shown above under "provision for unrealized profit on retail returns".


                                  PARADISE, INC.
                                 AND SUBSIDIARIES


                    NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 3l, l997, 1996, AND 1995


NOTE 8:  RETIREMENT PLAN

 The Company and its subsidiaries have a defined benefit pension plan cover-ing all employees who become eligible for participation in the plan on the semiannual date following one year of service (l,000 hours worked) and the attainment of age 21. The total pension cost for l997, 1996, and l995 was $21,216, $17,846, and $20,318, respectively, which includes amortization of past service cost over 10 years. The Company makes annual contributions to fund the plan equal to the amounts deductible for Federal Income Tax purposes. The benefit formula being used is known as the frozen initial liability cost method. The plan's assets consist of both fixed income assets and whole life insurance contracts. The plan has no significant nonbenefit liabilities.

  Net pension cost for 1997, 1996 and 1995 included the following components:

                                             1997       1996        1995
       Service Cost - Benefits Earned
        During the Period                $  76,933    $ 87,319   $  75,040
       Interest Cost on Projected
        Benefit Obligation                 154,144     188,549     178,703
       Actual Return on Plan Assets       (282,076)   (253,416)   (450,255)
       Net Amortization and Deferral        72,215    (  4,606)    216,830

       Net Periodic Pension Cost         $  21,216   $  17,846   $  20,318



       The following table sets forth the plan's funded status and amounts recognized in the Company's consolidated financial statements at December 31, 1997, 1996 and 1995:

       Actuarial present value of benefit obligations:

                                           1997         1996         1995
         Accumulated Benefit Obligation,
          Including Vested Benefits of
          $2,006,620, $1,675,359, and
          $2,524,011, respectively      $2,115,197   $1,770,738   $2,624,116


         Projected Benefit Obligation for
          Service Rendered to Date     $(2,611,957) $(2,129,059) $(3,029,472)

         Plan Assets at Fair Value       2,650,088    2,509,894    3,161,796

         Plan Assets in Excess of Projected
          Benefit Obligation                38,131      380,835      132,324



                              PARADISE, INC.
                             AND SUBSIDIARIES

              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                   DECEMBER 3l, l997, 1996, AND 1995


NOTE 8:  RETIREMENT PLAN (CONTINUED)

        Unrecognized Net (Gain) Loss From
          Past Experience Different From
          That Assumed and Effects of
          Changes in Assumptions         115,523   (  184,126)      25,796

        Prior Service Cost          (    363,642)  (  400,430)  (  437,218)

        Unrecognized Net Obligation at
          October 1, 1987, Amortized Over
          15 Years, Net of Amortization   60,698       75,647       90,596

        Accrued Pension Cost Included
          in Accrued Expenses       $(   149,290) $(  128,074) $(  188,502)


       The following economic assumptions are used:
                                           1997      1996      1995

        Weighted Average Discount Rate     6.50%     7.25%     6.25%
        Rate of Increase in Future Salary  4.58%     4.66%     4.62%
        Expected Long-Term Rate of Return  7.50%     7.50%     7.50%

       In amortizing prior service costs, a straight-line amortization of the cost over the average remaining service period of employees expected to receive benefits under the plan is used. A settlement took place during 1996 as a result of a lump-sum cash payment. The resulting recognized gain was $78,274.


NOTE 9:  PROVISION FOR FEDERAL AND STATE INCOME TAXES

       The provisions for income taxes are comprised of the following amounts:

                                         YEAR ENDED DECEMBER 31
                                     1997         1996        1995
       CURRENT:
        Federal                   $666,067     $535,824   $ 465,953
        State                      114,848       91,135      38,217

                                   780,915      626,959     504,170
       DEFERRED:
        Federal                      8,953     ( 81,086)   ( 69,987)
        State                        1,533     ( 13,880)      4,174

                                    10,486     ( 94,966)   ( 65,813)

       TOTAL PROVISION FOR INCOME
         TAXES                    $791,401     $531,993   $ 438,357




                                PARADISE, INC.
                               AND SUBSIDIARIES


                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 3l, l997, 1996, AND 1995



NOTE 9:  PROVISION FOR FEDERAL AND STATE INCOME TAXES (CONTINUED)

       A reconciliation of the differences between the effective income tax rate and the statutory Federal income tax rate follows:



                                             YEAR ENDED DECEMBER 31
                                            1997      1996        1995

  Income Taxes Computed at Statutory
    Rate                                 $715,252    $469,302     $393,175
  State Income Tax, Net of Federal
   Income Tax Benefit                      76,812      50,987       28,469
  Other, Net                             (    663)     11,704       16,713


    PROVISION FOR INCOME TAXES           $791,401    $531,993     $438,357



    EFFECTIVE TAX RATE                     37.6%        38.5%      37.9%






NOTE l0: EARNINGS PER COMMON SHARE

       Basic and diluted earnings per common share are based on the weighted average number of shares outstanding and assumed to be outstanding during the year (519,170 shares in 1997, l996 and l995 for basic) and (519,170 shares in 1997, 1996 and 1995 for diluted).




                                   PARADISE, INC.
                                  AND SUBSIDIARIES


                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 3l, l997, 1996, AND 1995



NOTE 11:  BUSINESS SEGMENT DATA

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




                                       YEAR ENDED  YEAR ENDED  YEAR ENDED
    NET SALES IN EACH SEGMENT              1997       l996         l995

      Candied Fruit:
       Sales to Unaffiliated Customers  $19,087,836  $17,511,519 $17,641,613

      Molded Plastics:
       Sales to Unaffiliated Customers    2,920,601    2,865,547   2,372,287


         NET SALES                      $22,008,437  $20,377,066 $20,013,900




                                 PARADISE, INC.
                                AND SUBSIDIARIES


                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 3l, l997, 1996, AND 1995



NOTE 11:  BUSINESS SEGMENT DATA (CONTINUED)

                                     YEAR ENDED    YEAR ENDED  YEAR ENDED
                                        1997           l996        l995

  THE OPERATING PROFIT OF
  EACH SEGMENT IS LISTED BELOW

  Candied Fruit                     $ 6,714,281   $ 5,457,526  $ 5,354,892
  Molded Plastics                       420,505       516,733      602,056

  OPERATING PROFIT OF SEGMENTS        7,134,786     5,974,259    5,956,948

  General Corporate Expenses, Net    (4,547,494)   (4,109,267)  (4,212,143)
  Interest Expense                   (  550,431)   (  669,468)  (  736,613)
  Other Income                           58,075       184,779      148,205

  EARNINGS BEFORE PROVISION
   FOR INCOME TAXES                 $ 2,094,936   $ 1,380,303  $ 1,156,397


  Operating profit is composed of net sales, less direct costs and overhead costs associated with each segment. Due to the high degree of integration between the segments of the Company, it is not practical to allocate general corporate expenses, interest, and other income between the various segments.

  IDENTIFIABLE ASSETS OF EACH          YEAR ENDED   YEAR ENDED   YEAR ENDED
  SEGMENT ARE LISTED BELOW                1997          l996        l995

   Candied Fruit                     $ 7,545,122   $ 6,991,752  $ 7,002,360
   Molded Plastics                     2,284,080     2,871,027    2,361,566
   Identifiable Assets                 9,829,202     9,862,779    9,363,926
   General Corporate Assets            5,140,690     4,762,109    5,058,095

    TOTAL ASSETS                      $14,969,892   $14,624,888 $14,422,021




                                   PARADISE, INC.
                                  AND SUBSIDIARIES


                    NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1997, 1996, AND 1995


NOTE 11:  BUSINESS SEGMENT DATA (CONTINUED)

 Identifiable assets by segment are those assets that are principally used in
 the operations of  each segment.   General corporate  assets are principally
 cash, land and building, and investments.


   DEPRECIATION AND AMORTIZATION
   EXPENSE OF EACH SEGMENT IS          YEAR ENDED  YEAR ENDED    YEAR ENDED
   LISTED BELOW                            1997        l996          l995

    Candied Fruit                       $381,386     $382,796       $472,691
    Molded Plastics                      290,958      297,644        280,278
    Segment Depreciation and
     Amortization Expense                672,344      680,440        752,969

    General Corporate Depreciation
     and Amortization Expense             91,585       77,846         45,949

    TOTAL DEPRECIATION AND
     AMORTIZATION EXPENSE               $763,929     $758,286       $798,918



    CAPITAL EXPENDITURES OF EACH       YEAR ENDED    YEAR ENDED    YEAR ENDED
    SEGMENT ARE LISTED BELOW               1997          l996          l995


    Candied Fruit                       $342,256       $278,409     $292,460
    Molded Plastics                      229,108        592,328      130,959
    Segment Capital Expenditures         571,364        870,737      423,419
    General Corporate Capital
     Expenditures                        122,712         42,974       29,374

    TOTAL CAPITAL EXPENDITURES          $694,076       $913,711     $452,793

  The Company conducts operations only within the United States. Foreign sales are insignificant; primarily all sales are to domestic companies.




                                  PARADISE, INC.
                                 AND SUBSIDIARIES


                   NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 3l, l997, 1996, AND 1995



NOTE 12:  MAJOR CUSTOMER

    The Company derives more than 11% of its consolidated revenues from sales to the affiliated companies Wal-Mart Stores, Inc. and Sam's Club. These affiliated companies are not related to Paradise, Inc. in any way. Sales to each of these affiliates are made separately, and each is shipped a different brand of fruit products and invoiced by a separate Paradise, Inc. subsidiary. The loss of sales to either or both of these affiliated companies could have a material adverse effect on operating earnings. In addition, slightly more than 5% of consolidated revenues were sales to various divisions of Winn-Dixie Stores, Inc. In this case, also, sales of a specific subsidiary brand to each of the divisions were made individually, and shipments were made and invoiced accordingly.



NOTE 13:  CONCENTRATION OF CREDIT RISK

    Financial instruments which potentially subject the Company to concentration of credit risk consist principally of cash equivalents and unsecured trade receivables. The Company's cash equivalents are maintained with several financial institutions located in Florida. Accounts at each institution are secured by the Federal Deposit Insurance Corporation up to $100,000. Uninsured balances aggregate to $3,320,766 at December 31, 1997. The Company grants credit to customers, substantially all of whom are located in the United States. The Company's ability to collect these receivables is dependent upon economic conditions in the United States and the financial condition of its customers.

NOTE 14:  DEFERRED INCOME TAXES

    The Company recognizes deferred tax assets and liabilities for future tax consequences of events that have been previously recognized in the Company's financial statements or tax returns. The measurement of deferred tax assets and liabilities is based on provisions of the enacted tax law; the effects of future changes in tax laws or rates are not anticipated.




                                  PARADISE, INC.
                                 AND SUBSIDIARIES


                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 3l, l997, 1996, AND 1995


NOTE 14:  DEFERRED INCOME TAXES (CONTINUED)

   Significant components of the Company's deferred tax assets and liabilities at December 31, 1997, 1996 and 1995 were:

                                               1997       1996        1995
    Deferred Tax Assets resulting from:
       Inventory Valuation                   $ 81,783   $100,315   $  67,482
       Book Provision for Loss of Profits     157,670    163,691     133,963
       Other                                                             596

       Total Deferred Tax Assets              239,453    264,006     202,041

    Deferred Tax Liabilities Resulting from:
       Tax over Book Depreciation             493,656    507,722     540,723

        Total Deferred Tax Liabilities        493,656    507,722     540,723

    Net Deferred Tax Liability               $254,203   $243,716   $ 338,682

    The Net Deferred Tax Liability is
     Reflected in the Balance Sheet Under
     These Captions:
       Deferred Income Tax Asset            $(239,453) $(264,006)  $(202,041)
       Deferred Income Tax Liability          493,656    507,722     540,723

                                            $ 254,203   $243,716   $ 338,682



NOTE 15:  PRIOR PERIOD ADJUSTMENT

    The Company has recorded a prior period adjustment for a tax increase resulting from an Internal Revenue Service examination of the Company's 1994 Federal Income tax return. The amount recorded represents the actual assessed income tax increase.

    The Company's 1995 Federal Income tax return was also examined, resulting in a tax increase of $5,089. Since the years affected are presented in the financial statements, the accounts affected by the tax increase have been restated. As a result of the restatement, 1995 Net Earnings decreased by $5,089 and earnings per share decreased by $.01.




                                  PARADISE, INC.
                                 AND SUBSIDIARIES


                   NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 3l, l997, 1996, AND 1995



NOTE 16:  CONTINGENT LOSS

    In the process of auditing the Company's 1994 and 1995 tax returns, the Internal Revenue Service has taken a position contrary to the Company in regard to royalty expense. The issue is currently being considered by an appeals office of the Internal Revenue Service. In the event that the matter is resolved against the Company, additional Federal income taxes of approximately $254,000 would be assessed.


NOTE 17:  SUBSEQUENT EVENTS

    Subsequent to December 31, 1997, the Company has tentatively reached an agreement for the sale of certain real estate holdings for approximately $870,000. The real estate is reflected on the balance sheet at its historical cost of $261,848. The ultimate sale is contingent upon several factors including an agreement as to the appraised value of the real estate. On August 22, 1997 the Securities and Exchange Commission issued new listing requirements for companies listed on the NASDAQ Small Cap Market. The new requirements became effective on February 23, 1998. As of March, 1998 the Company had not met the new listing criteria.



                                  PARADISE, INC.
                                AND SUBSIDIARIES

                   NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1997, 1996 AND 1995

NOTE 18: QUARTERLY FINANCIAL DATA (UNAUDITED)

         Selected quarterly financial data is summarized as follows:


                                         QUARTER ENDED
  1997            March 31         June 30     September 30   December 31

 NET SALES       $ 1,403,244     $ 1,481,243    $9,332,654     $9,791,296
 GROSS PROFIT        266,670         350,409     4,149,237      3,040,814
 NET EARNINGS
 (LOSS)          (   552,545)    (   616,396)    1,931,725        540,751
 EARNINGS (LOSS)
  PER COMMON SHARE    $(1.06)         $(1.19)        $3.71          $1.04



                                       QUARTER ENDED
  1996             March 31         June 30     September 30   December 31

 NET SALES       $ 1,175,051    $     981,179   $9,163,889     $9,056,947
 GROSS PROFIT        390,577      (   346,115)   3,783,203      2,814,166
 NET EARNINGS
  (LOSS)         (   409,191)     ( 1,259,892)   1,973,795        543,598
 EARNINGS (LOSS)
  PER COMMON SHARE   $(  .79)          $(2.43)       $3.79          $1.05



                                         QUARTER ENDED
  1995              March 31        June 30     September 30   December 31

 NET SALES       $ 1,256,491      $ 1,118,553    $9,399,067     $8,239,789
 GROSS PROFIT        464,602          195,313     4,018,711      2,025,697
 NET EARNINGS
  (LOSS)         (   316,880)      (1,153,857)    1,945,926        247,940
 EARNINGS (LOSS)
  PER COMMON SHARE    $(0.61)          $(2.22)        $3.74          $0.48



                                        II-29

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure


                                   None











































                                        II-30

                                      PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16 (a) of the Exchange Act
(a)      Directors of the Registrant

      Frank A. Weaner -          Chairman of the Board of Directors of
                                  Registrant, deceased.  Officer with the
                                  Registrant for past 36 years except for
                                  period during 1972 and 1973 when he
                                  served as a management consultant to the Registrant.

      Melvin S. Gordon -         President of the Registrant, 64 years
                                  old.  Term of office will expire at
                                  next stockholders' meeting.  Officer
                                  with Registrant past 33 years.

      Eugene L. Weiner -         Director and Executive Vice-President,
                                  Secretary and Treasurer of the Registrant, 66 years old. Term of office will expire at next stockholders' meeting. Officer with Registrant past 32 years.

      Randy S. Gordon -          Vice President for Plastics Sales of
                                  the Registrant, 42 years old.  Term
                                  of office will expire at next
                                  stockholders' meeting.  Employee of
                                  Registrant past 19 years.

      Tracy W. Schulis -         Vice President for Fruit Sales of the
                                  Registrant, 41 years old.  Term of
                                  office will expire at next
                                  stockholders' meeting.  Employee of
                                  Registrant past 18 years.

      Mark H. Gordon -           Vice President, Manager of Fruit
                                  Manufacturing.  35 years old.  Term
                                  of office will expire at next
                                  stockholders' meeting.  Employee of
                                  Registrant past 12 years.

(a)      Executive Officers of the Registrant

       Frank A. Weaner -          Chairman of the Board of Directors,
                                  deceased. Officer with the Registrant
                                  for past 36 years except for period
                                  during 1972 and 1973 when he
                                  served as a management consultant
                                  to the Registrant.

       Melvin S. Gordon -         President, 64 years old. Term of
                                  office will expire at next annual
                                  directors' meeting.  Officer with
                                  Registrant past 33 years.

       Eugene L. Weiner -         Executive Vice-President, Secretary,
                                  Treasurer, 66 years old.  In charge of
                                  operations.  Term of office will
                                  expire at next annual directors'
                                  meeting.  Officer with Registrant
                                  past 32 years.



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

         Melvin S. Gordon is the father of Randy S. Gordon and
         Mark H. Gordon and the father-in-law of Tracy W. Schulis.

(d)                                Not Applicable

Item 10. Executive Compensation

(a) and (b)  The following information is set forth with respect to all remuneration paid or accrued by the Company and its subsidiaries during the year ended December 31, 1997 to its officers and directors as a group. Pursuant to regulation S-B Item 402
             (a)(2)(I) and (ii) the Company's six most highly paid executive officers or directors, included in the group total, whose total remuneration exceeds $100,000 are separately listed.





















                                        III-2

Item 10. Executive Compensation (Continued)

                                    COMPENSATION

                           SALARIES, FEES,
NAME OF INDIVIDUAL         DIRECTORS' FEES,         ESTIMATED PROJECTED
  AND CAPACITY             COMMISSIONS AND          ANNUAL BENEFITS
  IN WHICH SERVED          BONUSES (1)              PAYABLE (3) (7)

All Directors and
 Officers as a Group
 (6 Persons)                  $1,583,813

Frank A. Weaner,
 Chairman of the
 Board and Director           $  285,217 (4)(5)             (6)

Melvin S. Gordon,
 President and
 Director                     $  423,906 (2)              $66,960

Eugene L. Weiner,
 Executive Vice-
 President and
 Director                     $  384,202 (2)                (8)

Randy S. Gordon,
 Vice-President
 and Director                 $  169,479                  $50,544

Tracy W. Schulis,
 Vice-President
  and Director                $  169,479                  $48,528

Mark H. Gordon,
 Vice-President
 and Director                 $  151,529                  $42,984

                              NOTES TO THE ABOVE TABLE

  1. Personal benefits consist of charges for the personal use of Company automobiles and PS-58 Costs.

  2. A deferred compensation plan was approved by The Board of Directors during 1995 to be funded beginning in 1996.



                                        III-3


Item 10. Executive Compensation (Continued)

  3. These amounts are computed actuarially according to the Retirement Plan of the Company assuming certain facts as follows: a) that the participant remains in the service of the Company until his normal retirement date at age 65; b) that the participant's earnings increase 4.50% annually during the remainder of his service until retirement age subject to the maximum annual compensation limits established by law;
              and c) that the plan be continued without substantial modification.

  4. Includes $16,200 paid to Mr. Weaner for monthly rental on that part of his home used by Mr. Weaner as an office through September 30, 1997.

  5.          Deceased, September 30, 1997.

  6.          Withdrew from the retirement plan during the year ended
              December 31, 1984.

  7.          As of the latest available actuarial valuation date.

  8.          Received a lump-sum distribution in 1996.

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

(e)      Long-Term Incentive Plan Awards Table

                                   Not Applicable

Item 11. Security Ownership of Certain Beneficial Owners and Management

(a) The following table sets forth as of December 31, 1997, information concerning the beneficial ownership of the common stock of the Company by the persons who own, are known by the company to own, or who the Company has been advised have filed with the S.E.C. declarations of beneficial ownership, of more than 5% of the outstanding common stock.





                                        III-4

Item 11. Security Ownership of Certain Beneficial Owners and Management (Continued)

                                                AMOUNT & NATURE
         NAME AND ADDRESS OF      TITLE OF        OF BENEFICIAL  PERCENT
            BENEFICIAL OWNER         CLASS        OWNERSHIP (1)  OF CLASS

         Estate of
         Frank A. Weaner           Common
         c/o Melvin Gordon
         2611 Bayshore Blvd.
         Tampa, Florida            Stock            129,060        24.8%

         Melvin S. Gordon          Common
         2611 Bayshore Blvd.
         Tampa, Florida            Stock             60,892        11.7

         TOTAL                                      189,952        36.5%

(b)      Beneficial ownership of common stock held by all directors and officers of  the Company as a group:
                                              AMOUNT
                                            AND NATURE
                       TITLE OF            OF BENEFICIAL          PERCENT
                        CLASS              OWNERSHIP (1)          OF CLASS
       Directors and
       Officers
       As a Group       Common                 223,989               43.1

       Estate of
       Frank A. Weaner  Common                 129,060               24.8

       Melvin S. Gordon Common                  60,892               11.7

       Eugene L. Weiner Common                  19,300                3.7

       Randy S. Gordon  Common                   6,104                1.2

       Tracy W. Schulis Common                   4,571                 .9

       Mark H. Gordon   Common                   4,062                 .8

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

                                                               PAGE

(a)    Exhibit (3) - Articles of Incorporation and By-Laws   Incorporated
                                                             By Reference

       Exhibit (11) - Statement Re: Computation of Per
                   Share Earnings                               II - 22

       Exhibit (21) - Subsidiaries of the Small Business
                   Issuer                                       III - 7


(b)      Reports on Form 8-K

         No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 1997.























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


 March 27, 1998                                            PARADISE, INC.
  Date

                                                    s/Melvin S. Gordon
                                                      Melvin S. Gordon
                                                      President


In accordance with the Exchange Act this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.



s/ Melvin S. Gordon             President and Director        March 27,1998
   Melvin S. Gordon                                           Date


s/ Eugene L. Weiner             Executive Vice President
   Eugene L. Weiner              And Director-Principal
                                 Financial and Account-
                                 ing Officer                  March 27, 1998
                                                              Date


s/ Randy S. Gordon              Vice President and
   Randy S. Gordon               Director                     March 27, 1998
                                                              Date


s/ Tracy W. Schulis             Vice President and
   Tracy W. Schulis              Director                     March 27 ,1998
                                                              Date


s/ Mark H. Gordon               Vice President and
   Mark H. Gordon                Director                     March 27, 1998
                                                              Date





                                     SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



March 27, 1998                                            PARADISE, INC.
Date

                                                ____________________________
                                                Melvin S. Gordon
                                                President


In accordance with the Exchange Act this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.



                                President and Director        March 27, 1998
Melvin S. Gordon                                              Date


                                Executive Vice President
Eugene L. Weiner                 And Director-Principal
                                 Financial and Account-
                                 ing Officer                  March 27, 1998
                                                              Date


                                Vice President and
Randy S. Gordon                  Director                     March 27, 1998
                                                              Date


                                Vice President and
Tracy W. Schulis                 Director                     March 27 ,1998
                                                              Date


                                Vice President and
Mark H. Gordon                   Director                     March 27, 1998
                                                              Date