Form 10QSB
period 1998-03-31
PARADISE INC
filed 1998-05-20
CIK 76149

FORM 10 - QSB

          SECURITIES AND EXCHANGE COMMISSION


                Washington, D.C. 20549

     QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF

         THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended March 31, 1998
                    Commission File No. 0-3026

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

          "Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date."

          Class                         Outstanding as of March 31,
                                              1998            1997
        Common Stock
       $0.30 Par Value                  519,170 Shares      519,170 Shares





                              Page 1

PARADISE, INC.                          COMMISSION FILE NO. 0-3026
PART I.  FINANCIAL INFORMATION
Item 1.       Financial Statements
    (a) (1)    CONSOLIDATED BALANCE SHEETS

                                                 AS OF MARCH 31,
                                             1998               1997
     ASSETS

CURRENT ASSETS
  Cash and Unrestricted Demand Deposits $ 416,016 $ 36,793 Accounts and Notes Receivable, Less
    Allowances of $-0- (1998 and 1997)          884,927        930,640
  Inventories:
    Raw Materials                             1,809,160      2,048,545
    Work in Process                             270,403         85,596
    Finished Goods                            4,297,632      3,788,653
  Deferred Income Tax Asset                     239,453        264,006
  Income Tax Refund Receivable                   68,403
  Prepaid Expenses and Other Current Assets     154,527        223,567

          TOTAL CURRENT ASSETS                8,140,521      7,377,800
  Real Estate Investment, at Cost               261,848        261,848
  Property, Plant and Equipment, Less
    Accumulated Depreciation of $12,979,305
    (1998) and $12,312,013 (1997)             5,502,628      5,515,834
  Deferred Charges and Other Assets             468,544        395,655

TOTAL ASSETS                                $14,373,541    $13,551,137

        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes and Trade Acceptances Payable     $     137,268   $    209,906
  Current Portion of Long-Term Debt             987,220        933,022
  Accounts Payable                            1,736,947      1,471,070
  Accrued Liabilities                           704,171        856,210
  Federal and State Income Taxes Payable              0              0

          TOTAL CURRENT LIABILITIES           3,567,606      3,470,208
LONG-TERM DEBT, NET OF CURRENT PORTION        1,575,916      2,232,780
DEFERRED INCOME TAX LIABILITY                   493,656        507,722
STOCKHOLDERS' EQUITY
  Common Stock: Auth; 2,000,000 shs. @ $.30
   Par Value; Issued 582,721 (1998 and 1997)    174,926        174,926
  Capital in Excess of Par Value              1,288,793      1,288,793
  Retained Earnings                           7,546,849      6,150,913
  Less 63,551 (1998 and 1997) shares at cost
         Held in Treasury                 (     274,205) (     274,205)

          Total Stockholders' Equity          8,736,363      7,340,427

TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                                    $14,373,541    $13,551,137
                              Page 2

PARADISE, INC.                                  COMMISSION FILE NO. 0-3026

Item 1.            Financial Statements (Continued)

(a) (1)             CONSOLIDATED STATEMENTS OF INCOME

                                               FOR THE THREE MONTHS ENDED
                                                       MARCH 31
                                                1998            1997

Net Sales                                   $ 1,326,374    $ 1,403,244

Costs and Expenses:
 Cost of Goods Sold                             877,220      1,136,574
 Selling, General and Admin. Expense            550,377        588,158
 Depreciation and Amortization                  180,267        176,775
 Interest Expense - Long Term                    54,792         77,078
 Interest Expense - Short Term                        0          2,088

        Total Expenses                        1,662,656      1,980,673

Other Income                                     25,483         24,844

Earnings (Loss) from Operations
 Before Provision for Income Taxes          (   310,799)   (   552,545)

Provision for Income Taxes                            0              0


Net Earnings (Loss)                        $(   310,799)  $(   552,545)


Earnings (Loss) per Common Share                $(0.60)        $(1.06)

PARADISE, INC.                                  COMMISSION FILE NO. 0-3026

(a) (1)             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              FOR THE THREE MONTHS ENDED
                                                      MARCH 31,
                                             1998                  1997

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Earnings (Loss)                      $(   310,799)  $(   552,545)
  Adjustments to Reconcile Net Earnings (Loss) to Net
     Cash Used in Operating Activities:
   Depreciation and Amortization                180,254        176,775
   Decrease (Increase) in:
     Accounts Receivable                      1,096,478        577,325
     Inventories                             (2,861,682)    (1,882,948)
     Prepaid Expenses                            44,698        117,405
   Increase (Decrease) in:
     Income Tax Receivable                   (   67,084)
     Accounts Payable                         1,369,228        803,464
     Accrued Expense                         (1,288,855)    (  798,114)
     Income Taxes Payable                    (  100,916)    (  176,958)

     Net Cash Used in Operating Activities   (1,938,678)    (1,735,596)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of Property and Equipment        (   196,196)   (   250,134)

     Net Cash Used in Investing Activities  (   196,196)   (   250,134)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net Repayments of Short-Term Debt         (    18,534)   (    47,594)
  Principal Payments of Long-Term Debt      (   246,584)   (   302,109)
  Decrease (Increase) in Other Assets       (         0)   (    54,703)

     Net Cash Used in Financing Activities  (   265,118)   (   404,406)

        Net Decrease in Cash                 (2,399,992)    (2,390,136)

CASH AT BEGINNING OF PERIOD                   2,816,008      2,426,929

CASH AT END OF PERIOD                     $     416,016  $      36,793

PARADISE, INC.                                  COMMISSION FILE No. 0-3026

     (g) Earnings per common share, assuming no dilution, are based on the weighted average number of shares outstanding during the period: 519,170 (1998 and 1997).

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

     The fruit segment of business accounted for approximately 87% of the Company's total sales during 1997. These products are used primarily as ingredients for fruit cakes and other Thanksgiving and Christmas holiday confections. Demand for shipment of orders peaks between the second week of September and the first week of November, a period during which about 80% of total annual sales in this category is sold.

     In order to satisfy demand during this relatively short period, the Company begins building inventories early in the year. Also, harvest cycles for some of the fruits used as raw materials require that the Company position supplies eighteen months, or more, prior to their use.

     All of these factors dictate the need for relatively large amounts of interim working capital, which are borrowed on a revolving bank credit accomodation, and, since there is very little income to offset ongoing expenses, operating losses are accrued well into the third quarter, even during years of relatively high earnings.

     For these same reasons, the magnitude of operations varies materially from one quarter to the next, and, in the opinion of management, analysis of the comparison between quarters is not productive. Therefore , this discussion is limited to comparing the current year-to-date with a like period during the prior year.

     Characteristically, operations were limited during the first quarter, with net sales ($1.3+ Million) amounting to only 6% of total sales made during 1997 ($22 Million). For the quarter only, this represents a 5% decline from the first quarter of the prior year, and was due primarily to a greater value of returns of prior year sales during the quarter. It will be noted that these returns did not have a negative impact on earnings (loss), due to reserves set aside in anticipation of these returns during the year ended December 31, 1997. In the plastics molding segment of business, which represented 13% of 1997 total net sales, sales increased by 8%, compared to the same period last year.

     During the period, costs pf goods sold were a smaller percentage of sales (79%) than the similar period last year (92%), mostly because of the adjustments made to inventory valuations from the reserve for returns, mentioned above.

     PARADISE, INC.                         COMMISSION FILE NO. 0-3026


     General, administrative and selling expenses were reduced by about 6%, mostly by line items directly related to the decline in net sales. Interest expense decreased by 31% because the larger availability of cash at year-end eliminated the need for short term borrowings during the quarter. Depreciation and amortization remained relatively unchanged.

     Earnings (loss) show a positive trend, but as outlined above, are due more to accounting transactions than to operating activity. As always, management recommends examination of annual reporting, rather than quarterly data, for comprehensive analysis of operating results.


     PART II.  OTHER INFORMATION

     During 1997, the Securities and Exchange Commission issued new listing requirements for companies listed on the NASDAQ Small Cap Market, which became effective on February 23, 1998. The Company failed to meet the new criteria relative to total shares outstanding, number of "round lot" holders, and board of directors composition, and was delisted.

                         SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Date: May 13, 1998            PARADISE, INC.


                                        s/ Melvin S. Gordon
                                        Melvin S. Gordon, President

                                        s/ Eugene L. Weiner
                                        Eugene L. Weiner, Executive Vice
                                        President, Secretary-Treasurer