Form 10QSB
period 1998-06-30
PARADISE INC
filed 1998-08-14
CIK 76149

FORM 10 - QSB

          SECURITIES AND EXCHANGE COMMISSION


                Washington, D.C. 20549

     QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF

         THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended June 30, 1998
                    Commission File No. 0-3026

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

          Class                         Outstanding as of June 30,
                                   1998            1997          Common Stock
          $0.30 Par Value                  519,170 Shares      519,170 Shares





                              Page 1

PARADISE, INC.                          COMMISSION FILE NO. 0-3026
PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements
    (a) (1)    CONSOLIDATED BALANCE SHEETS

                                             AS OF  JUNE 30,
                                        1998               1997
     ASSETS

CURRENT ASSETS
  Cash and Unrestricted Demand Deposits $ 54,229 $ 55,806 Accounts and Notes Receivable, Less
    Allowances of $-0- (1998 and 1997)          673,124      1,067,777
  Inventories:
    Raw Materials                             1,820,531      2,228,829
    Work in Process                             451,686        291,531
    Finished Goods                            9,899,795      7,969,800
  Deferred Income Tax Asset                     239,453        264,006
  Income Tax Refund Receivable                   68,403         13,875
  Prepaid Expenses and Other Current Assets     353,178        371,996

          TOTAL CURRENT ASSETS               13,560,399     12,263,620
  Real Estate Investment, at Cost                     0        261,848
  Property, Plant and Equipment, Less
    Accumulated Depreciation of $13,154,653
    (1998) and $12,485,077 (1997)             5,479,278      5,610,199
  Deferred Charges and Other Assets             565,440        432,747

TOTAL ASSETS                                $19,605,117    $18,568,414

        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES,
  Notes and Trade Acceptances Payable       $ 3,808,154    $ 4,287,093
  Current Portion of Long-Term Debt           1,023,009        957,992
  Accounts Payable                            4,173,393      3,068,516
  Accrued Liabilities                           554,757        908,532
  Federal and State Income Taxes Payable              0              0

          TOTAL CURRENT LIABILITIES           9,559,313      9,222,133
LONG-TERM DEBT, NET OF CURRENT PORTION        1,277,552      2,114,529
DEFERRED INCOME TAX LIABILITY                   177,564        507,722
STOCKHOLDERS' EQUITY
  Common Stock: Auth; 2,000,000 shs. @ $.30
  Par Value; Issued 582,721 (1998 and 1997)     174,926        174,926
  Capital in Excess of Par Value              1,288,793      1,288,793
  Retained Earnings                           7,401,174      5,534,516
  Less 63,551 (1998 and 1997) shares at cost
         Held in Treasury                   (   274,205)  (    274,205)

          Total Stockholders' Equity          8,590,688      6,724,030

TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                                    $19,605,117    $18,568,414
                              Page 2

PARADISE, INC.                                  COMMISSION FILE NO. 0-3026

Item 1.  Financial Statements  (Continued)

(a) (1)             CONSOLIDATED STATEMENTS OF INCOME

                                              FOR THE THREE MONTHS ENDED
                                                     JUNE  30,
                                                 1998          1997

Net Sales                                     $ 988,517    $ 1,481,243

Costs and Expenses:
 Cost of Goods Sold                           1,029,650      1,130,834
 Selling, General and Admin. Expense            557,223        672,102
 Depreciation and Amortization                  185,282        182,997
 Interest Expense - Long Term                    54,508         72,481
 Interest Expense - Short Term                   58,169         49,003


        Total Expenses                        1,884,832      2,107,417

Loss from Operations                           (896,315)      (626,174)

Contribution of Land                           (840,000)             0
Gain on Sale of Real Estate Investment          551,707              0
Gain on Contribution                            711,373              0
Other Income                                     11,468          9,778


Earnings (Loss) Before
 Provision for Income Taxes                 (   461,767)      (616,396)

Provision for Income Taxes                 (    316,092)              0


Net Earnings (Loss)                        $(   145,675)    $(,616,396)


Earnings (Loss) per Common Share                 $(.28)        $(2.47)














                              Page 3

PARADISE, INC.                                  COMMISSION FILE NO. 0-3026

Item 1.  Financial Statements (Continued)

  (a) (1)    CONSOLIDATED STATEMENTS OF INCOME

                                             FOR THE SIX MONTHS ENDED
                                                     JUNE 30,
                                                1998           1997

Net Sales                                   $ 2,314,891    $ 2,884,487

Cost s and Expenses:
   Cost of Goods Sold                         1,906,870      2,267,408
   Selling, General and Admin Expense         1,107,600      1,260,261
   Depreciation and amortization                365,549        359,772
   Interest Expense - Long Term                 109,300        149,559
   Interest Expense - Short Term                 58,169         51,091

        Total Expenses                        3,547,487      4,088,091

Loss from Operations                         (1,232,596)    (1,203,604)

Contribution of Land                           (840,000)             0
Gain on Sale of Real Estate Investment          551,707              0
Gain on Contribution                            711,373              0
Other Income                                     36,950         34,662

Earnings (Loss)
 Before Provision for Income Taxes             (772,566)    (1,168,942)


Provision for Income Taxes                     (316,092)             0


Net Earnings (Loss)                           $(456,474)   $(1,168,942)


Earnings (Loss) per Common Share                $(.88)        $(2.25)















                              Page 4
PARADISE, INC.                                   COMMISSION FILE NO. 0-3026

Item 1.  Financial Statements (Continued)

(a) (1)             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               FOR THE SIX MONTHS ENDED
                                                      JUNE  30,
                                                  1998          1997
CASH FLOWS FROM OPERATING ACTIVITIES
 Net Loss                                    $( 456,474)   $(1,168,942)
 Adjustments to Reconcile Net Loss to Net
   Cash Used in Operating Activities
Depreciation and Amortization                   365,549        359,772
Deferred Tax Benefit                           (316,092)             0
Contribution of Land                            840,000              0
Gain on Sale of Real Estate Investment         (551,707)             0
Gain on Contribution                           (711,373)             0
Decrease (Increase) in:
  Accounts Receivable                         1,308,391        440,188
  Inventories                                (8,656,499)    (6,450,314)
  Income Tax Receivable                    (     67,085)  (     13,043)
  Prepaid Expenses                          (   106,631)  (     31,855)
Increase (Decrease) in:
  Accounts Payable                            3,803,674      2,400,910
  Accrued Expense                           ( 1,308,384)   (   693,838)
  Income Taxes Payable                      (   100,916)   (   176,958)

      Net Cash Used in Operating Activities  (5,957,547)    (5,334,080)

CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds from Sale of Real Estate Invest       684,928              0
 Purchase of Property and Equipment         (   348,194)   (   520,746)

  Net Cash Provided By (Used in)
         Investing Activities                   336,734   (    520,746)

CASH FLOWS FROM FINANCING ACTIVITIES
 Net Proceeds of Short-Term Debt              3,652,352      4,029,593
 Principal Payments of Long-Term Debt       (   509,158)   (   395,391)
 Dividends Paid                             (   129,887)  (     51,954)
 Increase in Other Assets                   (   154,273)  (     98,545)

  Net Cash Provided by Financing Activities   2,859,034      3,483,703

        Net Decrease in Cash                 (2,761,779)    (2,371,123)
CASH AT BEGINNING OF PERIOD                   2,816,008      2,426,929

CASH AT END OF PERIOD                     $      54,229   $     55,806

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING AND INVESTING ACTIVITIES:

    PROCEEDS OF LONG-TERM DEBT USED TO:
            Purchase Equipment                       $0       $139,352

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

     Item 2.  Management's Discussion and Analysis of Financial Condition
                and Results of Operations

     A material unusual event occurred during the second quarter of 1998. The Company sold, to the St. John's River Water Management District, its long-held environmentally sensitive real estate investment in Brevard County, FL. Acquired nearly forty years ago and carried on the Balance Sheet at its historical cost of $261,848, its original purpose was the development of a lakefront residential community on the property, which was composed of both uplands and wetlands.

     Since that time, the ever-increasing stringency of environmental regulations rendered such development virtually impossible and, at the same time, materially eroded the commercial value of the asset. After years of negotiation and litigation, an agreement was reached with SJWMD to sell the uplands and donate the wetlands. The value of the donation, established by independent appraisal, was $840,000, which has the potential for significant tax benefits and for maximizing shareholder value from the transaction.

     In accordance with generally accepted accounting principles, the Company has recorded both the gain on the sale of the land and the gain resulting from the donation. Again according to generally accepted accounting principles, the donation was recorded at the fair market value of the property donated. The gain on the sale of the land reflects the sale proceeds net of closing costs and an allocated portion of the Company's basis in the land. The gain resulting from the donated land reflects the fair market value of the donation net of the remaining portion of the Company's basis in the land.

     As to the normal and traditional operations of the Company, shareholders are reminded of the seasonal nature of the Company's core business, glace (candied) fruit, which is primarily an ingredient for Thanksgiving and Christmas confections, and in which approximately 80% of annual sales take place between early September and late October each year. Therefore, it has been the frequently expressed opinion of management that only the analysis of a full year's operations yields meaningful conclusions.

     In addition, timing differences between manufacturing cycles, fruit harvests, and other factors render comparisons between quarters unproductive. Therefore, periodic analysis by management is limited to discussion of the current year-to-date relative to a like period during the prior year.

     While the selling season is short, purchasing and manufacturing activities continue throughout the year, building inventories in order to make timely shipments during periods of peak demand. Many months of ongoing expenses with little income require relatively large amounts of borrowed short-term working capital, and result in the accrual of material losses during the early financial reporting periods.

     PARADISE, INC.                                COMMISSION FILE 0-3026


     Total net sales for the first six months of 1998 of $2.3 Million represents slightly more than 10% of total net sales during 1997, and is about $570,000 less than the same period during the prior year. Nearly half of this difference is in the sales by our Mexican subsidiary, which processes and ships pineapple used as a raw material by both the Company and some of its competitors. Only shipments to unaffiliated users are recorded as sales, and these have declined, without potential for recovery during the current year. Another 12% of the decrease in sales was accounted for by frozen strawberry products no longer manufactured. The balance of the decrease was in various fruit products, and in the plastics segment of business. In the overall, however, these differences are relatively small, and, in the opinion of management, portend little.

     As a percentage of sales, costs of goods sold increased somewhat, with the largest single factor, by far, having been in factory payroll and payroll taxes. Mostly forced by increased minimum wage requirements, and the related upward thrust of all wage scales related thereto.

     Selling, general and administrative expenses decreased by slightly more than 12% while depreciation and amortization expenses changed very little.

     Interest expense declined by 16% because carryover cash flow from 1997 operations delayed the need for short-term working capital borrowings.

     Total Income (Loss) Before Income Taxes improved significantly due to the gain on the sale of the Company's real estate investment. Further tax benefits are contingent on the Company's profitability during subsequent years as IRS rules stipulate that the $840,000 donation, discussed earlier, can be deducted only up to 10% of the Company's pre-tax earnings, with the ensuing balances carried forward as a tax benefit for five years.

     As to operating results, management repeats its opinion that it is far too early in the year to predict year-end performance with any degree of certainty.

     PART II.  OTHER INFORMATION

     None of the item numbers on captions are applicable to this report and are, therefore, omitted.

                         SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Date: August 5, 1998          PARADISE, INC.


                                        s/ Melvin S. Gordon
                                        Melvin S. Gordon, President

                                        s/ Eugene L. Weiner
                                        Eugene L. Weiner, Executive Vice
                                        President, Secretary-Treasurer