Form 10QSB
period 1998-09-30
PARADISE INC
filed 1998-11-16
CIK 76149

FORM 10 - QSB

            SECURITIES AND EXCHANGE COMMISSION


                Washington, D.C. 20549


     QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF

         THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended September 30, 1998
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

          Class                            Outstanding as of September 30,
                                          1998                      1997
         Common Stock
          $0.30 Par Value            519,170 Shares          519,170 Shares







                             Page 1

PARADISE, INC.                          COMMISSION FILE NO. 0-3026

PART 1.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements
    (a) (1)    CONSOLIDATED BALANCE SHEETS
                                               AS OF SEPTEMBER 30,
                                        1998                       1997
     ASSETS

CURRENT ASSETS
  Cash and Unrestricted Demand Deposits $        14,868 $      859,293
  Accounts and Notes Receivable, Less
    Allowances of $-0- (1998 and 1997)        9,729,664      7,444,688
  Inventories:
    Raw Materials                             1,610,657      1,400,984
    Work in Process                             487,575        267,592
    Finished Goods                            7,337,272      6,905,084
  Deferred Income Tax Asset                     239,453        264,006
  Prepaid Expenses and Other Current Assets     268,418        279,321

          TOTAL CURRENT ASSETS               19,687,907     17,420,968
  Real Estate Investment, at Cost                              261,848
  Property, Plant and Equipment, Less
    Accumulated Depreciation of $13,334,948
    (1998) and $12,688,767 (1997)             5,402,464      5,567,688
  Deferred Charges and Other Assets             446,154        421,072

TOTAL ASSETS                               $ 25,536,525   $ 23,671,576

        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes and Trade Acceptances Payable     $   7,427,827  $   6,744,531
  Current Portion of Long-Term Debt           1,027,169        959,429
  Accounts Payable                            2,960,331      3,095,539
  Accrued Liabilities                         1,004,151      1,339,417
  Federal and State Income Taxes Payable      1,041,416        495,480

          TOTAL CURRENT LIABILITIES          13,460,894     12,634,396

LONG-TERM DEBT, NET OF CURRENT PORTION        1,018,757      1,873,703

DEFERRED INCOME TAX LIABILITY                   296,531        507,722

STOCKHOLDERS' EQUITY:
  Common Stock: Auth; 2,000,000 shs. @ $.30
   Par Value; Issued 582,721 (1998 and 1997)    174,926        174,926
  Capital in Excess of Par Value              1,288,793      1,288,793
  Retained Earnings                           9,570,829      7,466,241
  Less 63,551 (1998 and 1997) shares at cost
         held in Treasury                 (    274,205)  (    274,205)

          Total Stockholders' Equity         10,760,343      8,655,755

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                     $ 25,536,525   $ 23,671,576
                             Page 2

PARADISE, INC.                            COMMISSION FILE NO. 0-3026

ITEM 1.  Financial Statements (Continued)

(a) (1)             CONSOLIDATED STATEMENTS OF INCOME

                                            FOR THE THREE MONTHS ENDED
                                                   SEPTEMBER 30,
                                                1998          1997

Net Sales                                  $ 13,162,570    $ 9,332,654


Costs and Expenses:
 Cost of Goods Sold                           7,630,146      5,183,417
 Selling, General and Admin. Expense          2,246,118      1,311,149
 Depreciation and Amortization                  370,496        193,626
 Interest Expense - Long Term                   212,036         67,644
 Interest Expense - Short Term                   44,754        158,365


        Total Expenses                       10,503,550      6,914,201


Earnings from Operations                      2,659,020      2,418,453


Gain on Sale of Real Estate Investment           69,422


Other Income                                     43,108         21,794


Earnings Before Provision for Income Taxes    2,771,550      2,440,247


Provision for Income Taxes                      912,694        508,522



Net Earnings                               $  1,858,856     $1,931,725



Earnings per Common Share                        $3.58         $3.72

PARADISE, INC.                               COMMISSION FILE NO. 0-3026

(a) (1)             CONSOLIDATED STATEMENTS OF INCOME

                                            FOR THE NINE MONTHS ENDED
                                                 SEPTEMBER  30,
                                               1998           1997


Net Sales                                  $ 14,151,087    $12,217,141


Costs and Expenses:
   Cost of Goods Sold                         8,659,796      7,450,825
   Selling, General and Admin. Expense        2,487,249      2,571,410
   Depreciation and Amortization                555,778        553,398
   Interest Expense - Long Term                 266,544        217,203
   Interest Expense - Short Term                102,922        209,456


        Total Expenses                       12,072,289     11,002,292


Earnings From Operations                      2,078,798      1,214,849


Contribution of Land                      (    840,000)


Gain on Sale of Real Estate Investment          621,128


Gain on Contribution                            711,373


Other Income                                     54,576         56,456


Earnings Before Provision for Income Taxes    2,625,875      1,271,305


Provision for Income Taxes                      912,694        508,522


Net Earnings                              $   1,713,181  $     762,783


Earnings per Common Share                        $3.30          $1.47

PARADISE, INC.                                  COMMISSION FILE NO. 0-3026

(a) (1)             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            FOR THE NINE MONTHS ENDED
                                                   SEPTEMBER 30,
                                                1998           1997

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Earnings                           $    1,713,181   $    762,783
  Adjustments to Reconcile Net Earnings
     to Net Cash Used in Operating Activities
  Depreciation and Amortization                 555,778        553,398
  Deferred Tax Benefit                     (   197,125)
  Contribution of Land                          840,000
  Gain on Sale of Real Estate Investment   (   621,128)
  Gain on Contribution                     (   711,373)
  Decrease (Increase) in:
    Accounts Receivable                     (7,748,149)    (5,936,723)
    Inventories                             (5,919,991)    (4,533,814)
    Prepaid Expenses                      (     65,474)         61,546
  Increase (Decrease) in:
    Accounts Payable                          2,590,612      2,427,933
    Accrued Expense                        (   854,013)   (   262,953)
    Income Taxes Payable                        940,500        318,522

    Net Cash Used in Operating Activities   (9,477,182)    (6,609,308)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of Property and Equipment       (   451,674)   (   539,390)
  Proceeds from Sale of Property & Equipment   754,349

  Net Cash Provided by(Used in)
          Investing Activities                 302,675    (   539,390)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net Proceeds of Short-Term Debt             7,272,025      6,487,030
  Principal Payments of Long-Term Debt     (   763,794)   (   774,132)
  Dividends Paid                           (   134,864)  (     51,954)
  Increase in Other Assets                               (     79,882)

  Net Cash Provided by Financing Activ.      6,373,367       5,581,062

        Net Decrease in Cash                (2,801,140)    (1,567,636)

CASH AT BEGINNING OF PERIOD                   2,816,008      2,426,929

CASH AT END OF PERIOD                  $         14,868 $      859,293


SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING AND INVESTING ACTIVITIES:

Issuance of Long-Term Debt to Purchase Equip    $0            $139,352

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


     ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Overview

          Paradise, Inc. reports two major segments of business: (I) the core business glace' (candied) fruit, which includes all fruit-related operations and accounted for nearly 87% of total net sales during 1997, and (ii) plastics, which represents the balance of sales, and includes all injection molding and thermoforming operations, including the manufacture of packaging for the Company's fruit products. Only sales to unaffiliated customers are reported.

          Sales in the glace' fruit segment are highly seasonal, with approximately 80% of total annual sales made during the period from the second week in September to early November each year. However, in order to make timely deliveries of these seasonal orders, the Company must manufacture product for approximately 10-11 months each year, building large inventories and accruing expenses without significant offsetting income, and requiring relatively large borrowings for short term working capital.

          It is for this reason that it is the opinion of management that only a full year's accounting offers a reasonable basis for analysis of financial performance. It is also the opinion of management that, due to seasonal differences, the comparison of individual quarters is of little or no value. Therefore, "Management's Discussion" is generally limited to comparisons of the current year-to-date with the similar period in the preceding year.

     The First Nine Months

          Total net sales are nearly 16% higher than for the same period during 1997. While some of these increases are due to new customers, a significant portion is due to shipments made to the same customers earlier this year than last. It is not estimated that an increase of this magnitude will be maintained through year-end. Sales to date in the plastics segment of business have declined by about 5%, mostly because of the elimination of some high volume, but low-or-no-profit items offered for sale.

          As a percentage of sales, costs of goods sold has remained relatively unchanged, while selling, general and administrative expenses , absent a large charitable contribution outlined below, have actually decreased. Interest expense has been reduced by 13%, due to smaller average borrowings and declining rates.

          The results of the above are a modest increase in income from operations. Since sales to date represent less than 65% of total 1997 sales, it is the opinion of management that it is far too early to predict year-end results with any degree of certainty.

  PARADISE, INC.                                   COMMISSION FILE 0-3026

     Unusual Material Event

          As disclosed at the end of the second quarter, the Company sold its real estate investment of undeveloped, environmentally sensitive Florida land to the St. John's River Water Management District. The transaction involved both a cash sale and a tax beneficial charitable contribution, the $840,000 value of which was established by an independent qualified appraisal.

          In accordance with generally accepted accounting principles, the Company has recorded both the gain on the sale of land and the gain resulting from the contribution, and the contribution was recorded at the fair market value of the property contributed.

     Income Taxes

          The income tax benefit from the above mentioned contribution will be governed by Internal Revenue Service rules, which limit the amount which may be deducted in a given year, and allow a carry-forward of tax benefits for a period of five years.

          In another matter, subsequent to the Balance Sheet Date herein, the Company agreed to a settlement with IRS of an issue, arising from a 1994 acquisition, which had been appealed. The Company paid an additional $188,770 of income tax for the years 1994 and 1995 combined. The same issue will result in the Company receiving refunds for the 1996 and 1997 tax years totaling $99,400, and provide tax deductible amortization expenses through the year 1999, which will result in tax savings of an additional $89,370.

     Summary

          The year-to-date has kept pace with the same period during the prior year, with some improvement in both sales and operating earnings. Given the seasonality factor, it is not possible to predict if this trend will continue for the balance of the year. The gains from the sale and contribution of the Company's real estate investment will remain as recorded, but the related income tax consequences will be contingent upon year-end operating income.


     PART II.  OTHER INFORMATION

     None of the item numbers on captions are applicable to this report and are, therefore, omitted.

                         SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Date: November 11, 1998         PARADISE, INC.



                                             Melvin S. Gordon, President



                                             Eugene L. Weiner, Executive Vice
                                               President, Secretary-Treasurer