Form 10KSB
period 1998-12-31
PARADISE INC
filed 1999-03-31
CIK 76149

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549

                          FORM 10-KSB
          ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year Ended December 31, 1998
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

          Issuer's revenues for its most recent fiscal year:    $21,967,814

          State the aggregate market value of the voting stock held by nonaffiliates of the registrant, $5,018,077 (as of January 31, 1999, bid price $17.00)

          Class                              Outstanding at December 31, 1998

          Common Stock,
           $.30 Par Value                         519,170 Shares

                         PARADISE, INC.

                 1998 FORM 10-KSB ANNUAL REPORT
                       TABLE OF CONTENTS

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

Item 3.   Legal Proceedings                                           I - 6

Item 4.   Submission of Matters to a Vote of
            Security Holders                                          I - 6

                             PART II

Item 5.   Market for Common Equity and
             Related Stockholder Matters                         II-1 - II-2

Item 6.   Management's Discussion and Analysis or
             Plan of Operation                                   II-3 - II-7

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

Item 10.  Executive Compensation                                III-2 - III-4

Item 11.  Security Ownership of Certain Beneficial Owners
             And Management                                    III-4 - III-5

Item 12.  Certain Relationships and Related Transactions          III - 6

Item 13.  Exhibits and Reports on Form 8-K                      III-6 - III-7



                            SIGNATURES

                              PART I

Item 1.   Description of Business

(a)       Business Development

          Paradise, Inc., was incorporated under the laws of the State of Florida in September, 1961 as Canaveral Utilities and Development Corporation. After the acquisition and merger of several other assets, the Corporation was renamed Paradise Fruit Company,Inc. in February, 1964, and the corporate name was changed again to Paradise, Inc. during July, 1993. During 1998, the Company sold its Real Estate Investment asset in a transaction further described in "Management's Discussion and Analysis" in PART II, Item 6 of this Annual Report. There have been no bankruptcies, receiverships , or similar proceedings during the corporation's history. There have been no material reclassifications, mergers, consolidations, purchases or sales of a significant amount of assets not in the ordinary course of business during the past three years, except as reported above.

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

          This position in the market was reinforced by the acquisition, during 1994, of exclusive use of the customer lists, trademark and rights for the sale of "Pennant Brand" candied fruit products at the supermarket retail level. Through a wholly-owned subsidiary, these rights added $2.9 million to Company net sales during 1998.

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

          In terms of candied fruit dollar sales, during 1998, approximately 23% were shipped to manufacturing bakers and other institutional users, with the balance being sold through supermarkets and other retail outlets for ultimate use in the home.

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

          The packaging and sale of edible nuts began during 1993. The Company's marketing strategy for these new products was to sell edible nuts, particularly those used in home baking, in the same type of packaging, and together with, candied fruit. It is customary for most supermarkets to display all items related to holiday baking in close proximity to one another. Net sales in this category declined to $9,805 during 1998, and will probably be abandoned during ensuing years.

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

          Originally, management discerned a market niche to be exploited, both for the Company and for local growers, by beginning to freeze strawberries no longer competitive in the fresh fruit market, and offer them for sale to commercial and institutional consumers in the eastern U.S., where a distinct freight cost advantage existed. After a modest start during 1993, sales aggregated more than $1.6 million during 1994. However, a number of market conditions changed, including the NAFTA international trade agreement. This increased the volatility and the exposure to risk, so, during 1995, the Company produced only that for which they had firm purchase commitments, and sales declined to almost $667,000 during the year. During 1996 and 1997, there existed an industry-wide excess carryover inventory of frozen product, which materially depressed selling prices. Therefore, the Company elected to neither grow or process strawberries during those years, and sell only that inventory of frozen products which had been carried over from the prior season. Sales totaled $71,000, during 1997. There were no sales of frozen products in 1998.





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

          During 1998, the Company derived more than 11% of its consolidated revenues from sales to the affiliated companies, Wal-Mart Stores, Inc. and Sam's Club. These affiliated companies are not related to Paradise, Inc. Sales to each of these affiliates were made separately, and each is shipped a different brand of fruit products , and is invoiced by a separate Paradise subsidiary. In addition, slightly more than 5% of consolidated revenues were sales to
          various divisions of Winn-Dixie Stores, Inc.   In this case, also,
          sales of a specific subsidiary brand to each of the divisions were made individually, and shipments were made and invoiced accordingly.

          While there is no industry-wide data available, management estimates that the Company sold approximately 60-70% of all candied fruits and peels consumed in the U.S. during 1998. The Company knows of two major competitors; however, it estimates that none of these has as large a share of the market as the Company's.






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

          During recent years, the Company has made capital investments of over $1 million in order to comply with the growing body of environmental regulations. These have included the building of screening and pretreatment facilities for water effluent, installation of devices for controlling the quality of air emissions, and removing underground fuel storage tanks to approved above ground locations. All of these facilities are permitted by governmental authorities at various levels, and are subjected to periodic testing as a condition of permit maintenance and renewal. All required permitting is currently in effect, and the Company is in full compliance with all terms and conditions stated therein.

          By local ordinance, it is required that all water effluent is metered, tested and discharged into a municipal industrial waste treatment plant. During 1998, costs for this discharge exceeded $330,000, and management estimates that all expenses directly related to compliance with environmental regulations total well over $400,000 annually.

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

Item 4.   Submission of Matters to a Vote of Security Holders

                               None















                              I-6
                             PART II

Item 5.   Market for Common Equity and Related Stockholder Matters

          On August 22, 1997 the Securities and Exchange Commission issued new listing requirements for companies listed on the NASDAQ Small
          Cap Market. The new requirements became effective on February 23, 1998. As of March 1999, the Company had not met the listing criteria.

(a) The following table shows the range of closing bid prices for the Company's Common Stock in the over-the-counter market for the calendar quarters indicated. The quotations represent prices in the over-the-counter market between dealers in securities, do not include retail mark-up, mark-down, or commissions and do not necessarily represent actual transactions.
                                             BID PRICES
                                                  High    Low
               1998

               First Quarter                      19      13 1/4
               Second Quarter                     18      15
               Third Quarter                      18      15 1/4
               Fourth Quarter                     18      15 1/4

               1997

               First Quarter                      9 1/2    7 1/2
               Second Quarter                     9 1/2    8 3/4
               Third Quarter                      11 1/4   9 1/2
               Fourth Quarter                     14 1/2  10 1/4

(b)       Approximate Number of Equity Security Holders

          As of December 31, 1998, the approximate number of holders of record of each class of equity securities of the Registrant were:
                                                       NUMBER OF
          TITLE OF CLASS                           HOLDERS OF RECORD

          Common Stock, $.30 Par Value                     310








                              II-1
Item 5.   Market for Common Equity and Related Stockholder Matters (Continued)

(c)       Dividend History and Policy

          The Company has declared dividends of $.45 (1998) and $.25 (1997) and $.10 (1996). Dividends have been declared and paid annually, only when warranted by profitability and permitted by lending agreements.

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































                              II-2
Item 6.   Management's Discussion and Analysis or Plan of Operation

          Summary

          The following tables set forth for the periods indicated (I) percentages which certain items in the financial data bear to net sales of the Company and (ii) percentage increase of such item as compared to the indicated prior period.
                          RELATIONSHIP TO                PERIOD TO PERIOD
                           TOTAL REVENUE               INCREASE (DECREASE)
                       YEAR ENDED DECEMBER 31,             YEARS ENDED

                         1998        1997       1996    1998-97    1997-96
NET SALES:
Candied Fruit and Nuts   86.8%       86.7%      85.9%    -0.1%       9.0%
 Molded  Plastics        13.2        13.3       14.1     -0.8        1.9

                        100.0       100.0      100.0     -0.2        8.0
Cost of Sales            71.9        71.2       69.0      1.0        3.2
Selling, General and
Administrative Expense   21.1        22.3       20.0     -5.4       11.6
Depreciation and Amorti-
     zation               4.5         4.6        4.6     -2.0        0.6
Interest Expense          2.7         2.8        3.4     -3.3      -17.8

Earnings - Operations     9.9         9.5        5.2      5.2       80.5
Material Infrequent Items:
  Contribution of Land   -4.2         0.0        0.0
  Gain on Sale of Real
   Estate Investment      3.1         0.0        0.0
  Gain on Contribution    3.6         0.0        0.0
  Other Income            0.5         0.3        0.9     61.6      -68.6
Earnings Before Pro-
  vision for Income
  Taxes                  12.9         9.8        6.2     32.2       58.1
Provision for Income
     Taxes                2.8         3.7        2.4    -24.9       54.0

Net Earnings             10.1%        6.0%       3.8%    67.3%      60.8%

          (1) Liquidity

          Management is not aware of any demands, commitments, events or uncertainties that will result in, or are reasonable likely to result in, a material increase or decrease in the Company's liquidity. One trend to be noted is the Company's ability over the past three years to materially decrease its short-term debt position while maintaining a consistent level of inventory. As discussed in footnote 4 of the Company's financial statements, a line of credit is available to the Company to finance short-term working capital needs.
                              II-3
Item 6.   Management's Discussion and Analysis or Plan of Operation (Continued)

          (2) Capital Resources

          The Company does not have any material outstanding commitments for capital expenditures. Management is not aware of any material trends either favorable or unfavorable in the Company's capital resources.
          (3) Results of Operations

                     1998 Compared to 1997

         The principal material difference in Company operations between 1998 and the prior year was the sale of the Real Estate Investment asset. This item, previously carried on the balance sheet at its cost of $261,848, was one of the original assets at the time of the Company's incorporation during 1961. The property, located in Brevard County, Florida, consisted of both highlands and wet lands, both of which were environmentally sensitive. While originally intended for residential development, the voluminous environmental laws and regulations promulgated since its acquisition rendered the land virtually developmentally useless, and with value only as an environmental preserve.

         Therefore, after several years of litigation and negotiation, the property was transferred to the St. John's River Water Management District (Fl.) in a transaction which included both the sale of several parcels, and the contribution of others. As disclosed on the income statements included herein, the net effect on pre-tax earnings aggregated $492,502, in addition to certain income tax benefits, both during the current year and up to four ensuing years. The notes to the financial statements offer further specific information.

         It should also be noted that inventories increased by $2.1 million. This merchandise was acquired and/or produced in anticipation of a significantly delayed start-up of 1999 processing, caused by major remodeling of part of the production facilities, now underway, and which includes improvements to mandated air emission quality controls.

         Perhaps one of the most widely discussed issues in business today is the "Y2K Question". In that regard, all Paradise electronic data programs have been audited by an independent information systems specialist, and those requiring correction were modified. Management considers the Company now to be Y2K compliant, but, of course, the ultimate tests will take place when these systems are interfaced with those modifications made by our suppliers and customers.



                              II-4
Item 6.   Management's Discussion and Analysis or Plan of Operation (Continued)

          (3) Results of Operations (Continued)

                     1998 Compared to 1997

         The Company could also be adversely affected if other entities, such as suppliers and customers, fail to remediate their own Y2K issues. Management cannot reasonably estimate the impact of unforseen or unresolved Y2K issues in advance of their occurrence, nor provide assurance that Y2K issues will not have a material adverse affect on the Company's business, results of operations and financial condition. Management is currently evaluating the need to develop a contingency plan.

         There were no great changes in the Company's normal, every day operations. Total sales were relatively flat, with a very small reduction (less than .002). In the candied fruit segment of business, some important new customers were added, but industry-wide sales were adversely affected by the unusually warm holiday season, which always seems to inhibit home baking of fruit cakes and other confections.

         In the plastics molding segment, sales were also flat, although there were encouraging signs that projects under development earlier in the year began to reach fruition during the fourth quarter.

         Costs of goods increased by about 1%, with the most significant factors being factory labor and governmentally mandated treatment of water effluent and other wastes. There were also minimal increases in most other expenses in this category.

         Other expenses declined: selling, general and administrative expenses by 5.4%, with most accounts reported therein aggregating moderate decreases as compared to the prior year. Depreciation and amortization expenses were reduced by about 2%, as depreciable assets were slightly reduced; and net interest expense declined by 3.3%, due to favorable rates throughout the year.

         The result of these savings in operating expenses was an approximate 5% increase in pre-tax earnings from operations. Despite higher earnings, income taxes were reduced, primarily as a benefit of the real estate contribution, outlined above.

         The combined, net after-tax consequence of all of the above was an increase in earnings to $3.88 per share of Paradise common stock, versus $2.32 per share during the prior year.

                     1997 Compared to 1996

          Operating results improved materially from 1996 to 1997, continuing an upward trend begun in 1994, and validating the Company's change in focus, from the pursuit of increased sales to the concentration on cost containment, profitability, and improving the balance sheet.
                              II-5
Item 6.   Management's Discussion and Analysis or Plan of Operation (Continued)

          (3) Results of Operations (Continued)

 1997 Compared to 1996 (Continued)

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



                              II-6
Item 6.   Management's Discussion and Analysis or Plan of Operation (Continued)

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

          During 1996, total sales in all business segments grew approximately 2%. Sales in the Plastics segment grew by more than 20%, as newly acquired machinery and equipment was put into production, and despite the elimination of some high volume,but net loss, line items.

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






                               II-7

Item 7.   Financial Statements








                    INDEPENDENT AUDITORS' REPORT

March 12, 1999

To The Board of Directors
   and Shareholders of
Paradise, Inc.
Plant City, FL  33566

We have audited the accompanying consolidated balance sheets of Paradise, Inc., and subsidiaries as of December 3l, l998, 1997, and l996, and the related consolidated statements of earnings, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Paradise, Inc., and subsidiaries as of December 3l, l998, 1997, and l996, and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

Respectfully submitted,

BELLA, HERMIDA, GILLMAN, HANCOCK & MUELLER



Certified Public Accountants
Plant City, Florida

                               II-8

                           PARADISE, INC.
                          AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS


                                   ASSETS

                                               DECEMBER 31,

                            1998                   1997               1996

CURRENT ASSETS:
 Cash                  $   2,728,646         $   2,816,008      $ 2,426,929
 Accounts Receivable,
 Net of Allowance
 for Doubtful Accounts
 of $ -0-                    753,472             1,981,515        1,507,965
 Inventories               5,664,905             3,515,513        4,039,846
 Prepaid Expenses
 and Other Current Assets    278,378               246,547          340,035
 Deferred Income Tax Asset   517,084               239,453          264,006
 Income Tax Refund           290,989                 1,318              832

  Total Current Assets    10,233,474             8,800,354        8,579,613



INVESTMENTS:
 Real Estate, at Cost                              261,848          261,848



PROPERTY, PLANT AND EQUIPMENT:
 Net of Accumulated
 Depreciation of $13,384,647
 (1998), $12,808,973 (1997),
 and $12,145,174 (1996)   5,406,282              5,476,764       5,432,539



OTHER ASSETS                670,823                687,677         758,041




TOTAL ASSETS            $ 16,310,579           $ 15,226,643   $ 15,032,041

The Accompanying Notes are an Integral Part of These Consolidated Financial
 Statements
                                 II-9







                   LIABILITIES AND STOCKHOLDERS' EQUITY

                                           DECEMBER 31,

                              1998                1997            1996

CURRENT LIABILITIES:
 Short-Term Debt     $       212,578     $       155,802     $       257,500
 Accounts Payable            876,362             369,719             667,606
 Accrued Expenses          1,733,572           1,858,164           1,597,752
 Dividends Payable           238,772             134,864              56,572
 Accrued Taxes on Income                         178,051             324,694
 Current Portion of
  Long-Term Debt           1,032,756           1,019,412             931,748

Total Current Liabilities  4,094,040           3,716,012           3,835,872

LONG-TERM DEBT,
 NET OF CURRENT PORTION      757,551           1,790,307           2,536,163

DEFERRED INCOME
 TAX LIABILITY               451,689             493,656             507,722

  Total Liabilities        5,303,280           5,999,975           6,879,757

STOCKHOLDERS' EQUITY:
 Common Stock, $.30 Par Value,
   2,000,000 Shares Authorized,
   582,721 Shares Issued, 519,170
   Shares Outstanding        174,816             174,816             174,816
 Capital in Excess of
  Par Value                1,288,793           1,288,793           1,288,793
 Retained Earnings         9,817,895           8,037,264           6,962,880

 Less:  Common Stock in Treasury,
   at Cost, 63,551 Shares (  274,205 )      (    274,205 )     (     274,205 )

Total Stockholders'
 Equity                   11,007,299           9,226,668           8,152,284

TOTAL LIABILITIES AND
   STOCKHOLDERS'
   EQUITY             $   16,310,579      $   15,226,643      $    15,032,041



                             PARADISE, INC.
                           AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF EARNINGS


                           FOR THE YEARS ENDED DECEMBER 31,

                           1998            1997            1996
 NET SALES             $ 21,967,814    $ 22,008,437    $ 20,377,066
 COSTS AND EXPENSES:
 Cost of Goods Sold      14,340,730      14,201,307      13,735,235
 Loss on Write-Down of
  Inventory to Market                                        24,175
 Selling, General and
  Administrative Exp.     4,214,796       4,455,909       3,994,378
 Depreciation and
  Amortization              895,936         914,332         908,688
 Interest Expense           532,169         550,431         669,468

 Total Costs and Exp.    19,983,631      20,121,979      19,331,944
 EARNINGS FROM
   OPERATIONS             1,984,183       1,886,458       1,045,122

 Contribution of Land   (   840,000 )
 Gain on Sale of Real
  Estate Investment         621,128
 Gain on Contribution       711,373
    Other Income (Net)       93,859          58,076         184,779

 EARNINGS BEFORE PROVISION
  FOR INCOME TAXES        2,570,543       1,944,534       1,229,901
 PROVISION FOR
   INCOME TAXES             556,118         740,264         480,857
 NET EARNINGS         $   2,014,425   $   1,204,270    $    749,044
 EARNINGS PER SHARE:

    Basic                  $ 3.88          $ 2.31           $ 1.44
    Diluted                $ 3.88          $ 2.31           $ 1.44



The Accompanying Notes are an Integral Part of These Consolidated Financial
 Statements

                                  PARADISE, INC.
                                 AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                CAPITAL IN
                       COMMON    EXCESS OF     RETAINED    TREASURY
                        STOCK    PAR VALUE     EARNINGS       STOCK    TOTAL

Balance, December 31,
 1995, as Previously
 Reported          $ 174,816 $1,288,793 $ 5,887,643 $( 274,205) $7,077,047

 Prior Period
 Adjustment                                 378,147                378,147

 Adjusted Balance of
 Stockholders' Equity at
 December 31, 1995  174,816  1,288,793    6,265,790  ( 274,205)  7,455,194

 Cash Dividends
   Declared,
   $.10 per Share                        (   51,954)            (   51,954)

 Net Earnings                               749,044                749,044

Balance, December 31,
 1996              174,816   1,288,793    6,962,880 (  274,205)  8,152,284

 Cash Dividends
   Declared,
   $.25 per Share                       (   129,886)            (  129,886)
 Net Earnings                             1,204,270              1,204,270

Balance, December 31,
 1997              174,816   1,288,793    8,037,264 (  274,205)  9,226,668

 Cash Dividends
   Declared,
   $.45 per Share                        (  233,794)            (  233,794)

 Net Earnings                             2,014,425              2,014,425

Balance, December 31,
 1998           $ 174,816 $  1,288,793 $  9,817,895 $( 274,205) $11,007,299

The accompanying notes are an integral part of these Cosolidated Financial
 Statements



                                        PARADISE, INC.
                                       AND SUBSIDIARIES

                              CONSOLIDATED STATEMENTS OF CASH FLOWS

                                           FOR THE YEARS ENDED DECEMBER 3l,
                                     1998           l997          l996
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Earnings                   $ 2,014,425   $ 1,204,270    $  749,044
  Adjustments to Reconcile
   Net Earnings to Net Cash
   Provided by Operating
   Activities:
   Increase (Decrease) in Net
    Deferred Income Tax Liability (  319,598)       10,487    (  94,966)
    Depreciation and Amortization    895,936       914,332      908,688
    Loss (Gain) on Sale of Assets (1,449,807)          233    (   6,935)
    Charitable Contribution          840,000
    Decrease (Increase) in:
     Accounts Receivable           1,228,043    (  473,550)   (  375,648)
     Inventories                 ( 2,149,392)      524,333        65,651
     Prepaid Expenses            (    31,831)       93,488       141,745
     Refund Receivable           (   289,671)   (      486)        8,050
     Other Assets                (   149,286)   (   95,678)   (  118,007)
    Increase (Decrease) in:
     Accounts Payable                506,741    (  297,887)   (   81,392)
     Accrued Expenses            (   124,592)      260,412    (   36,735)
     Accrued Taxes on Income     (   178,051)   (  146,643)       31,957

 Net Cash Provided by
  Operating Activities               792,917     1,993,311     1,191,452

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of Property,
  Plant and Equipment            (   654,024)   (  441,494)   (  409,286)
 Proceeds From Sale of Assets        887,517        68,600        17,000

 Net Cash Used in
  Investing Activities               233,493    (  372,894)   (  392,286)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net Proceeds (Repayments)
  of Short-term Debt                  56,776    (  101,698)   (  130,806)
 Principal Payments
  on Long-term Debt              ( 1,019,412)   ( 1,056,796)  (  891,670)
 Dividends                       (   129,886)   (    51,594)  (   51,954)
 Increase in Other Assets        (    21,250)   (    21,250)  (   21,250)

 Net Cash Used in
  Financing Activities           ( 1,113,772)   (  1,231,338) ( 1,095,680)

 Net Increase (Decrease) in Cash (    87,362)        389,079  (   296,514)

CASH, at Beginning of Year         2,816,008       2,426,929    2,723,443

CASH, at End of Year           $   2,728,646   $   2,816,008  $ 2,426,929


                                    PARADISE, INC.
                                  AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)



                                          FOR THE YEARS ENDED DECEMBER 31,
                                              1998      l997         l996
SUPPLEMENTAL DISCLOSURES OF CASH
   FLOW INFORMATION:

 Cash Paid During the Year for:

    Interest                           $    528,739  $ 573,379   $ 664,680

    Income Taxes                        $ 1,103,545  $ 865,703   $ 535,914



SUPPLEMENTAL SCHEDULE OF NONCASH
   INVESTING AND FINANCING ACTIVITIES:

 Long-Term Debt Issued:
   Equipment Purchases                        $ 0    $ 398,604   $ 497,022




 DISCLOSURE OF ACCOUNTING POLICY:

 For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.








                               PARADISE, INC.
                              AND SUBSIDIARIES

               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 3l, l998, 1997, AND 1996


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


NOTE 2:                            INVENTORIES

                                       1998          1997           l996
         Supplies               $    190,065  $     154,175  $    104,448
         Raw Materials               795,304        804,213       799,289
         Work in Progress            252,661        323,272       224,031
         Finished Goods            4,426,875      2,233,853     2,912,078

         TOTAL                   $ 5,664,905  $   3,515,513  $  4,039,846

         Inventories are valued at the lower of cost (first-in, first-out) or market. Cost includes material,labor and factory overhead.

         Substantially all inventories are pledged as collateral for certain short-term obligations.


NOTE 3:     PROPERTY, PLANT AND EQUIPMENT

                                          1998           l997         l996
         Land and Improvements    $      856,040    $   848,256   $ 830,806
         Buildings and Improvements    4,899,991      4,745,587   4,599,861
         Machinery and Equipment      13,034,898     12,691,894  12,147,046

            Total                     18,790,929     18,285,737  17,577,713
         Less:  Accumulated
            Depreciation              13,384,647     12,808,973  12,145,174

         NET                      $    5,406,282    $ 5,476,764 $ 5,432,539



                            PARADISE, INC.
                           AND SUBSIDIARIES

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 3l, l998, 1997, AND 1996


NOTE 3:    PROPERTY, PLANT AND EQUIPMENT (CONTINUED)

         Property, plant and equipment are stated at cost. Generally, the straight-line method is used in computing depreciation. Estimated useful lives of plant and equipment are:
                                                              Years

           Buildings and Improvements                         10-30
           Machinery and Equipment                             3-10


         Expenditures which significantly increase values or extend useful lives are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. Upon sale or retirement of property , plant and equipment, the cost and related accumulated depreciation are eliminated from the respective accounts and the resulting gain or loss is included in the current earnings. Amortization is also computed using the straight-line method over the estimated life of the asset.

         All of the real property and machinery and equipment are pledged as collateral for certain short-term and long-term obligations.


NOTE 4:    SHORT-TERM DEBT

                                         1998       l997        1996

         Trade acceptances, letters of credit
          and other short-term debt.  $ 212,578  $ 155,802   $  257,500

         TOTAL                        $ 212,578  $ 155,802   $  257,500



                               PARADISE, INC.
                              AND SUBSIDIARIES

                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 3l, l998, 1997, AND 1996


NOTE 4:    SHORT-TERM DEBT (CONTINUED)

         The average monthly borrowings and weighted average interest rates were determined by month-end balances. Non-interest bearing letters of credit were included in the aggregate figures.

                                                          WEIGHTED AVERAGE
                        1998                    AMOUNT      INTEREST RATE

         Average bank short-term borrowings
               (monthly)                   $   1,925,000          8.09%

         Average aggregate short-term
               borrowings (monthly)        $   4,064,576          5.92%

         Maximum aggregate short-term
          borrowings (at any month-end)    $  10,020,449


                                                            WEIGHTED AVERAGE
                      l997                    AMOUNT         INTEREST RATE

           Average bank short-term borrowings
              (monthly)                   $  1,882,082             9.00%

           Average aggregate short-term
            borrowings (monthly)          $  3,649,960             6.38%

           Maximum aggregate short-term
            borrowings (at any month-end) $  9,295,974

                                                            WEIGHTED AVERAGE
                   l996                       AMOUNT         INTEREST RATE


           Average bank short-term borrowings
                (monthly)                   $ 2,070,833            9.49%

           Average aggregate short-term
            borrowings (monthly)            $ 3,938,713            7.34%

           Maximum aggregate short-term
            borrowings (at any month-end)   $ 9,136,852



                               PARADISE, INC.
                               AND SUBSIDIARIES

             NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                   DECEMBER 31, 1998, 1997, AND 1996


NOTE 4:    SHORT-TERM DEBT (CONTINUED)

       Pursuant to a loan agreement, a bank has agreed to advance the Company 80% of the Company's eligible receivables and 50% of the Company's eligible inventory. Interest is payable monthly and is computed at prime plus 1/2%. Principal is due the earlier of on demand or May 31, 1999.

       This agreement is subject to certain conditions which must be met for the Company to continue borrowing including debt service coverage and debt to equity ratios, a resting period provision, and other financial covenants.

       The amount available to be drawn down based on the available collateral at December 31, 1998 was $3,218,216, at December 31, 1997 was $2,831,732, and at December 31, 1996 was $2,848,732.


NOTE 5:    LONG-TERM DEBT
                                           1998        1997        1996
         Prime plus 1% note, collateralized by
         accounts receivable, inventories and
         equipment.  Monthly payments of
         $70,000 plus interest.        $ 1,260,000  $ 2,100,000  $ 3,010,000

         Obligations under capital leases.
          Monthly payments totaling
          $19,722 including interest at
          rates ranging from 6.40% to 9.75%
          , collateralized by equipment
          and vehicles.                   530,307       709,719      457,911


             Total Debt                 1,790,307     2,809,719    3,467,911
         Less Current Portion           1,032,756     1,019,412      931,748
         LONG-TERM DEBT           $       757,551  $  1,790,307 $  2,536,163

         The aggregate principal amounts maturing in each of the subsequent years are:

                                   1999        $    1,032,756
                                   2000               618,056
                                   2001               111,316
                                   2002                28,178

                                   Total       $    1,790,306




                            PARADISE, INC.
                           AND SUBSIDIARIES

            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 3l, l998, 1997, AND 1996

NOTE 6:  LEASES

         The Company has certain equipment leases which are classified as capital leases. At December 3l, l998, 1997, and 1996, the amount capitalized was $964,894, $960,566 and $519,551, respectively, and the accumulated amortization was $334,254 (1998), $213,643 (1997) and $62,229 (1996). The amount recognized as an obligation was $530,307, $709,719 and $457,911, respectively, which has been included in long-term debt shown in Note 5. Amortization expense is included in depreciation.

         The Company leases automobiles under operating leases ranging in length from thirty to sixty months. Lease payments charged to operations amounted to $61,592 (1998), $61,273 (1997), and $56,645
         (1996).

         At December 31, 1998, future minimum payments required under leases with terms greater than one year, and the present value of minimum capital lease payments, were as follows:

                                                                  OPERATING
        YEARS ENDING DECEMBER 3l,            CAPITAL LEASES         LEASES

                    1999                      $   231,022       $    50,784
                    2000                          219,635            18,433
                    2001                          117,293             2,744
                    2002                           27,193

                 Total Minimum Lease Payments     595,143       $    71,961
                 Less Amount Representing
                              Interest            257,593

                 PRESENT VALUE OF FUTURE MINIMUM
                    CAPITAL LEASE PAYMENTS      $ 337,550


NOTE 7:             ACCRUED EXPENSES
                                         1998        l997          l996
         Accrued Payroll and Bonuses $  383,285  $  451,285  $    321,719
         Accrued Brokerage Payable      323,895     303,398       319,720
         Accrued Pension Cost (Note 8)  105,789     149,290       128,074
         Provision for Unrealized Profit
          on Retail Returns             512,000     419,000       435,000
         Accrued Royalties and Other     42,007     200,768        95,999
         Accrued Credit Due to Customer 265,715     258,852       180,030
         Accrued Insurance Payable      100,881      75,571       117,210

                   TOTAL            $ 1,733,572 $ 1,858,164   $ 1,634,487


        As a part of its normal sales policy, the Company allows some customers to return unsold, retail packed, candied fruit after the holiday season. A provision for the unrealized profit on these estimated returns is shown above under "provision for unrealized profit on retail returns".


                           PARADISE, INC.
                          AND SUBSIDIARIES

            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 3l, l998, 1997, AND 1996

NOTE 8:                            RETIREMENT PLAN

         The Company and its subsidiaries have a defined benefit pension plan covering all employees who become eligible for participation in the plan on the semiannual date following one year of service (l,000 hours worked) and the attainment of age 21. The total pension cost for l998, 1997 and l996 was $46,491, $21,216 and $17,846,
         respectively, which includes amortization of past service cost over 10 years. The Company makes annual contributions to fund the plan equal to the amounts deductible for Federal Income Tax purposes.
         The benefit formula being used is known as the frozen initial liability cost method. The plan's assets consist of both fixed income assets and whole life insurance contracts. The plan has no significant nonbenefit liabilities.

         Net pension cost for 1998, 1997 and 1996 included the following components:
                                        1998        1997         1996
        Service Cost - Benefits Earned
                 During the Period   $ 100,633  $   76,933   $   87,319
        Interest Cost on Projected
                 Benefit Obligation    169,447     154,144      188,549
        Actual Return on Plan Assets ( 208,356 ) ( 282,076 ) (  253,416 )
        Net Amortization and Deferra (  15,233 )    72,215   (    4,606 )

        Net Periodic Pension Cost   $   46,491   $  21,216   $   17,846

       The following table sets forth the plan's funded status and amounts recognized in the Company's consolidated financial statements at December 31, 1998, 1997 and 1996:

       Actuarial present value of benefit obligations:
                                      1998           1997        1996
       Accumulated Benefit Obligation,
        Including Vested Benefits of
        $2,438,906, $2,006,620, and
        $1,675,359, respectively   $  2,561,094 $  2,115,197 $  1,770,738

       Projected Benefit Obligation for
        Service Rendered to Date   $( 3,107,332)$( 2,611,957)$( 2,129,059 )

       Plan Assets at Fair Value      2,787,022    2,650,088    2,509,894

       Plan Assets in Excess of Projected
        Benefit Obligation              320,310       38,131      380,835


                           PARADISE, INC.
                         AND SUBSIDIARIES

              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                   DECEMBER 3l, l998, 1997, AND 1996

NOTE 8:  RETIREMENT PLAN (CONTINUED)

       Unrecognized Net (Gain) Loss From
         Past Experience Different From
         That Assumed and Effects of
         Changes in Assumptions      495,626    115,523    (  184,126 )

       Prior Service Cost        (   326,854) ( 363,642)   (  400,430 )

       Unrecognized Net Obligation at
        October 1, 1987, Amortized Over
        15 Years, Net of Amortization 45,749     60,698        75,647

       Accrued Pension Cost Included
          in Accrued Expenses   $(   105,789) $(149,290)  $(  128,074)

         The following economic assumptions are used:
                                                     1998     1997     1996

           Weighted Average Discount Rate            5.50%    6.50%   7.25%
           Rate of Increase in Future Compensation   4.05%    4.58%   4.66%
           Expected Long-Term Rate of Return         8.00%    7.50%   7.50%

       In amortizing prior service costs, a straight-line amortization of the cost over the average remaining service period of employees expected to receive benefits under the plan is used. A settlement took place during 1996 as a result of a lump-sum cash payment. The resulting recognized gain was $78,274.

NOTE 9:    PROVISION FOR FEDERAL AND STATE INCOME TAXES

           The provisions for income taxes are comprised of the following amounts:

                               1998         1997           1996
           CURRENT:
              Federal   $    722,181   $   614,930     $  484,688
              State          153,535       114,848         91,135

                             875,716       729,778        575,823
           DEFERRED:
              Federal   (    272,886)        8,953    (    81,086)
              State     (     46,712)        1,533    (    13,880)

                        (    319,598)       10,486    (    94,966)
       TOTAL PROVISION FOR
        INCOME TAXES   $     556,118    $  740,264   $    480,857



                           PARADISE, INC.
                          AND SUBSIDIARIES

             NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                   DECEMBER 3l, l998, 1997, AND 1996


NOTE 9:            PROVISION FOR FEDERAL AND STATE INCOME TAXES  (CONTINUED)

       A reconciliation of the differences between the effective income tax rate and the statutory Federal income tax rate follows:

                                1998          1997              1996
       Income Taxes Computed at Statutory
        Rate                $ 491,020     $  664,115        $  418,166
       State Income Tax,
        Net of Federal
        Income Tax Benefit     70,503         76,812            50,987
       Other, Net           (   5,405 )   (      663 )          11,704


PROVISION FOR INCOME TAXES  $ 556,118     $  740,264        $  480,857



    EFFECTIVE TAX RATE         27.1%          37.6%             38.5%


NOTE l0:           EARNINGS PER COMMON SHARE

       Basic and diluted earnings per common share are based on the weighted average number of shares outstanding and assumed to be outstanding during the year (519,170 shares in 1998, 1997 and l996 for basic) and (519,170 shares in 1998, 1997 and 1996 for diluted).



                         PARADISE, INC.
                        AND SUBSIDIARIES

            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 3l, l998, 1997, AND 1996


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

         Molded Plastics                    Production  of plastic containers
                                            and other molded molded plastics
                                            for sale to  various food
                                            processors and others.



                                      YEAR            YEAR          YEAR
                                      ENDED           ENDED         ENDED
   NET SALES IN EACH SEGMENT          1998            l997          l996

   Candied Fruit:
   Sales to Unaffiliated Customers $ 19,070,109   $ 19,087,836  $ 17,511,519

   Molded Plastics:
   Sales to Unaffiliated Customers    2,897,705      2,920,601     2,865,547


   NET SALES                       $ 21,967,814   $ 22,008,437   $ 20,377,066



                            PARADISE, INC.
                            AND SUBSIDIARIES

            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 3l, l998, 1997, AND 1996


NOTE 11:  BUSINESS SEGMENT DATA (CONTINUED)
                                       YEAR        YEAR        YEAR
                                       ENDED       ENDED       ENDED
                                       1998        l997        l996

         THE OPERATING PROFIT OF
         EACH SEGMENT IS LISTED BELOW

         Candied Fruit            $ 6,276,920  $ 6,563,879  $ 5,307,124
         Molded Plastics              732,690      420,505      516,733
         OPERATING PROFIT OF
            SEGMENTS                7,009,610    6,984,384    5,823,857

         General Corporate
           Expenses, Net         (  5,333,258) (  4,547,494)( 4,109,267)
         Interest Expense        (    532,169) (    550,431)(   669,468)
         Other Income               1,426,360        58,075     184,779

         EARNINGS BEFORE PROVISION
            FOR INCOME TAXES   $    2,570,543  $  1,944,534 $ 1,229,901

       Operating profit is composed of net sales, less direct costs and overhead costs associated with each segment. Due to the high degree of integration between the segments of the Company, it is not practical to allocate general corporate expenses, interest, and other income between the various segments.

                                      YEAR         YEAR         YEAR
         IDENTIFIABLE ASSETS OF EACH  ENDED        ENDED        ENDED
         SEGMENT ARE LISTED BELOW     1998         l997         l996

            Candied Fruit       $   8,358,923  $ 7,801,873  $ 7,398,905
            Molded Plastics         2,313,932    2,284,080    2,871,027
            Identifiable Assets    10,672,855   10,085,953   10,269,932
            General Corporate
              Assets                5,637,726    5,140,690    4,762,109
            TOTAL ASSETS        $  16,310,579  $15,226,643  $15,032,041

                                          II-24


                            PARADISE, INC.
                           AND SUBSIDIARIES

            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 31, 1998, 1997, AND 1996


NOTE 11: BUSINESS SEGMENT DATA (CONTINUED)

       Identifiable assets by segment are those assets that are principally
       used in the operations of each segment.   General corporate  assets
       are principally cash, land and building, and investments.


       DEPRECIATION AND AMORT-      YEAR          YEAR         YEAR
       ZATION EXPENSE OF EACH       ENDED         ENDED        ENDED
       SEGMENT IS LISTED BELOW      1998          l997         l996


         Candied Fruit            $ 559,846    $ 531,789    $ 533,198
         Molded Plastics            272,188      290,958      297,644
         Segment Depreciation and
          Amortization Expense      832,034      822,747      830,842

         General Corporate Depreciation
           and Amortization Expense  63,902       91,585       77,846

         TOTAL DEPRECIATION AND
         AMORTIZATION EXPENSE     $ 895,936    $ 914,332    $ 908,688


        CAPITAL EXPENDITURES        YEAR         YEAR         YEAR
        OF EACH SEGMENT ARE         ENDED        ENDED        ENDED
        LISTED BELOW                1998         l997         l996

        Candied Fruit            $ 496,133   $ 342,256     $ 278,409
        Molded Plastics            116,285     229,108       592,328
        Segment Capital
         Expenditures              612,418     571,364       870,737
        General Corporate Capital
            Expenditures            41,606     122,712        42,974
        TOTAL CAPITAL
         EXPENDITURES            $ 654,024   $ 694,076     $ 913,711
       The Company conducts operations only within the United States. Foreign sales are insignificant; primarily all sales are to domestic companies.
                                II-25



                     PARADISE, INC.
                    AND SUBSIDIARIES

         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 3l, l998, 1997, AND 1996


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


NOTE 13:  CONCENTRATION OF CREDIT RISK

         Financial instruments which potentially subject the Company to concentration of credit risk consist principally of cash equivalents and unsecured trade receivables. The Company's cash equivalents are maintained with several financial institutions located in Florida. Accounts at each institution are secured by the Federal Deposit Insurance Corporation up to $100,000. Uninsured balances aggregate to $2,628,646 at December 31, 1998. The Company grants credit to customers, substantially all of whom are located in the United States. The Company's ability to collect these receivables is dependent upon economic conditions in the United States and the financial condition of its customers.


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

                             PARADISE, INC.
                            AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 3l, l998, 1997, AND 1996


NOTE 14:  DEFERRED INCOME TAXES (CONTINUED)

         Significant components of the Company's deferred tax assets and liabilities at December 31, 1998, 1997 and 1996 were:

                                          1998        1997         1996
       Deferred Tax Assets resulting from:
       Inventory Valuation             $ 114,212    $  81,783  $  100,315
       Book Provision for
        Loss of Profits                  192,666      157,670     163,691
       Contribution Carryforward         210,206
       Total Deferred Tax Assets         517,084      239,453     264,006

      Deferred Tax Liabilities resulting from:
       Tax over Book Depreciation        451,689      493,656     507,722

      Total Deferred Tax Liabilities     451,689      493,656     507,722
      Net Deferred Tax Liability      $(  65,395 ) $  254,203   $ 243,716

      The Net Deferred Tax Liability is
       Reflected in the Balance Sheet Under
       These Captions:
        Deferred Income Tax Asset     $( 517,084 ) $( 239,453 ) $( 264,006 )
        Deferred Income Tax Liability    451,689      493,656      507,722

                                      $(  65,395 ) $  254,203   $  243,716


NOTE 15: PRIOR PERIOD ADJUSTMENT

         The Company has recorded a prior period adjustment for changes in earnings and provision for taxes resulting from an Internal Revenue Service examination of the Company's 1994 Federal Income tax return. The amount recorded represents an increase in income of $707,959 and tax of $230,487 for 1994 and a decrease in income of $150,403 and tax of $51,708 for 1995.

         The years presented in the financial statements are also affected by the results of the examination, and have been restated for 1997 and 1996. Earnings decreased $150,403 and taxes decreased $51,137 for 1997 and 1996 with a decrease in earnings per share of $.20 and $.19, respectively.

                      PARADISE, INC.
                    AND SUBSIDIARIES

         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 3l, l998, 1997, AND 1996


NOTE 16: UNUSUAL MATERIAL EVENT

         During 1998, the Company sold its investment real estate to the St. John's River Water Management District in a transaction involving both a cash sale and a charitable donation. In accordance with generally accepted accounting principles, the Company has recorded a gain on the sale of the land, a gain resulting from the contribution and the contribution at fair market value of the donated property. Fair market value was established by an independent qualified appraisal.

                           PARADISE, INC.
                          AND SUBSIDIARIES

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 31, 1998, 1997 AND 1996

NOTE 17: QUARTERLY FINANCIAL DATA (UNAUDITED)

         Selected quarterly financial data is summarized as follows:

                                                QUARTER ENDED


       1998            March 31     June 30     September 30    December 31

    NET SALES        $ 1,326,374  $  988,517     $13,162,570    $6,490,353
    GROSS PROFIT         499,154     408,021       5,532,424     1,237,485
    NET EARNINGS
     (LOSS)          (   310,799)   (145,675)      1,858,856       612,043
    EARNINGS (LOSS)
     PER COMMON
     SHARE              $(0.60)      $(0.28)          $3.58          $1.18


                                             QUARTER ENDED


        1997            March 31       June 30   September 30    December 31

    NET SALES        $ 1,403,244    $ 1,481,243    $9,332,654    $9,791,296
    GROSS PROFIT         266,670        350,409     4,149,237     3,040,814
    NET EARNINGS
     (LOSS          (    552,545)  (    616,396)    1,931,725       441,486
    EARNINGS (LOSS)
     PER COMMON
     SHARE              $(1.06)        $(1.19)        $3.71          $0.85


                                            QUARTER ENDED

     1996            March 31         June 30   September 30    December 31

   NET SALES       $ 1,175,051    $   981,179     $9,163,889    $9,056,947
   GROSS PROFIT        390,577    (   346,115)     3,783,203     2,814,166
   NET EARNINGS
    (LOSS)         (   409,191)   ( 1,259,892)     1,973,795       444,332
   EARNINGS (LOSS)
    PER COMMON
    SHARE             $(  .79)       $(2.43)         $3.79          $0.86

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

       Melvin S. Gordon -   President of the Registrant, 65 years old.  Term
                            of office will expire at next stockholders' meeting. Officer with Registrant past 34 years.

       Eugene L. Weiner -   Director and Executive Vice-President, Secretary
                            and Treasurer of the Registrant, 67 years old.
                            Term of office will expire at next stockholders' meeting. Officer with Registrant past 33 years.

       Randy S. Gordon -    Vice President for Plastics Sales of the
                            Registrant, 43 years old. Term of office will expire at next stockholders' meeting. Employee of Registrant past 20 years.

       Tracy W. Schulis -   Vice President for Fruit Sales of the Registrant,
                            42 years old. Term of office will expire at next stockholders'meeting. Employee of Registrant past 19 years.

       Mark H. Gordon -     Vice President, Manager of Fruit Manufacturing,
                            36 years old. Term of office will expire at next stockholders' meeting. Employee of Registrant past 13 years.

(a)      Executive Officers of the Registrant

       Melvin S. Gordon -   President, 65 years old. Term of office will
                            expire at next annual directors' meeting.
                            Officer with Registrant past 34 years.

       Eugene L. Weiner -   Executive Vice-President, Secretary, Treasurer,
                            67 years old. In charge of operations. Term of office will expire at next annual directors' meeting. Officer with Registrant past 33 years.












                                III-1


Item 9.  Directors and Executive Officers of the Registrant (Continued)

(b)                         Not Applicable

(c)      Family Relationships

         Melvin S. Gordon is first cousin by marriage to Eugene L. Weiner.

         Melvin S. Gordon is the father of Randy S. Gordon and Mark H. Gordon and the father-in-law of Tracy W. Schulis.

(d)                         Not Applicable

Item 10. Executive Compensation

(a) and (b)                 The following information is set forth with
                            respect to all remuneration paid or accrued by the Company and its subsidiaries during the year ended December 31, 1998 to its officers and directors as a group. Pursuant to regulation S-B
                            Item 402 (a)(2)(I) and (ii) the Company's five most highly paid executive officers or directors, included in the group total, whose total remuneration exceeds $100,000 are separately listed.




























                               III-2
Item 10. Executive Compensation (Continued)

                             COMPENSATION


                            SALARIES, FEES,
NAME OF INDIVIDUAL          DIRECTORS' FEES,               ESTIMATED
PROJECTED
  AND CAPACITY              COMMISSIONS AND               ANNUAL BENEFITS
IN WHICH SERVED             BONUSES (1)                   PAYABLE (3) (4)

All Directors and
 Officers as a Group
 (5 Persons)

Melvin S. Gordon,
 President and
 Director                             $   419,835 (2)      $66,966

Eugene L. Weiner,
 Executive Vice-
 President and
 Director                             $   377,300 (2)           (5)

Randy S. Gordon,
 Vice-President
 and Director                         $   195,354            $55,714

Tracy W. Schulis,
 Vice-President
  and Director                        $   195,357            $61,198

Mark H. Gordon,
 Vice-President
 and Director                         $   192,742            $50,571



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

       4.                   As of the latest available actuarial valuation date.

       5.                   Received a lump-sum distribution in 1996.

         S.D. Fuller, who resigned for health reasons in June, 1995, in recognition of his 30 years of service, was awarded an annual stipend of $10,000 for five years, or until his demise.

C (d)  Options, Warrants, or Rights

                               Not applicable

(e)    Long-Term Incentive Plan Awards Table

                            Not Applicable

Item 11. Security Ownership of Certain Beneficial Owners and Management

(a) The following table sets forth as of December 31, 1998, information concerning the beneficial ownership of the common stock of the Company by the persons who own, are known by the company to own, or who the Company has been advised have filed with the S.E.C. declarations of beneficial ownership, of more than 5% of the outstanding common stock.


















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

                                                                PAGE

(a)    Exhibit (3) - Articles of Incorporation and By-Laws   Incorporated
                                                             By Reference

       Exhibit (11) - Statement Re: Computation of Per
                                  Share Earnings                II - 22

       Exhibit (21) - Subsidiaries of the Small Business
                                  Issuer                        III - 7


(b)      Reports on Form 8-K

         No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 1998.

























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



       March 27, 1999                         PARADISE, INC.
Date

                                s/Melvin S. Gordon
                              Melvin S. Gordon
                              President


In accordance with the Exchange Act this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.



   s/ Melvin S. Gordon              President and Director    March 27, 1999
Melvin S. Gordon                                                Date


   s/ Eugene L. Weiner              Executive Vice President
Eugene L. Weiner                    and Director-Principal
                                    Financial and Account-
                                    ing Officer               March 27, 1999
                                                                Date


   s/ Randy S. Gordon               Vice President and
Randy S. Gordon                     Director                  March 27, 1999
                                                                Date


   s/ Tracy W. Schulis              Vice President and
Tracy W. Schulis                    Director                  March 27 ,1999
                                                                Date


   s/ Mark H. Gordon                Vice President and
Mark H. Gordon                      Director                  March 27, 1999
                                                                Date





                             SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



       March 27, 1999                         PARADISE, INC.
       Date


                                             Melvin S. Gordon
                                             President


In accordance with the Exchange Act this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.



                               President and Director         March 27, 1999
Melvin S. Gordon                                                Date


                               Executive Vice President
Eugene L. Weiner               and Director-Principal
                               Financial and Account-
                               ing Officer                    March 27, 1999
                                                                Date


                               Vice President and
Randy S. Gordon                Director                       March 27, 1999
                                                                Date


                               Vice President and
Tracy W. Schulis               Director                       March 27 ,1999
                                                                Date


                               Vice President and
Mark H. Gordon                 Director                       March 27, 1999
                                                                Date