Form 10QSB
period 1999-03-31
PARADISE INC
filed 1999-05-25
CIK 76149

FORM 10 - QSB

          SECURITIES AND EXCHANGE COMMISSION


                Washington, D.C. 20549

     QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF

         THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended March 31, 1999
                    Commission File No. 0-3026

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

     "Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date."

          Class                       Outstanding as of March 31,
                                       1999               1998
       Common Stock
       $0.30 Par Value            519,170 Shares      519,170 Shares

PARADISE, INC.                                  COMMISSION FILE NO. 0-3026

PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements
 (a) (1)  CONSOLIDATED BALANCE SHEETS

                                                       AS OF MARCH 31,
                                                   1999               1998

      ASSETS

CURRENT ASSETS
  Cash and Unrestricted Demand Deposits        $      68,914$     416,016
  Accounts and Notes Receivable, Less
    Allowances of $-0- (1999 and 1998)                95,118      884,927
  Inventories:
    Raw Materials                                  2,163,589    1,809,160
    Work in Process                                        0      270,403
    Finished Goods                                 6,340,570    4,297,632
  Deferred Income Tax Asset                          517,085      239,453
  Income Tax Refund Receivable                       290,988       68,403
  Prepaid Expenses and Other Current Assets          233,338      154,527

          TOTAL CURRENT ASSETS                     9,709,602    8,140,521

  Real Estate Investment, at Cost                          0      261,848
  Property, Plant and Equipment, Less
    Accumulated Depreciation of $13,601,636
    (1999) and $12,979,305 (1998)                  5,805,182    5,502,628
 Deferred Charges and Other Assets                   699,175      468,544

TOTAL ASSETS                                     $16,213,959  $14,373,541


        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes and Trade Acceptances Payable           $  1,026,139 $    137,268
  Current Portion of Long-Term Debt                1,114,079      987,220
  Accounts Payable                                 1,243,129    1,736,947
  Accrued Liabilities                                882,939      706,171
  Federal and State Income Taxes Payable                   0            0

          TOTAL CURRENT LIABILITIES                4,266,286    3,567,606

LONG-TERM DEBT, NET OF CURRENT PORTION             1,295,254    1,575,916

DEFERRED INCOME TAX LIABILITY                        451,689      493,656

STOCKHOLDERS' EQUITY
  Common Stock: Auth; 2,000,000 shs. @ $.30
     Par Value; Issued 582,721 (1999 and 1998)       174,926      174,926
  Capital in Excess of Par Value                   1,288,793    1,288,793
  Retained Earnings                                9,011,216    7,546,849
  Less 63,551 (1999 and 1998) shares at cost
        Held in Treasury                      (     274,205)(     274,205)

          Total Stockholders' Equity              10,200,730    8,736,363

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                           $16,213,959  $14,373,541

PARADISE, INC.                                    COMMISSION FILE NO. 0-3026

(a) (1)    CONSOLIDATED STATEMENTS OF INCOME

                                              FOR THE THREE MONTHS ENDED
                                                       MARCH 31
                                                 1999            1998

Net Sales                                  $    819,380       $ 1,326,374

Costs and Expenses:
 Cost of Goods Sold                             789,790           877,220
 Selling, General and Administrative Expense    605,782           550,377
 Depreciation and Amortization                  179,295           180,267
 Interest Expense - Long Term                    40,975            54,792
 Interest Expense - Short Term                        0                 0

        Total Expenses                        1,615,842         1,662,656

Other Income                                     17,322            25,483

Earnings (Loss) from Operations
 Before Provision for Income Taxes          (   779,140)      (   310,799)

Provision for Income Taxes                            0                 0


Net Earnings (Loss)                        $(   779,140)     $(   310,799)


Earnings (Loss) per Common Share                 $(1.50)           $(0.60)

PARADISE, INC.                                   COMMISSION FILE NO. 0-3026

(a) (1)  CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                FOR THE THREE MONTHS ENDED
                                                         MARCH 31,
                                                  1999            1998

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Earnings (Loss)                       $(   779,140) $(   310,799)
  Adjustments to Reconcile Net Earnings (Loss) to Net
     Cash Used in Operating Activities:
   Depreciation and Amortization                 179,295        180,254
   Decrease (Increase) in:
     Accounts Receivable                         658,354      1,096,478
     Inventories                              (2,839,254)    (2,861,682)
     Prepaid Expenses                             45,040         44,698
     Other Assets                           (     39,281)
   Increase (Decrease) in:
     Income Tax Receivable                                   (   67,084)
     Accounts Payable                            339,338      1,369,228
     Accrued Expense                          (1,089,405)    (1,288,855)
     Income Taxes Payable                                    (  100,916)

       Net Cash Used in Operating Activities  (3,525,053)    (1,938,678)


CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of Property and Equipment         (   567,266)   (   196,196)

        Net Cash Used in Investing Activities(   567,266)   (   196,196)


CASH FLOWS FROM FINANCING ACTIVITIES:
  Net Proceeds (Repayments) of Short-Term Debt   813,561    (    18,534)
  Principal Payments of Long-Term Debt       (   205,974)   (   246,584)
  Proceeds from Issuance of Long-Term Debt       825,000    (         0)

        Net Cash Provided by (Used in)
          Financing Activities                 1,432,587    (   265,118)

        Net Decrease in Cash                  (2,659,732)    (2,399,992)


CASH AT BEGINNING OF PERIOD                    2,728,646      2,816,008


CASH AT END OF PERIOD                       $     68,914  $     416,016

PARADISE, INC.                                    COMMISSION FILE No. 0-3026

(g) Earnings per common share, assuming no dilution, are based on the weighted average number of shares outstanding during the period: 519,170 (1999 and 1998).

(h) The foregoing information is unaudited, but, in the opinion of management, includes all adjustments, consisting of normal accruals, necessary for a fair presentation of the results for the period reported.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

 Paradise, Inc. reports two major segments of business: (I) the core business of glace' (candied) fruit, which includes all fruit-related operations and accounted for nearly 87% of total net sales during 1998, and (ii) plastics, which represents the balance of sales, and includes all injection molding and thermoforming operations, including the manufacture of packaging for the Company's fruit products. Only sales to unaffiliated customers are reported.

 Sales in the glace' fruit segment are highly seasonal, with approximately 80% of total annual sales made during the period from the second week in September to early November each year. However, in order to make timely deliveries of these seasonal orders, the Company must manufacture product for approximately 10-11 months each year, building large inventories and accruing expenses without significant offsetting income, and requiring relatively large borrowings for short terms working capital.

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

The First Quarter

 Total net sales were down in excess of $500,000 as compared to the first three months during 1998. This decline occurred in the glace' fruit segment of business, and represents returns and "reclamation" charges for merchandise sold during 1998. As reported in numerous filings and financial statements, it is industry practice to allow return-for-full credit of a certain negotiated percentage of merchandise sold. It is Company practice to estimate the magnitude of such charges, and establish a reserve for the estimated gross profits lost. This amount is deducted from Company earnings during the year that the sales are made.

 Historically, cold weather during the Holiday Season encourages home baking. The reverse is also true, and the relatively warm weather during late 1998 inhibited the sale of glace' fruit, a baking ingredient, industry-wide...and beyond management estimates. This resulted in an inadequate reserve, as reflected in the first quarter earnings statement.

 Considering that only 6% of total annual sales during 1998 were made during the first quarter, the overall impact of this development is not considered to be of major significance.

 In the plastics segment of business, sales were slightly higher (about 2.5%) , and management is optimistic that there will be a continuing upward trend in these products.

 Costs of goods sold declined slightly, but not in proportion to the decline in sales. This is because, as disclosed in earlier filings, an integral part of the manufacturing facilities was being entirely remodeled, and there was no fruit production during the first three months, while fixed factory expenses continued. In a subsequent event, manufacturing resumed April 15, 1999.

                              Page 5
PARADISE, INC.                                    COMMISSION FILE NO. 0-3026

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations(Continued)

The First Quarter (Continued)

 In anticipation of this construction delay, a material overproduction of inventory took place during late 1998, which resulted in current inventories being considerably higher than at the same time last year.

 Selling, general and administrative expenses increased moderately, with more than 60% of the increase being accrued in advertising allowances credited to customers, early in 1999, for extra promotions late during the 1998 selling season. An estimate of these costs also was included in the provision for lost gross profits, mentioned above, and charged to 1998 earnings. Net interest expenses declined, mostly due to average term debt being lower than that in the same period during the prior year, and to borrowing rates continuing at favorable levels.

Summary

 As a result of the above, the Company sustained a materially greater loss during the period than during the first quarter of 1998. However, as outlined above, only a very small percentage of the year's anticipated sales activities has taken place to date, and, in the opinion of management, it is far too early to discern any trends or to forecast year-end results with any degree of accuracy.


PART II.  OTHER INFORMATION

 None of the item numbers on captions are applicable to this report and are, therefore, omitted.


                             SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 10, 1999                      PARADISE, INC.



                                        s/ Melvin S. Gordon
                                        Melvin S. Gordon, President



                                        s/ Eugene L. Weiner
                                        Eugene L. Weiner, Executive Vice
                                        President, Secretary-Treasurer










                               Page 6