Form 10QSB
period 1999-06-30
PARADISE INC
filed 1999-08-16
CIK 76149

FORM 10 - QSB

          SECURITIES AND EXCHANGE COMMISSION


               Washington, D.C.  20549

     QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF

         THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended June 30, 1999
                    Commission File No. 0-3026

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

     "Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date."

          Class                           Outstanding as of June 30,
                                          1999                   1998
        Common Stock
       $0.30 Par Value                  519,170 Shares      519,170 Shares











                             Page 1

PARADISE, INC.                                 COMMISSION FILE NO. 0-3026

PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements
 (a) (1)  CONSOLIDATED BALANCE SHEETS

                                                         AS OF JUNE 30,
                                                     1999           1998 *
      ASSETS

CURRENT ASSETS:
  Cash and Unrestricted Demand Deposits       $       47,747$      54,229
  Accounts and Notes Receivable, Less
    Allowances of $-0- (1999 and 1998)               820,932      673,124
  Inventories:
    Raw Materials                                  2,199,393    1,820,531
    Work in Process                                  532,324      451,686
    Finished Goods                                10,181,202    9,899,795
  Deferred Income Tax Asset                          517,085      239,453
  Income Tax Refund Receivable                       290,988       68,403
  Prepaid Expenses and Other Current Assets          490,452      219,136

          TOTAL CURRENT ASSETS                    15,080,123   13,426,357

  Real Estate Investment, at Cost                          0            0
  Property, Plant and Equipment, Less
    Accumulated Depreciation of $13,792,075
    (1999) and $13,154,653 (1998)                  5,974,362    5,479,277
  Deferred Charges and Other Assets                  689,199      699,483

TOTAL ASSETS                                    $ 21,743,684 $ 19,605,117

        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes and Trade Acceptances Payable          $    5,410,80 $  3,808,154
  Current Portion of Long-Term Debt                1,114,939    1,023,009
  Accounts Payable                                 3,421,101    4,173,393
  Accrued Liabilities                                856,323      554,757
  Federal and State Income Taxes Payable                   0            0

          TOTAL CURRENT LIABILITIES               10,803,170    9,559,313

LONG-TERM DEBT, NET OF CURRENT PORTION             1,011,045    1,277,552

DEFERRED INCOME TAX LIABILITY                        451,689      177,564

STOCKHOLDERS' EQUITY
  Common Stock: Auth; 2,000,000 shs. @ $.30
     Par Value; Issued 582,721 (1999 and 1998)       174,926      174,926
  Capital in Excess of Par Value                   1,288,793    1,288,793
  Retained Earnings                                8,288,265    7,401,174
  Less 63,551 (1999 and 1998) shares at cost
         Held in Treasury                      (     274,205)(    274,205)

          Total Stockholders' Equity               9,477,779    8,590,688

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                          $ 21,743,684 $ 19,605,117


* Restated for Comparative Purposes
                             Page 2

PARADISE, INC.                                  COMMISSION FILE NO. 0-3026

Item 1.   Financial Statements (Continued)

(a) (1)    CONSOLIDATED STATEMENTS OF INCOME

                                               FOR THE THREE MONTHS ENDED
                                                      JUNE 30
                                                1999               1998 *

Net Sales                                   $ 1,610,547      $    988,517

Costs and Expenses:
 Cost of Goods Sold                           1,390,848         1,029,650
 Selling, General and Administrative Expense    669,337           627,130
 Depreciation and Amortization                  202,362           185,282
 Interest Expense - Long Term                    47,802            54,508
 Interest Expense - Short Term                   40,336            58,169

        Total Expenses                        2,350,685         1,954,739

Earnings (Loss) from Operations             (   740,138)      (   966,222)

Other Income                                     20,592            11,468
Contribution of Land - Net of Tax Benefit             0       (   523,422)
Gain (Loss) on Sale of Real Estate Investment         0           621,128
Gain (Loss) on Contribution                           0           711,373

Earnings (Loss) Before Income Taxes         (   719,546)      (   145,675)

Provision for Income Taxes                            0                 0

Net Earnings (Loss)                        $(   719,546)     $(   145,675)


Earnings (Loss) per Common Share                 $(1.39)           $(0.28)


















* Restated for Comparative Purposes

                              Page 3
PARADISE, INC.                                  COMMISSION FILE NO. 0-3026

Item 1.   Financial Statements (Continued)

(a) (1)    CONSOLIDATED STATEMENTS OF INCOME

                                                FOR THE SIX MONTHS ENDED
                                                       JUNE 30
                                                1999              1998 *

Net Sales                                   $ 2,429,927       $ 2,314,891

Costs and Expenses:
 Cost of Goods Sold                           2,180,638         1,906,870
 Selling, General and Administrative Expense  1,275,119         1,177,507
 Depreciation and Amortization                  381,656           365,549
 Interest Expense - Long Term                    92,183           109,300
 Interest Expense - Short Term                   40,336            58,169

        Total Expenses                        3,969,932         3,617,395

Earnings (Loss) from Operations              (1,540,005)       (1,302,504)

Other Income                                     37,914            36,951
Contribution of Land - Net of Tax Benefit             0       (   523,422)
Gain (Loss) on Sale of Real Estate Investment         0           621,128
Gain (Loss) on Contribution                           0           711,373

Earnings (Loss) Before Income Taxes          (1,502,091)      (   456,474)

Provision for Income Taxes                            0                 0

Net Earnings (Loss)                         $(1,502,091)     $(   456,474)


Earnings (Loss) per Common Share                 $(2.89)           $(0.88)


















* Restated for Comparative Purposes

                              Page 4
PARADISE, INC.                                  COMMISSION FILE NO. 0-3026

Item1.  Financial Statements (Continued)

(a) (1)  CONSOLIDATED STATEMENTS OF CASH FLOWS

                                               FOR THE SIX MONTHS ENDED
                                                        JUNE 30,
                                                 1999            1998
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                   $(1,502,091) $(   456,474)
  Adjustments to Reconcile Net Loss to Net
     Cash Used in Operating Activities:
       Depreciation and Amortization             381,656        365,549
       Deferred Tax Benefit                            0    (   316,092)
       Contribution of Land                            0        840,000
       Gain on Sale of Real Estate Investment          0    (   551,707)
       Gain on Contribution                            0    (   711,373)
       Decrease (Increase) in:
         Accounts Receivable                  (   67,460)     1,308,391
         Inventories                          (7,248,014)    (8,656,499)
         Income Tax Receivable                         0     (   67,085)
         Prepaid Expenses                    (   212,074)    (  106,631)
      Increase (Decrease) in:
         Accounts Payable                      2,544,641      3,803,674
         Accrued Expense                     (   882,227)    (1,308,384)
         Income Taxes Payable                          0     (  100,916)

      Net Cash Used in Operating Activities   (6,985,569)    (5,957,547)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from Sale of Real Estate Investment         0        684,928
  Purchase of Property and Equipment         (   926,884)   (   348,194)

      Net Cash Provided by
        (Used in) Investing Activities       (   926,884)       336,734

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from Issuance of Long-Term Debt       825,000              0
  Net Proceeds of Short-Term Debt              5,198,229      3,652,352
  Principal Payments of Long-Term Debt       (   489,323)   (   509,158)
  Dividends Paid                             (   233,794)   (   129,887)
  Increase in Other Assets                  (     68,558)   (   154,273)

      Net Cash Provided by
         Financing Activities                  5,231,554      2,859,034

           Net Decrease in Cash               (2,680,899)    (2,761,779)

CASH AT BEGINNING OF PERIOD                    2,728,646      2,816,008

CASH AT END OF PERIOD                      $      47,747  $      54,229

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING AND INVESTING ACTIVITIES:

  PROCEEDS OF LONG-TERM DEBT USED TO:
     Purchase Equipment                              $ 0            $ 0

                              Page 5

PARADISE, INC.                                  COMMISSION FILE NO. 0-3026

Item 1.  Financial Statements (Continued)

(g) Earnings per common share, assuming no dilution, are based on the weighted average number of shares outstanding during the period: 519,170 (1999 and 1998).

(h) The foregoing information is unaudited, but, in the opinion of management , includes all adjustments, consisting of normal accruals, necessary for a fair presentation of the results for the period reported.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

 As repeated in every interim financial statement, it is the opinion of management that only an analysis of a full year's operation will yield a meaningful measure of the Company's performance. The reason for this caveat is that the sales in Paradise's core business, glace' (candied) fruit, are extremely seasonal. These products are used primarily as ingredients for Thanksgiving and Christmas holiday confections, and approximately 80% of total annual sales in this segment of business are concentrated between early September and late October each year.

     However, in order to make timely deliveries during this short period of peak demand, the Company must manufacture product throughout the year, and build large inventories. This results in (i) the need for relatively large borrowings to supply short-term working capital, and (ii) substantial operating losses until well into the third quarter of the calendar year, even during the most profitable years, as there is little income to offset ongoing expenses.

     Likewise, comparison of the current quarter with the quarter immediately preceding yields little in the way of useful information, as operations are materially different during each quarter, depending upon harvests and other factors.

     Therefore, discussion of the comparison of data contained in interim reports is limited to the year to date as it relates to the similar period during the prior year.

The First Six Months

     The most obvious and material difference this year as compared to last was the sale of the Company's real estate investment during June 1998. This relatively complex, tax-advantaged transaction was reported in the June 30, 1998 financial statements as a one-time gain aggregating more than $800,000. Since part of the transaction involved a donation, there is a residual tax benefit carried forward to this and subsequent years.

     Comparative sales for the period are up almost 5%, with the most meaningful gain (11%) occurring in the plastics molding segment of business, continuing a strategically planned growth begun during the prior year. There was also a significant percentage improvement in brined pineapple sales by the Company's Mexican subsidiary. However, the latter comprises only a very small part of overall annual sales.

     As to glace' (candied) fruit, which accounted for more than 85% of total sales during 1998, sales-to-date represent only 3% of the total reported in that segment at year-end. Given this relative magnitude, it is the opinion of management that the small variations in the periods compared have little value in analyzing performance.






                              Page 6
PARADISE, INC.                                  COMMISSION FILE NO. 0-3026

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The First Six Months (Continued)

 As reported earlier, the rebuilding of a manufacturing area, begun in late 1998 and completed in April 1999, delayed the start-up of production activities this year, as compared to last. That translated into lower production to date and a smaller increase in inventory valuations. That is the principal reason that the increase in costs of goods sold is proportionately greater than the increase in sales. Other than higher raw material costs for greater plastics sales, most other expenses in this category were significantly lower. Management attributes this only to timing differences, and does not forecast a continuation of this trend by year-end.

     Selling, general and administrative expenses increased approximately 11%, as compared to the similar period during the prior year, with the most noteworthy added costs accruing in payroll, group insurance, and advertising and promotion.

     Depreciation and amortization changed little, consistent with changes in depreciable fixed assets. Interest expense declined by more than 20%, reflecting the continued liquidation of long-term debt, later borrowing for inventory financing, and ongoing favorable rates.

Summary

    The Company sustained a materially greater loss during the first six months of 1999, as compared to the same period during the prior year. Of course, the bulk of this was due to the non-operating, unusual and one-time nature of the sale of assets, which occurred during June 1998. While the operating loss to date is significant, it will be noted that income (loss) from operations has improved since the end of the first fiscal quarter, when compared to the similar periods during the prior year. Also, given the small percentage of anticipated annual sales reported herein, it is the opinion of management that it is far too early to forecast year-end results with any degree of confidence.


PART II.  OTHER INFORMATION

 None of the item numbers on captions are applicable to this report and are, therefore, omitted.


                             SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 6, 1999                    PARADISE, INC.



                                        s/ Melvin S. Gordon
                                        Melvin S. Gordon, President



                                        s/ Eugene L. Weiner
                                        Eugene L. Weiner, Executive Vice
                                        President, Secretary-Treasurer

                               Page 7