Form 10QSB
period 1999-09-30
PARADISE INC
filed 1999-11-15
CIK 76149

FORM 10 - QSB

          SECURITIES AND EXCHANGE COMMISSION


               Washington, D.C.  20549

     QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF

         THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended September 30, 1999
                    Commission File No. 0-3026

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

          Class                              Outstanding as of September 30,
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

                                                          AS OF SEPTEMBER 30,
                                                        1999           1998 *
      ASSETS

CURRENT ASSETS:
  Cash and Unrestricted Demand Deposits       $       61,956$      14,868
  Accounts and Notes Receivable, Less
    Allowances of $-0- (1999 and 1998)             7,649,520    9,729,664
  Inventories:
    Raw Materials                                  1,682,325    1,610,657
    Work in Process                                  531,213      487,575
    Finished Goods                                 8,362,173    7,337,272
  Deferred Income Tax Asset                          517,085      239,453
  Income Tax Refund Receivable                       290,988            0
  Prepaid Expenses and Other Current Assets          348,000      268,418

          TOTAL CURRENT ASSETS                    19,443,260   19,687,907

  Property, Plant and Equipment, Less
    Accumulated Depreciation of $13,986,907
    (1999) and $13,334,948 (1998)                  5,911,394    5,402,464
  Deferred Charges and Other Assets                  676,349      446,154

TOTAL ASSETS                                    $ 26,031,003 $ 25,536,525

        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes and Trade Acceptances Payable          $   8,303,556 $  7,427,827
  Current Portion of Long-Term Debt                1,114,776    1,027,169
  Accounts Payable                                 2,461,288    2,960,331
  Accrued Liabilities                              1,047,347    1,004,151
  Federal and State Income Taxes Payable             262,000    1,041,416

          TOTAL CURRENT LIABILITIES               13,188,967   13,460,894

LONG-TERM DEBT, NET OF CURRENT PORTION               944,864    1,018,757

DEFERRED INCOME TAX LIABILITY                        451,689      296,531

STOCKHOLDERS' EQUITY:
  Common Stock: Auth; 2,000,000 shs. @ $.30
     Par Value; Issued 582,721 (1999 and 1998)       174,926      174,926
  Capital in Excess of Par Value                   1,288,793    1,288,793
  Retained Earnings                               10,255,969    9,570,829
  Less 63,551 (1999 and 1998) shares at cost
         Held in Treasury                      (     274,205)(     274,205)

          Total Stockholders' Equity              11,445,483   10,760,343

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                          $ 26,031,003 $ 25,536,525


* Restated for Comparative Purposes

                             Page 2

PARADISE, INC.                                  COMMISSION FILE NO. 0-3026

Item 1.   Financial Statements (Continued)

(a) (1)    CONSOLIDATED STATEMENTS OF INCOME

                                                 FOR THE THREE MONTHS ENDED
                                                        SEPTEMBER 30
                                               1999              1998 *

Net Sales                                   $ 9,439,028      $ 12,824,713

Costs and Expenses:
 Cost of Goods Sold                           5,566,483         7,782,576
 Selling, General and Administrative Expense  1,243,844         1,936,872
 Depreciation and Amortization                  206,258           375,511
 Interest Expense - Long Term                    47,172            54,508
 Interest Expense - Short Term                  151,696           260,166

        Total Expenses                        7,215,453        10,409,633

Earnings from Operations                      2,223,675         2,415,080

Other Income (Expense)                   (        3,111)           29,092
Contribution of Land - Net of Tax Benefit                   (     523,422)
Gain on Sale of Real Estate Investment                            621,128
Gain on Contribution                                              711,373

Earnings Before Income Taxes                  2,220,464         3,253,251

Provision for Income Taxes                      262,000         1,229,272

Net Earnings                                $ 1,958,464     $   2,023,979


Earnings per Common Share                       $ 3.77            $ 3.90


















* Restated for Comparative Purposes

                              Page 3
PARADISE, INC.                                  COMMISSION FILE NO. 0-3026

Item 1.   Financial Statements (Continued)

(a) (1)    CONSOLIDATED STATEMENTS OF INCOME

                                                 FOR THE NINE MONTHS ENDED
                                                       SEPTEMBER 30
                                                1999             1998 *

Net Sales                                  $ 11,868,955      $ 14,151,087

Costs and Expenses:
 Cost of Goods Sold                           7,747,121         8,659,796
 Selling, General and Administrative Expense  2,518,963         2,487,249
 Depreciation and Amortization                  587,914           555,778
 Interest Expense - Long Term                   139,354           109,300
 Interest Expense - Short Term                  192,032           260,166

        Total Expenses                       11,185,384        12,072,289

Earnings from Operations                        683,571         2,078,798

Other Income                                     34,803            54,575
Contribution of Land - Net of Tax Benefit                   (     523,422)
Gain on Sale of Real Estate Investment                            621,128
Gain on Contribution                                              711,373

Earnings Before Income Taxes                    718,374         2,942,452

Provision for Income Taxes                      262,000         1,229,272

Net Earnings                              $     456,374     $   1,713,180


Earnings per Common Share                       $ 0.88           $ 3.30


















* Restated for Comparative Purposes

                              Page 4
PARADISE, INC.                                 COMMISSION FILE NO. 0-3026

Item1.  Financial Statements (Continued)

(a) (1)  CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 FOR THE NINE MONTHS ENDED
                                                      SEPTEMBER 30,
                                                 1999              1998 *
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Earnings                          $        456,374  $      1,713,180
  Adjustments to Reconcile Net Earnings to Net
     Cash Used in Operating Activities:
       Depreciation and Amortization             587,914           555,778
       Deferred Tax Benefit                                  (     197,125 )
       Contribution of Land                                        840,000
       Gain on Sale of Real Estate                           (     621,128 )
       Gain on Contribution                                  (     711,373 )
       Decrease (Increase) in:
         Accounts Receivable               (  6,896,048 )    (   7,748,149 )
         Inventories                       (  4,910,806 )    (   5,919,991 )
         Prepaid Expenses                  (     69,513 )    (      65,474 )
      Increase (Decrease) in:
         Accounts Payable                     1,584,828          2,590,612
         Accrued Expense                   (    691,203 )    (     854,012 )
         Income Taxes Payable                   262,000            940,500

           Net Cash Used in
               Operating Activities        (  9,676,454 )    (   9,477,182 )

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from Sale of Real Estate                                754,349
  Purchase of Property and Equipment       (  1,058,749 )    (     451,674 )

           Net Cash Provided by (Used in)
               Investing Activities        (  1,058,749 )          302,675

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net Proceeds of Short-Term Debt             8,090,979          7,272,025
  Proceeds from Issuance of Long-Term Debt      825,000
  Principal Payments of Long-Term Debt    (     573,869 )     (    763,794 )
  Dividends Paid                          (     233,794 )     (    134,864 )
  Increase in Other Assets                (      39,803 )

           Net Cash Provided by
               Financing Activities           8,068,513          6,373,367

           Net Decrease in Cash            (  2,666,690 )     (  2,801,140 )

CASH AT BEGINNING OF PERIOD                   2,728,646          2,816,008

CASH AT END OF PERIOD                   $        61,956   $         14,868





* Restated for Comparative Purposes

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


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

 As repeated in every interim financial statement, it is the opinion of management that only an analysis of a full year's operation will yield a meaningful measure of the Company's performance. That is because the sales in Paradise's core business, glace' (candied) fruit, are extremely seasonal. These products are used primarily as ingredients for Thanksgiving and Christmas holiday confections, and approximately 80% of total annual sales in this segment of business are concentrated between early September and mid-November each year.

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

The First Nine Months

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

     Comparative net sales for the period are down 16%. While sales in the molded plastics segment of business have increased by 21%, net sales in the glace' (candied) fruit segment have declined sharply.

                    Page 6
PARADISE, INC.
COMMISSION FILE NO. 0-3026

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The First Nine Months (Continued)

The reasons for this are threefold: (1) returns of merchandise sold during 1998 materially exceeded expectations; (2) management imposed limits on 1999 shipments to customers making relatively large returns; and (3) timing differences of some customers' orders, which were shipped during September of last year, but are scheduled for shipment during October of the current year.

In the opinion of management, some of the lost sales will be regained. But, given reasons (1) and (2) above, it is not likely that these differences will be totally overcome, unless there are unusually strong reorders.

 As to the plastics segment, sales continue to grow in the custom molded, engineered plastics sector, a higher profit and more stable facet of the industry. This sector requires higher technology both in equipment and personnel, and is an area in which the Company has been concentrating its efforts during recent years.

 Costs of goods sold declined significantly, but not in a proportion equal to the decline in sales. This is due, in large measure, to unit cost increases in certain raw materials, a general factory wage increase, and charges against inventory valuations caused by higher returns.

Selling, general and administrative expenses declined a little more than 1%, reflecting lower sales commissions and other selling costs, and moderately higher salary, group insurance, and professional services expenses. Much of the latter accrued from an independent review, and the reprogramming and testing of data processing facilities to ensure "Y2K" compliance. This work has been completed and tested successfully.

 Depreciation and amortization changed little, consistent with changes in depreciable fixed assets. Interest expense declined by more than 10%, reflecting the continued liquidation of long-term debt, later borrowing for inventory financing, and ongoing favorable rates.

Summary

 The Company sustained a significantly greater loss during the first nine months of 1999, as compared to the same period during the prior year. Of course, nearly $810,000, or $1.56 of the total difference in earnings of $2.42 per share, was due to the non-operating, unusual and one-time nature of the profits realized from the sale of assets, which occurred during June, 1998. The reduction in operating income, as compared to the first three quarters of 1998, is attributed primarily to reduced sales and the expenses related to unanticipated returns of 1998 sales.





                    Page 7

PARADISE, INC.
COMMISSION FILE NO. 0-3026

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Summary (Continued)

 As disclosed in a number of previous filings, at year-end, the Company estimates returns on current year sales, and sets aside a reserve for profits anticipated to be lost therefrom. To the extent that returns exceed these estimates, profits in the ensuing year are eroded. Management reviews customer orders carefully, and limits shipments to customers who have made excessive returns during the prior year.

 However, during 1998, having acquired several new customers, and with the magnitude of mergers, etc. in the supermarket industry, management did not have the comprehensive net sales history needed to make adequate forecasts. In addition, an extremely warm autumn and early winter last year discouraged holiday home baking, depressed sales to consumers, and resulted in larger in-store returnable merchandise at holiday season's end.

 Even if current selling trends are maintained, there is still a large and very significant percentage of 1999 estimated sales to be made during the final quarter. It is the opinion of management that these sales will result in year-end operating earnings consistent with those produced within the past several years. As mentioned above, there will be income tax benefits carried forward from 1998 transactions.


PART II.  OTHER INFORMATION

 None of the item numbers on captions are applicable to this report and are, therefore, omitted.






















                    Page 8
PARADISE, INC.
COMMISSION FILE NO. 0-3026



                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 10, 1999                      PARADISE, INC.



                    s/ Melvin S. Gordon
                    Melvin S. Gordon, President


                    s/ Eugene L. Weiner
                    Eugene L. Weiner, Executive Vice
                    President, Secretary-Treasurer

































                     Page 9