Form 10KSB
period 1999-12-31
PARADISE INC
filed 2000-04-05
CIK 76149

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549

                          FORM 10-KSB
          ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

          For the Fiscal Year Ended December 31, 1999
                   Commission File No. 0-3026

                         PARADISE, INC.
                    INCORPORATED IN FLORIDA
               IRS IDENTIFICATION NO.  59-1007583

            1200 DR. MARTIN LUTHER KING, JR., BLVD.
                   PLANT CITY, FLORIDA  33566
                 TELEPHONE NO.  (813) 752-1155

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

          Issuer's revenues for its most recent fiscal year:    $21,544,325

          State the aggregate market value of the voting stock held by nonaffiliates of the registrant, $4,575,306 (as of January 31, 2000 , bid price $15.50)

          Class                              Outstanding at December 31, 1999

          Common Stock,
           $.30 Par Value                         519,170 Shares
                         PARADISE, INC.

                 1999 FORM 10-KSB ANNUAL REPORT
                       TABLE OF CONTENTS

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

Item 3.   Legal Proceedings                                           I - 6

Item 4.   Submission of Matters to a Vote of
            Security Holders                                          I - 6

                             PART II

Item 5.   Market for Common Equity and
             Related Stockholder Matters                         II-1 - II-2

Item 6.   Management's Discussion and Analysis or
             Plan of Operation                                  II-3 - II-8

Item 7.   Financial Statements                                  II-9 - II-30

Item 8.   Changes In and Disagreements with Accountants
             On Accounting and Financial Disclosure                II - 31

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

(b) The Company's operations are conducted through two business segments. These segments, and the primary operations of each, are as follows:

          BUSINESS SEGMENT                 OPERATION

                 Candied Fruit          Production of candied fruit, a basic
                                        fruitcake ingredient, sold to
                                        manufacturing bakers, institutional
                                        users, and retailers for use in home
                                        baking.  Also, during some years, but
                                        not 1999, the processing of frozen
                                        strawberry products for sale to
                                        commercial and institutional users
                                        such as preservers, dairies, drink
                                        manufacturers, etc.

                 Molded Plastics        Production of plastic containers, for
                                        the Company's products, and other
                                        molded plastics for sale to unaffiliated customers.

  For further segment information, refer to Note 11 in Part II, Item 7 of this Annual Report.



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

          In terms of candied fruit dollar sales, during 1999, approximately 20% were shipped to manufacturing bakers and other institutional users, with the balance being sold through supermarkets and other retail outlets for ultimate use in the home.

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

          The trademarks "Paradise," "Dixie," "Mor-Fruit" and "Sun-Ripe" are registered with the appropriate Federal and State authorities for use on the Company's candied fruit. These registrations are kept current, as required, and have a value in terms of customer recognition. The Company is also licensed to use the trademarks "White Swan,"
          "Queen Anne," "Palm Beach," "Golden Crown," and "Pennant" in the sale of candied fruit.

          The demand for fruit cake materials is highly seasonal, with over 86% of sales in these items occurring during the months of September,
          October and November.  However, in order to meet   delivery
          requirements during this relatively short period, the Company must process candied fruit and p eels for approximately ten months during the year.  Also, the Company must acquire the fruits used as raw materials during their seasonal growing periods.  These
          factors                      I-2
Item 1.    Description of Business (Continued)

          result in large inventories, which require financing to meet relatively large short-term working capital needs.

          The packaging and sale of edible nuts began during 1993, but was discontinued after 1998.

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

          While there are significant freight cost advantages in the sale and marketing of local strawberries to customers in the eastern U.S., growers and producers on the West Coast, from southern California to Washington state, still dominate pricing and marketing conditions. The Company estimates more than 90% of total U.S. strawberry production is located in this area.

          Therefore, Paradise limits its activities in this market to years in which basic supply and demand statistics, such as West Coast harvest predictions and frozen strawberry prior year inventory carryovers, lead to a reasonable anticipation of profitability.
          There were no strawberry operations during 1999 and 1998, and limited sales during 1997.

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

I-3

Item 1.   Description of Business (Continued)

          Many of the commercial bakers and other in stitutional accounts face the same seasonal demands as the Company, and must contend with similar short-term working capital needs.
          The Company accommodates some of these customers with extended payment terms of up to ninety days.

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

          During 1999, the Company derived more than 17% of its consolidated revenues from sales to the affiliated companies, Wal-Mart Stores, Inc. and Sam's Club. These affiliated companies are not related to Paradise, Inc. Sales to each of these affiliates were made separately, and each is shipped a different brand of fruit products, and is invoiced by a separate Paradise subsidiary. In addition, slightly more than 5% of total consolidated revenues were sold to Publix Supermarkets, Inc.
          No other customer reached this threshold, but it should be noted that recent acquisitions and merger targets of several very large supermarket chains, i.e. Kroger and Albertsons, when consolidated and taken together, could equal a total of 5% of revenues. However , to date, these acquisitions have retained their original identity and autonomy to the extent that they are sold, shipped and invoiced separately.

          While there is no industry-wide data available, management estimates that the Company sold approximately 60-70% of all candied fruits and peels consumed in the U.S. during 1999. The Company knows of two major competitors; however, it estimates that none of these has as large a share of the market as the Company's.

          The molded plastics industry is very large and diverse, and management has no reasonable estimate of its total si ze. Many products produced by the Company are materials for its own use in the packaging of candied fruits for sale at the retail level. Outside sales represent approximately 70% of the Company's total plastics production at cost, and, in terms of the overall market, are insignificant.

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

          By local ordinance, it is required that all water effluent is metered, tested and discharged into a municipal industrial waste treatment plant.
          During 1999, costs for this discharge exceeded $289,000, and management estimates that all expenses directly related to compliance with environmental regulations total well over $400,000 annually.

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

          During 1985, the Company acquired approximately 5.2 acres immediately adjacent to, and to the West of, its main plant building. Several buildings and a truck weigh t scale existed on the property. Some of these facilities have been significantly updated
          , remodeled,

                          I-5
Item 2.   Description of Property (Continued)

          and/or rebuilt and are used for the strawberry processing and some plastics molding operations. Other facilities, in excess of the Company's current needs, are leased to others.

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

Item 4.   Submission of Matters to a Vote of Security Holders

                               None
















                              I-6
                            PART II

Item 5.   Market for Common Equity and Related Stockholder Matters

          On August 22, 1997 the Securities and Exchange Commission issued new listing requirements for companies listed on the NASDAQ Small
          Cap Market. The new requirements became effective on February 23, 1998. As of March 2000, the Company had not met the listing criteria.

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

               1999

               First Quarter            17 1/4      15 1/2
               Second Quarter           16 7/8      15 3/4
               Third Quarter            16 3/4      15 3/4
               Fourth Quarter           16 3/4      15 1/2

               1998

               First Quarter            19         13 1/4
               Second Quarter           18         15
               Third Quarter            18         15 1/4
               Fourth Quarter           18         15 1/4


(b)       Approximate Number of Equity Security Holders

          As of December 31, 1999, the approximate number of holders of record of each class of equity securities of the Registrant were:

                                       NUMBER OF
          TITLE OF CLASS           HOLDERS OF RECORD

          Common Stock, $.30 Par Value                          219





                              II-1
Item 5.   Market for Common Equity and Related Stockholder MatterS(Continued)

(c)       Dividend History and Policy

          The Company has declared dividends of $.35 (1999) and $.45 (1998) and $.25 (1997). Dividends have been declared and paid annually, only when warranted by profitability and permitted by lending agreements.

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



























                              II-2
Item 6.        Management's Discussion and Analysis or Plan of Operation

          Summary

  The following tables set forth for the periods indicated (i) percentages which certain items in the financial data bear to net sales of the Company and (ii) percentage increase of such items as compared to the indicated prior period.

                      RELATIONSHIP TO                  PERIOD TO PERIOD
                       TOTAL REVENUE                 INCREASE (DECREASE)
                   YEAR ENDED DECEMBER 31,                YEARS ENDED

                        1999    1998   1997               1999-98   1998-97
NET SALES:
 Candied Fruit and Nuts 83.5%  86.8%   86.7%              -5.7%     -0.1%
     Molded  Plastics   16.5   13.2    13.3               22.9      -0.8

                       100.0  100.0   100.0               -1.9      -0.2
Cost of Sales           66.0   65.3    64.5               -0.8       1.0
Selling, General and
 Administrative Expense 19.4   19.2    20.3               -1.1      -5.4
Depreciation and
     Amortization        4.0    4.1     4.1               -3.7      -2.0
Interest Expense         1.9    2.4     2.5              -22.2      -3.3

Earnings from Operations 8.7    9.0     8.6               -5.4       5.2
Material Infrequent Items:
     Contribution of Land0.0   -3.8     0.0
     Gain on Sale of Real
      Estate Investment  0.0    2.8     0.0
     Gain on Contributio 0.0    3.3     0.0
 Other Income            0.0    0.4     0.3              -110.6     61.61
Earnings Before
     Provision for Income
     Taxes               8.7   11.7     8.9               -27.4      32.2
Provision for Income
     Taxes               3.3    2.5     3.4                28.0     -24.9

Net Earnings             5.4%   9.2%    5.5%             -42.6%      67.3%


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

          (3)  Results of Operations

                 1999 Compared to 1998

          Absent the material and unusual transaction during 1998, in which the Company sold its Real Estate Asset (as described fully in the discussion of "1998 Compared to 1997" below), operations during 1999 closely tracked both of the preceding years in many respects.

          In the comparison of 1999 to 1998, overall net sales decreased by less than 2%. On a segment of business basis, candied fruit sales declined by over 5.5%, while plastics sales increased nearly 23%.

          In the fruit segment, gross sales remained fairly constant, the difference in net sales being entirely due to an excess of returns of merchandise sold during 1998, but received and credited during 1999. As disclosed in past filings, it is trade practice among almost all sellers of "holiday" or seasonal merchandise to allow for the return by buyers of unsold merchandise at the end of the season. In addition, many supermarket chains have established "reclamation centers," which have become profit centers within themselves, and have added to the burden of most vendors. Also, it has been disclosed previously that the Company sets aside certain percentages of current sales as a provision for anticipated lost profits on returns.

          In plastics, sales to unaffiliated customers grew by nearly 23%, as the Company continued to build its custom molding and value added business, a focus begun several years ago when generic and other low value items were removed from production. Management continues to be optimistic about the growth potential of this segment.

          In comparing the year just ended with the prior year, when expressed as a proportion of sales, there was less than a 1% variation in costs of goods sold; selling, general and administrative expenses; depreciation and amortization; and interest. In other words, there was little significant change in the broad classifications of operating expenses. There were some increases in hourly wage rates, salaries, group medical coverage, the costs of some raw materials, and several other areas.

                         II-4
Item 6.   Management's Discussion and Analysis or Plan of Operation (Continued)

          (3)  Results of Operations (Continued)

                     1999 Compared to 1998 (Continued)

          There was, however, a material change in after-tax earnings. Of the $859,000 or over 42% difference, almost $575,000 or nearly 29% was directly attributable to the after-tax profits derived from the 1998 sale of the Real Estate Asset. Much of the balance of the difference arose from the volume of 1998 sales returned during 1999, for which the provision for lost profits on returns was not adequately reserved during 1998.

          During 1999, management limited sales to customers with high returns during the prior year. Indications, both at year-end and subsequent to closing, are that returns of 1999 sales during the year 2000 will be materially less, and that provisions made for lost profits in the accompanying financial statements will be adequate.

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

                1998 Compared to 1997 (Continued)

          It should also be noted that inventories increased by $2.1 million. This merchandise was acquired and/or produced in anticipation of a significantly delayed start-up of 1999 processing, caused by major remodeling of part of the production facilities, now underway, and which includes improvements to mandated air emission quality controls.

          Perhaps one of the most widely discussed issues in business today is the "Y2K Question". In that regard, all Paradise electronic data programs have been audited by an independent information systems specialist, and those requiring correction were modified. Management considers the Company now to be Y2K compliant, but, of course, the ultimate tests will take place when these systems are interfaced with those modifications made by suppliers and customers.

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

                   1998 Compared to 1997 (Continued)

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





                         II-7
Item 6.   Management's Discussion and Analysis or Plan of Operation (Continued)

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

Item 7.        Financial Statements








               INDEPENDENT AUDITORS' REPORT

March 17, 2000

To The Board of Directors
   and Shareholders of
Paradise, Inc.
Plant City, Florida

We have audited the accompanying consolidated balance sheets of Paradise, Inc., and subsidiaries as of December 3l, l999, 1998 and l997, and the related consolidated statements of earnings, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Paradise, Inc., and subsidiaries as of December 3l, l999, 1998 and l997, and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

Respectfully submitted,

BELLA, HERMIDA, GILLMAN, HANCOCK & MUELLER



Certified Public Accountants
Plant City, Florida

PARADISE, INC.
AND SUBSIDIARIES

                                         CONSOLIDATED BALANCE SHEETS


                                                 ASSETS

                                                    DECEMBER 31,
                                          1999           1998          1997

CURRENT ASSETS:
    Cash                             $   1,199,661  $   2,728,646  $   2,816,008
    Accounts Receivable, Net of Allowance
       for Doubtful Accounts of $ -0-    2,680,782        753,472      1,981,515
    Inventories                          5,716,213      5,664,905      3,515,513
    Prepaid Expenses and Other Current
       Assets                              316,074        278,378        246,547
    Deferred Income Tax Asset              436,616        517,084        239,453
    Income Tax Refund Receivable           103,592        290,989          1,318

      Total Current Assets              10,452,938     10,233,474      8,800,354



INVESTMENTS:
    Real Estate, at Cost                                                 261,848



PROPERTY, PLANT AND EQUIPMENT:
    Net of Accumulated Depreciation of
       $14,108,805 (1999), $13,384,647
       (1998) and $12,808,973 (1997)     5,792,081      5,406,282      5,476,764



OTHER ASSETS                               652,667        670,823        687,677



TOTAL ASSETS                          $ 16,897,686   $ 16,310,579   $ 15,226,643


    The Accompanying Notes are an Integral Part of
        These Consolidated Financial Statements

          LIABILITIES AND STOCKHOLDERS' EQUITY

                                                    DECEMBER 31,

                                     1999             1998           1997

CURRENT LIABILITIES:
 Short-Term Debt              $       200,460   $       212,578  $       155,802
 Accounts Payable                     466,031           876,362          369,719
 Accrued Expenses                   1,606,242         1,733,572        1,858,164
 Dividends Payable                    186,818           238,772          134,864
 Accrued Taxes on Income              136,530                            178,051
 Current Portion of Long-Term Debt  1,060,026         1,032,756        1,019,412

    Total Current Liabilities       3,656,107         4,094,040        3,716,012

LONG-TERM DEBT,
   NET OF CURRENT PORTION             849,325           757,551        1,790,307

DEFERRED INCOME TAX
 LIABILITY                            411,370           451,689          493,656

    Total Liabilities               4,916,802         5,303,280        5,999,975

STOCKHOLDERS' EQUITY:
 Common Stock, $.30 Par Value,
   2,000,000 Shares Authorized,
   582,721 Shares Issued, 519,170
   Shares Outstanding                 174,816           174,816          174,816
 Capital in Excess of Par Value     1,288,793         1,288,793        1,288,793
 Retained Earnings                 10,791,480         9,817,895        8,037,264

 Less:  Common Stock in Treasury,
        at Cost, 63,551 Shares        274,205           274,205          274,205

    Total Stockholders' Equity     11,980,884        11,007,299        9,226,668

TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY          $ 16,897,686     $  16,310,579     $ 15,226,643

                     PARADISE, INC.
                    AND SUBSIDIARIES

                                   CONSOLIDATED STATEMENTS OF EARNINGS


                                        FOR THE YEARS ENDED DECEMBER 31,

                                     1999            1998           1997

 NET SALES                       $  21,544,323  $  21,967,814   $  22,008,437

 COSTS AND EXPENSES:
    Cost of Goods Sold              14,222,058     14,340,730      14,201,307
    Selling, General and
     Administrative Expenses         4,167,803      4,214,796       4,455,909
    Depreciation and Amortization      863,274        895,936         914,332
    Interest Expense                   414,135        532,169         550,431

      Total Costs and Expenses      19,667,270     19,983,631      20,121,979

 EARNINGS FROM OPERATIONS            1,877,053      1,984,183       1,886,458

    Contribution of Land                          (   840,000 )
    Gain on Sale of Real Estate Investment            621,128
    Gain on Contribution                              711,373
    Other Income (Expense) - Net   (     9,949 )       93,859          58,076

 EARNINGS BEFORE PROVISION
   FOR INCOME TAXES                  1,867,104      2,570,543       1,944,534

 PROVISION FOR INCOME TAXES            711,679        556,118         740,264

 NET EARNINGS                     $  1,155,425   $  2,014,425    $  1,204,270
 EARNINGS PER SHARE:

    Basic                              $ 2.23        $ 3.88          $ 2.31

    Diluted                            $ 2.23        $ 3.88          $ 2.31

     The Accompanying Notes are an Integral Part of
        These Consolidated Financial Statements

                        PARADISE, INC.
                       AND SUBSIDIARIES

        CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
           FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                CAPITAL IN
                      COMMON    EXCESS OF   RETAINED   TREASURY
                      STOCK     PAR VALUE   EARNINGS    STOCK        TOTAL


Balance, December 31,
 1996               $ 174,816 $ 1,288,793 $ 6,962,880 $(274,205) $  8,152,284

 Cash Dividends
  Declared, $.25 per Share                (   129,886)            (   129,886)

 Net Earnings                               1,204,270               1,204,270


Balance, December 31,
 1997                 174,816   1,288,793   8,037,264  (274,205)    9,226,668

 Cash Dividends
  Declared, $.45 per Share                (   233,794)            (   233,794)

 Net Earnings                               2,014,425               2,014,425


Balance, December 31,
 1998                174,816    1,288,793   9,817,895  (274,205)   11,007,299

 Cash Dividends
   Declared, $.35 per Share               (   181,840)            (   181,840)

 Net Earnings                               1,155,425               1,155,425


Balance, December 31,
 1999              $ 174,816  $ 1,288,793 $10,791,480 $(274,205)  $11,980,884










The Accompanying Notes are an Integral Part of
These Consolidated Financial Statements

                             PARADISE, INC.
                            AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                           FOR THE YEARS ENDED DECEMBER 3l,
                                          1999         l998         l997
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Earnings                          $ 1,155,425  $ 2,014,425  $ 1,204,270
 Adjustments to Reconcile Net Earnings
  to Net Cash Provided by (Used in)
  Operating Activities:
   Increase (Decrease) in Net Deferred
    Income Tax Liability                    40,149   (  319,598)      10,487
   Depreciation and Amortization           863,274      895,936      914,332
   Loss (Gain) on Sale of Assets             2,301   (1,449,807)         233
   Charitable Contribution                              840,000
   Decrease (Increase) in:
    Accounts Receivable                 (1,927,310)   1,228,043   (  473,550)
    Inventories                         (   51,308)  (2,149,392)     524,333
    Prepaid Expenses                    (   37,696)  (   31,831)      93,488
    Refund Receivable                      187,397   (  289,671)  (      486)
    Other Assets                        (   87,677)  (  149,286)  (   95,678)
   Increase (Decrease) in:
    Accounts Payable                    (  410,331)     506,741   (  297,887)
    Accrued Expenses                    (  127,330)  (  124,592)     260,412
    Accrued Taxes on Income                136,530   (  178,051)  (  146,643)

     Net Cash Provided by (Used in)
      Operating Activities              (  256,576)     792,917    1,993,311

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of Property, Plant and
  Equipment                             (1,038,827)  (  654,024)  (  441,494)
 Proceeds From Sale of Assets                2,000      887,517       68,600

     Net Cash Provided by (Used in)
      Investing Activities              (1,036,827)     233,493   (  372,894)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net Proceeds (Repayments) of
  Short-term Debt                       (   12,118)      56,776   (  101,698)
 Proceeds from Issuance of Long-term Debt  825,000
 Principal Payments on Long-term Debt   (  773,227)  (1,019,412)  (1,056,796)
 Dividends                              (  233,794)  (  129,886)  (   51,594)
 Increase in Other Assets               (   41,443)  (   21,250)  (   21,250)

     Net Cash Used in Financing
      Activities                        (  235,582)  (1,113,772)  (1,231,338)

NET INCREASE (DECREASE) IN CASH         (1,528,985)  (   87,362)     389,079

CASH, at Beginning of Year               2,728,646    2,816,008    2,426,929

CASH, at End of Year                   $ 1,199,661  $ 2,728,646  $ 2,816,008

                            PARADISE, INC.
                           AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                          FOR THE YEARS ENDED DECEMBER 31,

                                        1999          l998           l997
SUPPLEMENTAL DISCLOSURES OF CASH
 FLOW INFORMATION:

     Cash Paid During the Year for:

     Interest                        $ 421,844      $   528,739     $ 573,379

     Income Taxes                    $ 535,000      $ 1,103,545     $ 865,703




SUPPLEMENTAL SCHEDULE OF NONCASH
 INVESTING AND FINANCING ACTIVITIES:

     Long-Term Debt Issued:

       Equipment Purchases           $  67,271         $  0         $ 398,604




DISCLOSURE OF ACCOUNTING POLICY:

For purposes of the Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.







    The Accompanying Notes are an Integral Part of
        These Consolidated Financial Statements

                     PARADISE, INC.
                    AND SUBSIDIARIES

     NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
            DECEMBER 3l, l999, 1998 AND 1997


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

NOTE 2:   INVENTORIES
                                      1999           1998            l997

          Supplies                $   119,663     $   190,065    $   154,175
          Raw Materials             1,020,612         795,304        804,213
          Work in Progress            402,939         252,661        323,272
          Finished Goods            4,172,999       4,426,875      2,233,853

          TOTAL                   $ 5,716,213     $ 5,664,905    $ 3,515,513

          Inventories are valued at the lower of cost (first-in, first-out) or market. Cost includes material, labor and factory overhead.

          Substantially all inventories are pledged as collateral for certain short-term obligations.

 NOTE 3:  PROPERTY, PLANT AND EQUIPMENT

                                             1999           l998       l997

          Land and Improvements          $    856,040   $   856,040  $   848,256
          Buildings and Improvements        5,738,010     4,899,991    4,745,587
          Machinery and Equipment          13,306,836    13,034,898   12,691,894

             Total                         19,900,886    18,790,929   18,285,737
          Less:  Accumulated Depreciation  14,108,805    13,384,647   12,808,973

             NET                         $  5,792,081   $ 5,406,282  $ 5,476,764

                    PARADISE, INC.
                   AND SUBSIDIARIES

      NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
           DECEMBER 3l, l999, 1998 AND 1997


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

          All of the real property and machinery and equipment are pledged as collateral for certain short-term and long-term obligations.

 NOTE 4:  SHORT-TERM DEBT
                                                1999       l998       1997

        Trade acceptances, letters of credit
         and other short-term debt.          $ 200,460  $ 212,578  $ 155,802

         TOTAL                               $ 200,460  $ 212,578  $ 155,802

                     PARADISE, INC.
                    AND SUBSIDIARIES

         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
              DECEMBER 3l, l999, 1998 AND 1997

NOTE 4:  SHORT-TERM DEBT (CONTINUED)

         The average monthly borrowings and weighted average interest rates were determined by month-end balances. Non-interest bearing letters of credit were included in the aggregate figures.

                                                           WEIGHTED AVERAGE
                   l999                         AMOUNT       INTEREST RATE

          Average bank short-term borrowings
               (monthly)                      $  2,517,482       8.30%

          Average aggregate short-term
            borrowings (monthly)              $  4,208,652       5.76%

          Maximum aggregate short-term
            borrowings (at any month-end)     $ 10,003,392

                                                           WEIGHTED AVERAGE
                   1998                           AMOUNT     INTEREST RATE

          Average bank short-term borrowings
            (monthly)                         $  1,925,000       8.09%

          Average aggregate short-term
            borrowings (monthly)              $  4,064,576       5.92%

          Maximum aggregate short-term
            borrowings (at any month-end)     $ 10,020,449

                                                          WEIGHTED AVERAGE
                    l997                          AMOUNT     INTEREST RATE

          Average bank short-term borrowings
            (monthly)                         $  1,882,082       9.00%

          Average aggregate short-term
            borrowings (monthly)              $  3,649,960       6.38%

          Maximum aggregate short-term
            borrowings (at any month-end)     $  9,295,974

                    PARADISE, INC.
                   AND SUBSIDIARIES

      NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
      DECEMBER 31, 1999, 1998 AND 1997


 NOTE 4:  SHORT-TERM DEBT (CONTINUED)

          Pursuant to a loan agreement, a bank has agreed to advance the Company 80% of the Company's eligible receivables and 50% of the Company's eligible inventory. Interest is payable monthly and is computed at prime plus 1/2%. Principal is due the earlier of on demand or May 31, 2000.

          This agreement is subject to certain conditions which must be met for the Company to continue borrowing, including debt service coverage and debt to equity ratios, a resting period provision, and other financial covenants.

          The amount available to be drawn down based on the available collateral at December 31, 1999 was $4,393,432, at December 31, 1998 was $3,218,216, and at December 31, 1997 was $2,831,732.


  NOTE 5: LONG-TERM DEBT
                                              1999          1998        1997

          Two Prime plus 1% notes,
           collateralized by accounts
           receivable, inventories and
           equipment.  Monthly payments
           of $76,875 plus interest.       $ 1,516,291  $ 1,260,000  $ 2,100,000

          Obligations under capital leases.
           Monthly payments totaling $20,569
           including interest at rates
           ranging from 6.40% to 9.75%,
           collateralized by equipment
           and vehicles.                       393,060      530,307      709,719

          Total Debt                         1,909,351    1,790,307    2,809,719
          Less, Current Portion              1,060,026    1,032,756    1,019,412

          LONG-TERM DEBT                   $   849,325  $   757,551  $ 1,790,307

          The aggregate principal amounts maturing in each of the subsequent years are:

                                2000                  $ 1,060,026
                                2001                      333,263
                                2002                      262,483
                                2003                      235,269
                                2004                       18,310

                                Total                 $ 1,909,351

                         PARADISE, INC.
                       AND SUBSIDIARIES

     NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
            DECEMBER 3l, l999, 1998 AND 1997

 NOTE 6:            LEASES

          The Company has certain equipment leases which are classified as capital leases. At December 3l, l999, 1998 and 1997, the amount capitalized was $1,009,636, $964,894 and $960,566, respectively, and the accumulated amortization was $439,692 (1999), $334,254
          (1998) and $213,643 (1997). The amount recognized as an obligation was $393,060, $530,307 and $709,719, respectively, which has been included in long-term debt shown in Note 5. Amortization expense is included in depreciation.

          The Company leases automobiles under operating leases ranging in length from thirty to sixty months. Lease payments charged to operations amounted to $61,419 (1999), $61,592 (1998) and $61,273
          (1997).

          At December 31, 1999, future minimum payments required under leases with terms greater than one year, and the present value of minimum capital lease payments, were as follows:
                                                      CAPITAL    OPERATING
          YEARS ENDING DECEMBER 3l,                   LEASES     LEASES

                    2000                        $    235,440  $      51,518
                    2001                             133,098         35,829
                    2002                              42,999         20,909
                    2003                              15,805          4,892

                  Total Minimum Lease Payments       427,342   $    113,148
                  Less, Amount Representing
                        Interest                      34,282

                  PRESENT VALUE OF FUTURE MINIMUM
                     CAPITAL LEASE PAYMENTS        $ 393,060

  NOTE 7:           ACCRUED EXPENSES
                                            1999        l998       l997

          Accrued Payroll and Bonuses   $  464,528   $ 383,285   $ 451,285
          Accrued Brokerage Payable        263,722     323,895     303,398
          Accrued Pension Cost (Note 8)    175,136     105,789     149,290
          Provision for Unrealized Profit
          on Retail Returns                354,000     512,000     419,000
          Accrued Royalties and Other       34,505      42,007     200,768
          Accrued Credit Due to Customers  234,896     265,715     258,852
          Accrued Insurance Payable         79,455     100,881      75,571

          TOTAL                         $1,606,242  $1,733,572  $1,858,164
          As a part of its normal sales policy, the Company allows some customers to return unsold, retail packed, candied fruit after the holiday season. A provision for the unrealized profit on these estimated returns is shown above under "provision for unrealized profit on retail returns".


                                 II-20
                     PARADISE, INC.
                    AND SUBSIDIARIES

      NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
             DECEMBER 3l, l999, 1998 AND 1997


 NOTE 8:                            RETIREMENT PLAN

          The Company and its subsidiaries have a defined benefit pension plan covering all employees who become eligible for participation in the plan on the semiannual date following one year of service (l,000 hours worked) and the attainment of age 21. The total pension cost for l999, 1998 and l997 was $156,012, $46,491 and $21,216, respectively, which includes amortization of past service cost over 10 years. The Company makes annual contributions to fund the plan equal to the amounts deductible for Federal Income Tax purposes. The benefit formula being used is known as the frozen initial liability cost method. The plan's assets consist of both fixed income assets and whole life insurance contracts. The plan has no significant nonbenefit liabilities. During 1999, the plan was amended to eliminate insured survivor benefits for new participants joining the plan on or after December 1, 1999.
                                        1999         1998          1997
          Change in Benefit Obligation:

          Benefit Obligation at
             Beginning of Year   $  3,107,332   $  2,611,957   $  2,129,059
          Service Cost                124,933        100,633         76,933
          Interest Cost               167,507        169,447        154,144
          Actuarial (Gain) Loss    (  300,707 )      386,709        393,703
          Benefits Paid            (    2,134 )   (  161,414 )   (  141,882 )
          Settlement Amount        (  919,243 )            0              0

          Benefit Obligation at
             End of Year         $  2,177,688   $  3,107,332   $  2,611,957

          Change in Plan Assets:

          Fair Value of Plan Assets at
             Beginning of Year   $  2,787,022   $  2,650,088   $  2,509,894
          Actual Return on
             Plan Assets               94,931        208,356        282,076
          Employer Contributions       86,665         89,992              0
          Benefits Paid           (     2,134 )  (   161,414 )  (   141,882 )
          Settlement Amount       (   919,243 )            0              0

          Fair Value of Plan Assets
             at End of Year      $  2,047,241   $  2,787,022    $ 2,650,088
                                    II-21

                     PARADISE, INC.
                    AND SUBSIDIARIES

      NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
             DECEMBER 3l, l999, 1998 AND 1997


 NOTE 8:                                RETIREMENT PLAN (CONTINUED)

                                      1999             1998             1997

          Funded Status (Underfunded)
             Overfunded           $ (  130,447 ) $ (  320,310 )   $   38,131
          Unrecognized Net Actuarial
             Loss                      214,577        495,626        115,523
          Unrecognized Transition
             Obligation                 30,800         45,749         60,698
          Unrecognized Prior Service
             Cost                   (  290,066 )    ( 326,854 )    ( 363,642 )

          Accrued Benefit Cost  $ (    175,136 )  $ ( 105,789 )   $( 149,290 )

          The Net Periodic Benefit Cost for 1999, 1998 and 1997 included the following components:


          Service Cost          $      124,933    $   100,633     $   76,933
          Interest Cost                167,507        169,447        154,144
          Expected Return on
             Plan Assets          (    221,489 )  (   201,750 )   (  188,022 )
          Recognized Net Actuarial
             Loss                       16,333              0              0
          Amortization of Transition
             Obligation                 14,949         14,949         14,949
          Amortization of Prior Service
             Cost                 (     36,788 )  (    36,788 )   (   36,788 )
          Loss on Settlement            90,567              0              0

          Net Periodic Benefit  $      156,012  $      46,491   $     21,216


          Weighted-Average Assumptions Used:

             Discount Rate                  6.50%     5.50%     6.50%
             Expected Long-Term Rate
                of Return                   8.00%     8.00%     7.50%
             Rate of Compensation Increase  4.05%     4.05%     4.58%


                                  II-22


                     PARADISE, INC.
                    AND SUBSIDIARIES

     NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
            DECEMBER 3l, l999, 1998 AND 1997



NOTE 8:   RETIREMENT PLAN (CONTINUED)
          In amortizing prior service costs, a straight-line amortization of the cost over the average remaining service period of employees expected to receive benefits under the plan is used. A settlement took place during 1999 as a result of a lump-sum cash payment.
          The resulting recognized loss was $90,567.

NOTE 9:   PROVISION FOR FEDERAL AND STATE INCOME TAXES

          The provisions for income taxes are comprised of the following amounts:

                                   1999          1998          1997
            CURRENT:
               Federal          $  572,377    $  722,181     $  614,930
               State                99,153       153,535        114,848

                                   671,530       875,716        729,778

            DEFERRED:
               Federal              34,281  (    272,886 )        8,953
               State                 5,868  (     46,712 )        1,533

                                    40,149  (    319,598 )       10,486
            TOTAL PROVISION FOR
               INCOME TAXES     $  711,679  $    556,118     $  740,264

         A reconciliation of the differences between the effective income tax rate and the statutory Federal income tax rate follows:
                                     1999        1998              1997
         Income Taxes Computed
          at Statutory Rate      $ 639,087  $    491,020     $  664,115
         State Income Tax, Net of
            Federal Income
            Tax Benefit             69,314        70,503         76,812
         Other, Net                  3,278   (     5,405 )    (     663 )

         PROVISION FOR INCOME
            TAXES               $  711,679  $    556,118     $  740,264

         EFFECTIVE TAX RATE          37.9%         27.1%          37.6%

                         II-23
                     PARADISE, INC.
                    AND SUBSIDIARIES

     NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
            DECEMBER 3l, l999, 1998 AND 1997


 NOTE l0:          EARNINGS PER COMMON SHARE

         Basic and diluted earnings per common share are based on the weighted average number of shares outstanding and assumed to be outstanding during the year (519,170 shares in 1999, 1998 and l997 for basic) and (519,170 shares in 1999, 1998 and 1997 for diluted).

NOTE 11:    BUSINESS SEGMENT DATA

         The Company's operations are conducted through two business segments. These segments, and the primary operations of each, are as follows:


            BUSINESS SEGMENT                               OPERATION

         Candied Fruit             Production  of candied fruit, a basic
                                   fruitcake ingredient,sold to manufacturing bakers, institutional users, and retailers for use in home baking.

         Molded Plastics           Production of plastic containers  and
                                   other molded plastics for sale to various
                                   food processors and others.
                                       YEAR            YEAR          YEAR
         NET SALES IN                  ENDED           ENDED         ENDED
                   EACH SEGMENT:       1999            l998          l997

         Candied Fruit:
           Sales to Unaffiliated
              Customers        $  17,982,873   $  19,070,109    $  19,087,836

         Molded Plastics:
           Sales to Unaffiliated
              Customers            3,561,450       2,897,705        2,920,601

        NET SALES              $  21,544,323    $  21,967,814   $  22,008,437

                                  II-24
                     PARADISE, INC.
                    AND SUBSIDIARIES

      NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
             DECEMBER 3l, l999, 1998 AND 1997


 NOTE 11:   BUSINESS SEGMENT DATA (CONTINUED)

                                          YEAR         YEAR        YEAR
                                          ENDED        ENDED       ENDED
                                          1999         l998        l997
         THE OPERATING PROFIT OF EACH SEGMENT IS LISTED BELOW:

         Candied Fruit              $ 5,587,176  $  6,276,920  $  6,563,879
         Molded Plastics              1,072,379       732,690       420,505
         OPERATING PROFIT OF
            SEGMENTS                  6,659,555     7,009,610     6,984,384

         General Corporate Exp      ( 4,368,367 ) ( 5,333,258 ) ( 4,547,495 )
         Interest Expense           (   414,135 ) (   532,169 ) (   550,431 )
         Other Income (Expense)     (     9,949 )   1,426,360        58,076

         EARNINGS BEFORE PROVISION
            FOR INCOME TAXES       $  1,867,104   $ 2,570,543   $ 1,944,534

         Operating profit is composed of net sales, less direct costs and overhead costs associated with each segment. Due to the high degree of integration between the segments of the Company, it is not practical to allocate general corporate expenses, interest, and other income between the various segments.
         IDENTIFIABLE ASSETS          YEAR        YEAR           YEAR
         OF EACH SEGMENT              ENDED       ENDED          ENDED
         ARE LISTED BELOW:            1999        l998           l997

         Candied Fruit         $ 10,506,917   $ 8,358,923   $ 7,801,873
         Molded Plastics          2,503,913     2,313,932     2,284,080
         Identifiable Assets     13,010,830    10,672,855    10,085,953
         General Corporate
             Assets               3,886,856     5,637,724     5,140,690
         TOTAL ASSETS          $ 16,897,686   $16,310,579   $15,226,643
                               II-25

                     PARADISE, INC.
                    AND SUBSIDIARIES

      NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
             DECEMBER 31, 1999, 1998 AND 1997


 NOTE 11:   BUSINESS SEGMENT DATA (CONTINUED)

         Identifiable assets by segment are those assets that are principally
         used in the operations of each segment.   General corporate  assets
         are principally cash, land and buildings, and investments.

         DEPRECIATION AND AMORTI-    YEAR       YEAR         YEAR
         ZATION EXPENSE OF EACH      ENDED      ENDED        ENDED
         SEGMENT IS LISTED BELOW:    1999       l998         l997

         Candied Fruit           $  520,541   $  559,846   $  531,789
         Molded Plastics            248,518      272,188      290,958
         Segment Depreciation and
            Amortization Expense    769,059      832,034      822,747

         General Corporate Depreciation
            and Amortization Expense 94,215       63,902       91,585

         TOTAL DEPRECIATION AND
            AMORTIZATION
            EXPENSE              $  863,274   $  895,936   $  914,332

         CAPITAL EXPENDITURES       YEAR         YEAR          YEAR
         OF EACH SEGMENT ARE        ENDED        ENDED         ENDED
         LISTED BELOW:              1999         l998          l997

         Candied Fruit         $  915,626    $  496,133    $  342,256
         Molded Plastics           97,381       116,285       229,108

         Segment Capital
            Expenditures        1,013,007       612,418       571,364
         General Corporate
            Capital Expenditures   93,093        41,606       122,712

         TOTAL CAPITAL
            EXPENDITURES      $ 1,106,100   $   654,024   $   694,076

         The Company conducts operations only within the United States. Foreign sales are insignificant; primarily all sales are to domestic companies.

                           II-26
                     PARADISE, INC.
                    AND SUBSIDIARIES

     NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
            DECEMBER 3l, l999, 1998 AND 1997


 NOTE 12:          MAJOR CUSTOMER

         The Company derives more than 17% of its consolidated revenues from sales to the affiliated companies Wal-Mart Stores, Inc. and Sam's Club. These affiliated companies are not related to Paradise, Inc. in any way. Sales to each of these affiliates are made separately, and each is shipped a different brand of fruit products and invoiced by a separate Paradise, Inc. subsidiary. The loss of sales to either or both of these affiliated companies could have a material adverse effect on operating earnings. In addition, slightly more than 5% of consolidated revenues were sales to Publix Supermarkets, Inc.


 NOTE 13:          CONCENTRATION OF CREDIT RISK

         Financial instruments which potentially subject the Company to concentration of credit risk consist principally of cash and unsecured trade receivables. The Company's cash equivalents are maintained with several financial institutions located in Florida. Accounts at each institution are secured by the Federal Deposit Insurance Corporation up to $100,000. Uninsured balances aggregate to $1,303,738 at December 31, 1999. The Company grants credit to customers, substantially all of whom are located in the United States. The Company's ability to collect these receivables is dependent upon economic conditions in the United States and the financial condition of its customers.


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






                               II-27
                     PARADISE, INC.
                    AND SUBSIDIARIES

     NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
            DECEMBER 3l, l999, 1998 AND 1997


 NOTE 14:        DEFERRED INCOME TAXES (CONTINUED)

         Significant components of the Company's deferred tax assets and liabilities at December 31, 1999, 1998 and 1997 were:


                                       1999         1998        1997
         Deferred Tax Assets resulting from:

         Inventory Valuation         $ 152,032    $ 114,212  $  81,783
         Book Provision for Loss
           of Profits                  133,210      192,666    157,670
         Contribution Carryforward     151,374      210,206

         Total Deferred Tax Assets     436,616      517,084    239,453

         Deferred Tax Liabilities resulting from:

         Tax over Book Depreciation    411,370      451,689    493,656

         Total Deferred Tax
                  Liabilities          411,370      451,689    493,656
         Net Deferred Tax
            (Asset) Liability     $ (   25,246 ) $ ( 65,395 ) $ 254,203

         The Net Deferred Tax (Asset) Liability
          is reflected in the Balance Sheet
          under these captions:

         Deferred Tax Asset       $ (  436,616 ) $ (517,084 ) $( 239,453 )
         Deferred Tax Liability        411,370      451,689      493,656

                                  $ (   25,246 ) $ ( 65,395 ) $  254,203


 NOTE 15: RESTATEMENT

         The 1997 year presented in the financial statements was affected by changes resulting from an Internal Revenue Service examination of the Company's 1994 Federal Income tax return. The 1997 year has been restated as a result of these changes. Earnings decreased $150,403 and taxes decreased $51,137 with a decrease in earnings per share of $.20.


                                II-28
                     PARADISE, INC.
                    AND SUBSIDIARIES

     NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
            DECEMBER 3l, l999, 1998 AND 1997


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


NOTE 17: FAIR VALUE OF FINANCIAL INSTRUMENTS

         All financial instruments are carried at amounts that approximate estimated fair value. These financial instruments are cash, accounts receivable, accounts payable, accrued expenses, short-term debt, and long-term debt obligations.

























                               II-29

                           PARADISE, INC.
                          AND SUBSIDIARIES

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 31, 1999, 1998 AND 1997

NOTE 18: QUARTERLY FINANCIAL DATA (UNAUDITED)

         Selected quarterly financial data is summarized as follows:

                                           QUARTER ENDED
         1999         March 31     June 30     September 30     December 31

         NET SALES  $   819,380  $  1,610,547 $  9,439,028  $  9,675,368
         GROSS PROFIT    29,590       219,699    3,872,545     3,200,431
         NET EARNINGS
           (LOSS)    (  779,140 ) (   719,546 )  1,958,464       695,647
         EARNINGS (LOSS)
           PER COMMON
           SHARE         $(1.50)      $(1.39)      $3.77          $1.34


                                       QUARTER ENDED
         1998          March 31     June 30     September 30     December 31

         NET SALES   $ 1,326,374  $   988,517  $ 13,162,570    $  6,490,353
         GROSS PROFIT    499,154      408,021     5,532,424       1,237,485
         NET EARNINGS
           ( LOSS)    (  310,799 ) (  145,675 )   1,858,856         612,043
         EARNINGS (LOSS)
         PER COMMON
           SHARE         $(0.60)       $(0.28)      $3.58             $1.18


                                               QUARTER ENDED
         1997          March 31      June 30      September 30    December 31

         NET SALES   $ 1,403,244  $ 1,481,243  $  9,332,654    $  9,791,296
         GROSS PROFIT    266,670      350,409     4,149,237       3,040,814
         NET EARNINGS
           (LOSS)    (   552,545 ) (  616,396 )   1,931,725         441,486
         EARNINGS (LOSS)
           PER COMMON
           SHARE         $(1.06)      $(1.19)        $3.71          $0.85



                                                II-30
Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                           None













































                                II-31
                                PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16 (a) of the Exchange Act

(a)                         Directors of the Registrant

       Melvin S. Gordon -   President of the Registrant, 66 years old.
                            Term of office will expire at next
                            stockholders' meeting.  Officer with
                            Registrant past 35 years.

       Eugene L. Weiner -   Director and Executive Vice-President,
                            Secretary and Treasurer of the Registrant, 68 years old. Term of office will expire at next stockholders' meeting. Officer with
                            Registrant past 34 years.

       Randy S. Gordon -    Vice President for Plastics Sales of the
                            Registrant, 44 years old. Term of office will expire at next stockholders' meeting.
                            Employee of Registrant past 21 years.

       Tracy W. Schulis -   Vice President for Fruit Sales of the
                            Registrant, 43 years old. Term of office will expire at next stockholders' meeting.
                            Employee of Registrant past 20 years.

       Mark H. Gordon -     Vice President, Manager of Fruit
                            Manufacturing,  37 years old.  Term of
                            office will expire at next stockholders' meeting. Employee of Registrant past 14 years.


(a)                         Executive Officers of the Registrant

       Melvin S. Gordon -   President, 66 years old. Term of office will
                            expire at next annual directors' meeting.
                            Officer with Registrant past 35 years.

       Eugene L. Weiner -   Executive Vice-President, Secretary,
                            Treasurer, 68 years old.  In charge of
                            operations. Term of office will expire at next annual directors' meeting. Officer with Registrant past 34 years.

                                 III-1

Item 9.  Directors and Executive Officers of the Registrant (Continued)

(b)                          Not Applicable

(c)      Family Relationships

         Melvin S. Gordon is first cousin by marriage to Eugene L. Weiner.

         Melvin S. Gordon is the father of Randy S. Gordon and Mark H. Gordon and the father-in-law of Tracy W. Schulis.

(d)                          Not Applicable


Item 10. Executive Compensation

(a) and (b)  The following information is set forth with respect to all remuneration paid or accrued by the Company and its subsidiaries during the year ended December 31, 1999 to its officers and directors as a group. Pursuant to regulation S-B Item 402 (a)(2)
             (I) and (ii) the Company's five most highly paid executive officers or directors, included in the group total, whose total remuneration exceeds $100,000 are separately listed.



























                                III-2
Item 10. Executive Compensation (Continued)

                              COMPENSATION

                            SALARIES, FEES,
NAME OF INDIVIDUAL          DIRECTORS' FEES,              ESTIMATED PROJECTED
      AND CAPACITY          COMMISSIONS AND               ANNUAL BENEFITS
    IN WHICH SERVED         BONUSES (1)                   PAYABLE (3) (4)

All Directors and
 Officers as a Group
 (5 Persons)

Melvin S. Gordon,
 President and
 Director                             $   410,611 (2)            (6)

Eugene L. Weiner,
 Executive Vice-
 President and
 Director                             $   366,401 (2)            (5)

Randy S. Gordon,
 Vice-President
 and Director                         $   208,240          $  65,025

Tracy W. Schulis,
 Vice-President
  and Director                        $   208,261          $  65,025

Mark H. Gordon,
 Vice-President
 and Director                         $   207,656          $  65,025



                        NOTES TO THE ABOVE TABLE

       1. Personal benefits consist of charges for the personal use of Company automobiles and PS-58 Costs.

       2. A deferred compensation plan was approved by The Board of Directors during 1995 to be funded beginning in 1996. Funding continued until 1998, but was discontinued during 1999.



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

       6. Received a lump-sum distribution in 1999.

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

                                Not applicable


(e)      Long-Term Incentive Plan Awards Table

                             Not Applicable


Item 11. Security Ownership of Certain Beneficial Owners and Management

(a) The following table sets forth as of December 31, 1999, information concerning the beneficial ownership of the common stock of the Company by the persons who own, are known by the Company to own,or who the Company has been advised have filed with the S.E.C. declarations of beneficial ownership, of more than 5% of the outstanding common stock.










                                III-4
Item 11. Security Ownership of Certain Beneficial Owners and Management (Continued)

                                                AMOUNT & NATURE
         NAME AND ADDRESS OF    TITLE OF        OF BENEFICIAL       PERCENT
          BENEFICIAL OWNER       CLASS          OWNERSHIP (1)      OF CLASS

         Estate of
         Frank A. Weaner
         c/o Melvin Gordon
         2611 Bayshore Blvd.    Common
          Tampa, Florida        Stock            129,060             24.8%

         Melvin S. Gordon
         2611 Bayshore Blvd.    Common
          Tampa, Florida        Stock             60,892             11.7

         TOTAL                                   189,952             36.5%

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

(c) The Company knows of no contractual arrangements which may at a subsequent date result in a change in control of the Company.

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

                                                                PAGE

(a)      Exhibit (3) - Articles of Incorporation and By-Laws   Incorporated
                                                               By Reference

         Exhibit (11) - Statement Re: Computation of Per
                                  Share Earnings                  II - 22

         Exhibit (21) - Subsidiaries of the Small Business
                                  Issuer                          III - 7


(b)      Reports on Form 8-K

         No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 1999.

























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



       March 27, 2000                         PARADISE, INC.
Date

                                      s/Melvin S. Gordon
                                    Melvin S. Gordon
                                    President


 In accordance with the Exchange Act this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.



   s/ Melvin S. Gordon     President and Director      March 27, 2000
Melvin S. Gordon                                        Date


   s/ Eugene L. Weiner     Executive Vice President
Eugene L. Weiner            and Director-Principal
                            Financial and Account-
                             ing Officer               March 27, 2000
                                                        Date


   s/ Randy S. Gordon      Vice President and
Randy S. Gordon               Director                 March 27, 2000
                                                        Date


   s/ Tracy W. Schulis     Vice President and
Tracy W. Schulis              Director                 March 27, 2000
                                                        Date


   s/ Mark H. Gordon       Vice President and
Mark H. Gordon                Director                 March 27, 2000
                                                        Date





                       SIGNATURES


 In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



       March 27, 1999                         PARADISE, INC.
Date

___________________________
Melvin S. Gordon
President


 In accordance with the Exchange Act this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

                        President and Director            March 27, 2000
Melvin S. Gordon                                           Date


                        Executive Vice President
Eugene L. Weiner          and Director-Principal
                          Financial and Account-
                          ing Officer                     March 27, 2000
                                                           Date


                        Vice President and
Randy S. Gordon            Director                       March 27, 2000
                                                           Date


                        Vice President and
Tracy W. Schulis           Director                       March 27, 2000
                                                           Date


                        Vice President and
Mark H. Gordon             Director                       March 27, 2000
                                                           Date