Form 10QSB
period 2000-03-31
PARADISE INC
filed 2000-05-15
CIK 76149

FORM 10 - QSB

          SECURITIES AND EXCHANGE COMMISSION


               Washington, D.C.  20549

     QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF

         THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended March 31, 2000
                    Commission File No. 0-3026

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

     "Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date."

          Class                              Outstanding as of  March 31,
                                              2000                   1999
         Common Stock
          $0.30 Par Value                  519,170 Shares      519,170 Shares











PARADISE, INC.                                COMMISSION FILE NO. 0-3026

PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements
 (a) (1)  CONSOLIDATED BALANCE SHEETS

                                                        AS OF MARCH 31,
                                                     2000          1999 *
      ASSETS

CURRENT ASSETS:
  Cash and Unrestricted Demand Deposits       $       38,882$      68,914
  Accounts and Notes Receivable, Less
    Allowances of $-0- (2000 and 1999)               655,137       95,118
  Inventories:
    Raw Materials                                  2,477,713    2,163,589
    Work in Process                                   34,605            0
    Finished Goods                                 6,133,728    6,340,570
  Deferred Income Tax Asset                          436,616      517,085
  Income Tax Refund Receivable                       116,062      290,988
  Prepaid Expenses and Other Current Assets          258,915      233,338

          TOTAL CURRENT ASSETS                    10,151,658    9,709,602

  Property, Plant and Equipment, Less
    Accumulated Depreciation of $14,275,947
    (2000) and $13,601,636 (1999)                  5,771,400    5,805,182
  Deferred Charges and Other Assets                  685,388      699,175

TOTAL ASSETS                                    $ 16,608,446 $ 16,213,959

        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes and Trade Acceptances Payable          $   1,181,174$   1,026,139
  Current Portion of Long-Term Debt                  502,645    1,114,079
  Accounts Payable                                 1,953,791    1,243,129
  Accrued Liabilities                                685,061      770,439
  Federal and State Income Taxes Payable                   0            0

          TOTAL CURRENT LIABILITIES                4,322,671    4,153,786

LONG-TERM DEBT, NET OF CURRENT PORTION               773,327    1,295,254

DEFERRED INCOME TAX LIABILITY                        411,370      451,689

STOCKHOLDERS' EQUITY:
  Common Stock: Auth; 2,000,000 shs. @ $.30
     Par Value; Issued 582,721 (2000 AND 1999)       174,926      174,926
  Capital in Excess of Par Value                   1,288,793    1,288,793
  Retained Earnings                                9,911,564    9,123,716
  Less 63,551 (2000 and 1999) shares at cost
         Held in Treasury                      (     274,205)(    274,205)

          Total Stockholders' Equity              11,101,078   10,313,230

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                          $ 16,608,446  $16,213,959


* Restated for Comparative Purposes

PARADISE, INC.                                  COMMISSION FILE NO. 0-3026

Item 1.   Financial Statements (Continued)

(a) (1)    CONSOLIDATED STATEMENTS OF INCOME

                                              FOR THE THREE MONTHS ENDED
                                                      MARCH 31
                                               2000               1999 *

Net Sales                                   $ 1,384,984      $  1,269,380

Costs and Expenses:
 Cost of Goods Sold                           1,444,031         1,127,290
 Selling, General and Administrative Expense    643,424           605,782
 Depreciation and Amortization                  169,633           179,295
 Interest Expense - Long Term                    28,156            40,975

        Total Expenses                        2,285,244         1,953,342

Other Income                                     20,454            17,322

Earnings (loss) from Operations
 Before Provision for Income Taxes         (    879,806)     (    666,640)
Provision for Income Taxes                            0                 0

Net Earnings (Loss)                      $ (    879,806)   $ (    666,640)


Earnings (Loss) per Common Share                $ (1.69)          $ (1.28)























* Restated for Comparative Purposes

                              Page 3
PARADISE, INC.                                   COMMISSION FILE NO. 0-3026

Item1.  Financial Statements (Continued)

(a) (1)  CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                FOR THE THREE MONTHS ENDED
                                                          MARCH 31,
                                                  2000           1999 *
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Earnings                         $(       879,806) $ (    666,640 )
  Adjustments to Reconcile Net Earnings to Net
     Cash Used in Operating Activities:
       Depreciation and Amortization            169,633         179,295
       Decrease (Increase) in:
         Accounts Receivable                  2,025,645         658,354
         Inventories                      (   2,929,833 )  (  2,839,254 )
         Prepaid Expenses                        57,159          45,040
         Other Assets                     (      34,212 )  (     39,281 )
         Income Tax Receivable            (      12,470 )
      Increase (Decrease) in:
         Accounts Payable                     1,487,760         339,338
         Accrued Expense                  (   1,107,999 )  (  1,201,905 )
         Income Taxes Payable             (     136,530 )

 Net Cash Used in Operating Activities    (   1,360,653 )  (  3,525,053 )

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of Property and Equipment      (     147,461 )  (    567,266 )

 Net Cash Used in Investing Activities    (     147,461 )  (    567,266 )

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net Proceeds of Short-Term Debt               980,714         813,561
  Principal Payments of Long-Term Debt    (     633,379 )  (    205,974 )
  Proceeds from Issuance of Long-Term Debt                      825,000

 Net Cash Provided by Financing Activities      347,335       1,432,587

           Net Decrease in Cash           (   1,160,779 )  (  2,659,732 )

CASH AT BEGINNING OF PERIOD                   1,199,661       2,728,646

CASH AT END OF PERIOD                   $        38,882   $      68,914









* Restated for Comparative Purposes

PARADISE, INC.                                    COMMISSION FILE NO. 0-3026


Item 1.  Financial Statements (continued)

    Earnings per common share, assuming no dilution, are based on the weighted average number of shares outstanding during the period: 519,170 (2000 and 1999).

    The foregoing information is unaudited, but, in the opinion of management, includes all adjustments, consisting of normal accruals, necessary for a fair presentation of the results of the period reported.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

 Overview

Paradise, Inc. reports two major segments of business: (i) the core business of glace'(candied) fruit, which includes all fruit-related operations and accounted for more than 83% of total net sales during 1999, and (ii) plastics, which represents the balance of sales, and includes all injection molding and thermoforming operations, including the manufacture of packaging for the Company's fruit products. Only sales to unaffiliated customers are reported.

Sales in the glace' fruit segment are highly seasonal, with approximately 80% of total annual sales made during the period beginning the second week in September, and ending in early November each year. However, in order to make timely deliveries during this period of peak demand, the Company must manufacture products for approximately ten to eleven months each year, building large inventories and accruing expenses without significant offsetting income, which requires large borrowings for short term working capital. Therefore, it is normal for relatively large losses to accrue well into the third quarter, even during years in which relatively high earnings are reported at year-end.

It is for this reason that it is the opinion of management that only a full year's reporting offers a reasonable basis for analysis of financial performance. It is also the opinion of management that, due to seasonal differences, the comparison of individual quarters is of little or no value. Therefore, "Management's Discussion" is generally limited to comparisons of the current year-to-date with the similar period in the preceding year.

 The First Quarter

Total net sales increased in excess of 9% as compared to the first three months during 1999. This increase occurred in the glace' fruit segment of business, and represents a decrease in returns and "reclamation" charges for merchandise sold during the previous year, as current period shipments remained virtually unchanged. As reported in numerous filings and financial statements, it is industry practice to allow return-for-full-credit of a certain negotiated percentage of merchandise sold. It is Company practice to estimate the magnitude of such charges, and establish a reserve for the estimated gross profits lost. This amount is deducted from Company earnings during the year that the sales are made.

Returns of 1998 sales during 1999 exceeded estimates.   Therefore, in
contracting for 1999 sales, shipments to customers with excessive returns during the prior year were limited by management.

Considering that only 6% of total anticipated annual sales were made during the first quarter, the overall impact of financial performance during the period is not considered to be of major significance.


                    Page 5
PARADISE, INC.                                    COMMISSION FILE NO. 0-3026

The First Quarter (Continued)

In the plastics segment of business, sales were slightly higher (nearly 4%), and management is optimistic that there will be a continuing upward trend in the sale of these products.

Costs of Goods Sold increased by a higher proportion than net sales since the net sales were affected by decreases in allowances, compared to the first quarter of 1999, rather than increased shipments. Actually, gross margins were reduced by some increases in factory expenses, mostly labor, utilities and insurance. There were also some adjustments in inventory valuations related to returned merchandise.

Selling, general and administrative expenses increased moderately, with most of those increases reported in brokerage and sales discount expenses, which were reduced less during the current period as a result of fewer returns, rather than actually increased. Interest expense declined, mostly due to average term debt being lower than that in the same period during the prior year, and to borrowing rates continuing at favorable levels.

Our Independent Accountants' have reviewed our interim financial information and their report, dated May 10, 2000 is included herewith on Page 7.


Summary

As a result of the above, the Company sustained a larger loss during the period than during the first quarter of 1999. However, as outlined above, there were very limited income producing activities during the period, and only a very small percentage of the year's anticipated sales activities have been recorded to date. In the opinion of management, it is far too early to discern any trends or to forecast year-end results with any degree of accuracy.

                  PART II.  OTHER INFORMATION

None of the item numbers on captions are applicable to this report and are, therefore, omitted.


                                            SIGNATURES

Pursuant to he requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  May 10, 2000                           PARADISE, INC.
                                              s/Melvin S. Gordon
                                              Melvin S. Gordon, President

                                              s/Eugene L. Weiner
                                              Eugene L. Weiner, Executive
                                              VicePresident,Secretary-Treasurer






Independent Accountant's Review Report

We have reviewed the accompanying Consolidated Balance Sheets, Statements of Income and Cash Flows of Paradise, Inc. and consolidated subsidiaries as of
March 31, 2000, and for the three-month period then ended.   These financial
statements are the responsibility of the company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

s/Bella, Hermida, Gillman, Hancock & Mueller

BELLA, HERMIDA, GILLMAN, HANCOCK & MUELLER


May 10, 2000






























