Form 10QSB
period 2000-06-30
PARADISE INC
filed 2000-08-30
CIK 76149

FORM 10 - QSB

          SECURITIES AND EXCHANGE COMMISSION


               Washington, D.C.  20549

     QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF

         THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended June 30, 2000
                    Commission File No. 0-3026

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

          Class                                Outstanding as of June 30,
                                   2000                   1999
                Common Stock
          $0.30 Par Value                  519,170 Shares      519,170 Shares

     PARADISE, INC.    COMMISSION FILE NO. 0-3026

PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements
 (a) (1)  CONSOLIDATED BALANCE SHEETS

                                                                 AS OF JUNE 30,
                                     2000                       1999 *
       ASSETS

CURRENT ASSETS:
  Cash and Unrestricted Demand Deposits       $    49,120$        47,747
  Accounts and Notes Receivable, Less
    Allowances of $-0- (2000 and 1999)             881,876      820,932
  Inventories:
  Raw Materials                                      2,241,785    2,199,393
  Work in Process                                     332,897        532,324
  Finished Goods                               11,574,827   10,181,202

Deferred Income Tax Asset                                436,616         517,085
Income Tax Refund Receivable                           64,925        290,988
Prepaid Expenses,Other Current Assets        612,956       490,452

   TOTAL CURRENT ASSETS                        16,195,002   15,080,123
  Property, Plant and Equipment, Less
  Accumulated Depreciation of $14,451,631
  (2000) and $13,792,075 (1999)                   5,839,849    5,974,362
 Deferred Charges and Other Assets             693,430        689,1998

TOTAL ASSETS                                       $ 22,728,281 $ 21,743,684

        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes and Trade Acceptances Payable$   4,825,761    $   5,410,807
  Current Portion of Long-Term Debt                274,597         1,114,939
Accounts Payable        4,747,387        3,308,602
Accrued Liabilities                                   836,519           856,323
Federal, State Income Taxes Payable         0                          0

          TOTAL CURRENT LIABILITIES                  10,684,264   10,690,671

LONG-TERM DEBT, NET OF CURRENT PORTION  722,409    1,011,045

DEFERRED INCOME TAX LIABILITY                            411,370      451,689

STOCKHOLDERS' EQUITY:
  Common Stock: Auth; 2,000,000 shs. @ $.30
 Par Value; Issued 582,721 (2000 and 1999)  174,926      174,926
Capital in Excess of Par Value                      1,288,793    1,288,793
                             9,720,724    8,400,765
  Less 63,551 (2000 and 1999) shares at cost
Held in Treasury          (     274,205)(     274,205)

          Total Stockholders' Equity              10,910,238    9,590,279

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY             $ 22,728,281 $ 21,743,684


* Restated for Comparative Purposes

          PARADISE, INC.                        COMMISSION FILE NO. 0-3026

(a) (1)    CONSOLIDATED STATEMENTS OF INCOME

                                FOR THE THREE MONTHS ENDED
                                 JUNE 30
                              2000               1999 *

Net Sales                                   $ 1,721,991       $ 1,610,547

Costs and Expenses:
 Cost of Goods Sold                             951,995         1,390,848
 Selling, General and Admin.Exp       673,033           669,337
 Depreciation and Amortization          166,799           202,362
 Interest Expense - Long Term               24,011            68,324
 Interest Expense - Short Term                    114,850    23,218

        Total Expenses                        1,930,688         2,354,089

Earnings (Loss) from Operations  (   208,697)     (   743,542)

Other Income                                         20,990            20,592

Earnings (Loss) Before Income Taxes (   187,707)      (   722,950)

Provision for Income Taxes                            0                 0

Net Earnings (Loss)                        $(   187,707)     $(   722,950)


Earnings (Loss) per Common Share $(0.36)                 $(1.39)





















* Restated for Comparative Purposes

                              Page 3
PARADISE, INC.     COMMISSION FILE NO. 0-3026
Item 1.   Financial Statements (Continued)

(a) (1)    CONSOLIDATED STATEMENTS OF INCOME

                                FOR THE SIX MONTHS ENDED
                                                        JUNE 30

                                                         2000             1999 *

Net Sales                                       $ 3,106,975       $ 2,879,927

Costs and Expenses:
 Cost of Goods Sold                                 2,396,026         2,518,139
 Selling, General and Admin Expense  1,316,457         1,275,119
 Depreciation and Amortization                  336,432           381,656
 Interest Expense - Long Term                    52,167           109,300
 Interest Expense - Short Term                  114,850             23,218

        Total Expenses                             4,215,932         4,307,432

Earnings (Loss) from Operations  (1,108,957)              (1,427,505)

Other Income                   38,312            37,914
Earnings (Loss) Before Income Taxes          (1,070,646)       (1,389,591)

Provision for Income Taxes                               0                 0

Net Earnings (Loss)                              $(1,070,646)      $(1,389,591)


Earnings (Loss) per Common Share     $(2.06)                       $(2.68)





















* Restated for Comparative Purposes

                              Page 4
PARADISE, INC.  COMMISSION FILE NO. 0-3026

Item1.  Financial Statements (Continued)

(a) (1)  CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  FOR THE SIX MONTHS ENDED
                                                          JUNE 30,
                                               2000             1999 *
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                   $(1,070,646) $(1,389,591)
  Adjustments to Reconcile Net Loss to Net
     Cash Used in Operating Activities:
       Depreciation and Amortization             336,432        381,656
       Decrease (Increase) in:
         Accounts Receivable                   1,798,906    (     67,460)
         Inventories                          (8,433,296)   (7,248,014)
         Income Tax Receivable                    38,667                   0
         Prepaid Expenses                    (   296,882)   (   212,074)
      Increase (Decrease) in:
         Accounts Payable                      4,281,356     2,432,141
         Accrued Expense                     (   774,701)   (   882,227)
         Income Taxes Payable                (   136,530)                    0

246:    Net Cash Used in Operating Activities  (4,256,694)   (6,985,569)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of Property and Equipment          (   381,219)   (   926,884)

Net Cash Used in Investing Activities       (   381,219)   (   926,884)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from Issuance of Long-Term Debt             0        825,000
  Net Proceeds of Short-Term Debt              4,625,302     5,198,229
  Principal Payments of Long-Term Debt       (   912,345)   (   489,323)
  Dividends Paid                             (   181,840)   (   233,794)
  Increase in Other Assets                  (     43,745)   (     68,558)

           Net Cash Provided by Financing Activities     3,487,372     5,231,554

           Net Decrease in Cash               (1,150,541)   (2,680,899)

CASH AT BEGINNING OF PERIOD                    1,199,661     2,728,646

CASH AT END OF PERIOD                      $      49,120  $      47,747

SUPPLEMENTAL SCHEDULE OF NONCASH
         FINANCING AND INVESTING ACTIVITIES:

  PROCEEDS OF LONG-TERM DEBT USED TO:
     Purchase Equipment                              $ 0                 $ 0




* Restated for Comparative Purposes

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


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Overview

 As repeated in every interim financial statement, it is the opinion of management that only an analysis of a full year's operations will yield a meaningful measure of the
        Company's performance. That is because the sales in Paradise's core business, glace' (candied) fruit, are extremely seasonal. These products are used primarily as ingredients for Thanksgiving and Christmas holiday confections, and approximately 80% of total annual sales in this segment of business are concentrated between early
        September and mid-November each year.

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

Likewise, comparison of the current quarter with the quarter immediately preceding yields little in the way of useful information, as operations are materially different during each quarter, depending upon harvests, the timing of customers' orders and other factors.

The Company's other segment of business, plastics molding,
        accounted for approximately 16.5% of total
1999 sales.  Therefore, most financial reporting is driven by the fruit segment's operations, and the discussion and comparison of data contained in interim reports is limited to the year-to-date as it relates to the similar period during the previous year.


The First Six Months

317:    Total net sales increased nearly 8%, compared to the first half of
       1999. Much of the increase took place in the glace' fruit segment, and resulted from 30% reduction in credits, issued for returns and "reclamation charges" for merchandise sold during the prior year, but recorded during the current period.

 As disclosed in numerous previous filings, it is industry practice to allow the return-for-credit of a negotiated percentage of merchandise sold. It is Company practice to estimate the magnitude of these returns and to
establish a reserve for the estimated gross profits to be lost.  This amount is deducted from Company earnings during the year that the sales are made, and the reserve is charged as returns are received early in the ensuing year.

 During the 1998/1999 period, returns exceeded expectations, and the reserve was not adequate.  During
1999/2000, estimates were fairly consistent with actual returns.

 In the plastics molding segment of business, sales continued their upward trend with an increase of nearly
10%, as compared to the first six months of 1999.  This validates management's strategy of minimizing the
production of "generic" products and concentrating on custom applications.


                              Page 6
PARADISE, INC.                       COMMISSION FILE NO. 0-3026

Item 2.  Management's Discussion and Analysis of Financial
        Condition and Results of Operations
(Continued)

The First Six Months (Continued)

Expressed as a percentage of sales, costs of goods sold
        decreased significantly. However, during the first six months of 1999, these costs were adversely affected by adjustments to inventory valuations that were necessitated by the excess returns mentioned above. During the period reported herein, there were some increases in manufacturing expenses; particularly labor, utilities and casualty insurance.

Selling, general and administrative expenses increased by a
        little more than 1%, with no noteworthy variation in any item of expense. Interest expense increased as rates spiral upward. It should be noted, however, that long-term debt has declined more than $1.1 million during the past year, and, all things being equal, future interest costs will be almost entirely a function of short-term working capital borrowings.

 It should also be noted that the material increase in inventory as of the reporting date is due to the provisions of a strategic alliance co-packing agreement, wherein the Company agreed to purchase the related inventory of the alliance partner. This inventory will be used in the packing of the partner's product line, for which the Company has an exclusive, multi-year contract.


Summary

Since only approximately 14% of anticipated annual sales have been made to date, it is the opinion of
management that it is far too early to forecast year-end results, despite the encouraging mid-year earnings (loss) improvement over the same period during the prior year.

Our Independent Accountants have reviewed our interim financial information and their report, dated August 8, 2000 is included herewith on Page 8.


PART II.  OTHER INFORMATION

None of the item numbers on captions are applicable to this report and are, therefore, omitted.


                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 10, 2000                   PARADISE, INC.


                                        s/ Melvin S. Gordon
                                        Melvin S. Gordon, President



                                        s/ Eugene L. Weiner
                                        Eugene L. Weiner, Executive Vice
                                        President, Secretary-Treasurer

                               Page 7



















              INDEPENDENT ACCOUNTANT'S REVIEW REPORT



We have reviewed the accompanying Consolidated Balance Sheets,
        Statements of Income and Cash Flows of
Paradise, Inc. and consolidated subsidiaries as of June 30, 2000 and 1999, and for the three-month and six-month periods then ended. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards
        established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole.
Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying
financial statements for them to be in conformity with generally accepted accounting principles.

BELLA, HERMIDA, GILLMAN, HANCOCK & MUELLER



Certified Public Accountants
August 8, 2000