Form 10QSB
period 2000-09-30
PARADISE INC
filed 2000-11-14
CIK 76149

FORM 10 - QSB

 SECURITIES AND EXCHANGE COMMISSION


               Washington, D.C.  20549

 QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF

      THE SECURITIES EXCHANGE ACT OF 1934

  For the Quarterly Period Ended September 30, 2000
                  Commission File No. 0-3026

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

     "Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date."

          Class                      Outstanding as of September 30,
                                                   2000                   1999
          Common Stock
          $0.30 Par Value   518,977 Shares      519,170 Shares











      Page 1
 PARADISE, INC.  COMMISSION FILE NO. 0-3026

PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements
 (a) (1)  CONSOLIDATED BALANCE SHEETS

                                      AS OF SEPTEMBER 30,
                                      2000                       1999 *
      ASSETS

63:    CURRENT ASSETS:
   Cash and Equivalents    $     345,096$        61,956
   Accounts Receivable, Less
     Allowances Of $0               8,034,288    7,649,520
   Inventories:
     Raw Materials                    1,907,788    1,682,325
     Work in Process                   351,140       531,213
     Finished Goods                8,277,190    8,362,173
   Deferred Tax Asset                436,616       517,085
   Tax Refund Receivable           52,455       290,988
   Prepaid Expenses                 575,589       348,000

TOTAL CURRENT
            ASSETS                 19,980,162   19,443,260

Property, Plant and
      Equipment, Less
 Accumulated Depreciation
       of $14,634,065  (2000) and
       $13,986,907(1999)       5,794,980    5,911,394
 Other Assets                            689,566       676,349

TOTAL ASSETS              $ 26,464,708$ 26,031,003

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Notes Payable          $   8,089,012   $   8,303,556
   Current Portion of
     Long Term Debt             229,398         1,114,776
   Accounts Payable          2,671,574        2,461,288
   Accrued Expenses         1,148,572           934,847
   Income Taxes Payable     472,235           262,000

 TOTAL CURRENT
      LIABILITIES                 12,610,791     13,076,467

100:    LONG-TERM DEBT,
NET OF CURRENT             693,888          944,864

DEFERRED TAXES              411,370          451,689

105:    STOCKHOLDERS' EQUITY:
Common Stock: Auth;
  2,000,000 shs. @ $.30
   Par Value; Issued
       582,721 Shares            174,926         174,926
   Paid In Capital                1,288,793     1,288,793
   Retained Earnings      11,561,859   10,368,469
   Less 63,744 (2000)
     and 63,551 (1999)
     shares at cost held
       in Treasury              (     276,919)  (     274,205)

  Total Stockholders'
     Equity                           12,748,659    11,557,983

  TOTAL LIABILITIES AND
  STOCKHOLDERS'
      EQUITY                     $ 26,464,708 $ 26,031,003


* Restated for Comparative Purposes

                             Page 2
     PARADISE, INC.         COMMISSION FILE NO. 0-3026

Item 1.   Financial Statements (Continued)

(a) (1)    CONSOLIDATED STATEMENTS OF INCOME

                                  FOR THE THREE MONTHS ENDED
                                                      SEPTEMBER 30
                                                  2000                     1999
Net Sales                                    $ 10,115,365      $  9,439,028

Costs and Expenses:
 Cost of Goods Sold                         6,244,200         5,566,483
 Selling, General and Admin           1,214,345         1,243,844
 Depreciation and Amortization          178,920            206,258
 Interest Expense - Long Term             22,395              47,172
 Interest Expense - Short Term          205,856            151,696

        Total Expenses                          7,865,716        7,215,453

Earnings from Operations               2,249,649        2,223,675

Other Income (Expense)                        12,900   (           3,111)

Earnings Before Income Taxes      2,262,549        2,220,464

Provision for Income Taxes                472,235           262,000

Net Earnings                                $ 1,790,314 $       1,958,464


Earnings per Common Share        $ 3.45                 $ 3.77























                              Page 3
PARADISE, INC.    COMMISSION FILE NO. 0-3026

Item 1.   Financial Statements (Continued)

(a) (1)    CONSOLIDATED STATEMENTS OF INCOME

                                 FOR THE NINE MONTHS ENDED
                                               SEPTEMBER 30
                                             2000                   1999 *
Net Sales                                   $ 13,221,391      $ 12,318,955

Costs and Expenses:
 Cost of Goods Sold                       8,640,226            8,084,621
 Selling, General and Admin         2,530,801           2,518,963
 Depreciation and Amortization       515,352               587,914
 Interest Expense - Long Term          74,562               139,354
 Interest Expense - Short Term       268,539               192,032

        Total Expenses                     12,029,480        11,522,884

Earnings from Operations            1,191,911              796,071

Other Income                                        50,814                34,803

Earnings Before Income Taxes   1,242,725             830,874

Provision for Income Taxes             472,235             262,000

Net Earnings                               $     770,490     $      568,874


Earnings per Common Share        $ 1.48                 $ 1.11





















* Restated for Comparative Purposes

                              Page 4
PARADISE, INC.    COMMISSION FILE NO. 0-3026

Item1.  Financial Statements (Continued)

(a) (1)  CONSOLIDATED STATEMENTS OF CASH FLOWS

                                        FOR THE NINE MONTHS ENDED
                                                    SEPTEMBER 30,
                                             2000                       1999 *
 CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Earnings                             $    770,490   $          568,874
  Adjustments to Reconcile Net Earnings to Net
    Cash Used in Operating Activities:
    Depreciation, Amortization          515,352               587,914
    Decrease (Increase) in:
     Accounts Receivable            (  5,353,506 )    (    6,896,048 )
     Inventories                              (  4,819,905 )    (    4,910,806 )
     Prepaid Expenses                (      259,515 )    (         69,513 )
     Income Taxes Receivable            51,136
    Increase (Decrease) in:
      Accounts Payable                    2,205,543            1,584,828
      Accrued Expense                 (     462,648 )    (       803,703 )
      Income Taxes Payable              335,705              262,000

       Net Cash Used in
       Operating Activities             (  7,017,348 )     (   9,676,454 )

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital Expenditures            (     513,778 )    (    1,058,749 )

   Net Cash Used in
      Investing Activities              (     513,778 )     (   1,058,749 )

 CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds of Notes Payable   7,888,552          8,090,979
    Proceeds Long-term Debt                                     825,000
    Payments Long-term Debt  (    986,065 )   (       573,869 )
    Dividends Paid                      (     181,840 )   (       233,794 )
    Increase Other Assets         (       41,372 )   (         39,803 )
    Treasury Stock Purchase    (         2,714 )

    Net Cash Provided by
       Financing Activities                  6,676,561         8,068,513

      Net Decrease in Cash        (     854,565 )  (    2,666,690 )

     CASH, BEGINNING                  1,199,661         2,728,646

      CASH, END                         $      345,096   $          61,956








* Restated for Comparative Purposes

                              Page 5
      PARADISE, INC.     COMMISSION FILE NO. 0-3026

Item 1.  Financial Statements (Continued)

(g) Earnings per common share, assuming no dilution, are based on the weighted average number of shares outstanding during the period: 518,977
(2000) and 519,170 (1999).

(h) The foregoing information is unaudited, but, in the opinion of management, includes all adjustments, consisting of normal accruals, necessary for a fair presentation of the results for the period reported.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

With little over 60% of estimated annual sales (based on 1999 totals) made to date, it is appropriate to repeat the caveat made in every interim financial statement. It is the opinion of management that only an analysis of a full year's operation will yield a meaningful measure of the Company's performance. That is because the sales in Paradise's core business, glace' (candied) fruit, which represented 83% of total 1999 sales, are extremely seasonal. These products are used primarily as ingredients for Thanksgiving and Christmas holiday confections, and approximately 80% of total annual sales in this segment of business are concentrated between early September and mid-November each year. Therefore, a material balance of the "selling season" remains for fiscal 2000.

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

Likewise, comparison of the current quarter with the quarter immediately preceding yields little in the way of useful information, as operations are materially different during each quarter, depending upon harvests, the timing of customers orders, and other factors.

Therefore, discussion and comparison of the data contained in interim reports is limited to the year to date as it relates to the similar period during the prior year.

The First Nine Months

Compared to the prior year, sales during the period have increased in both segments of business: glace' (candied) fruit by 7% and molded plastics by more than 8%. As reported earlier, much of the fruit sales increase can be attributed to a reduction of credits issued for returns and "reclamation charges" for merchandise sold during 1999 and returned during the current year. In addition, both segments recorded substantial sales to new customers and increased sales to existing customers.

                    Page 6
PARADISE, INC.  COMMISSION FILE NO. 0-3026

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The First Nine Months (Continued)
Expressed as a percentage of sales, costs of goods remained fairly consistent with the prior year. Total selling, general and administrative expenses increased slightly, but by a lower percentage than the increase in sales. While there were a number of both upward and downward variations in specific line items, none were greater than 2% of the total expenses in this classification.

Although total average borrowings were somewhat lower, interest expense increased slightly as a reflection of increased rates. It should be noted that total long-term debt has been reduced by more than $1,100,000 during the past twelve months, but short-term borrowings were somewhat higher in order to finance the increases in sales.

Summary
While management is gratified by sales and profit trends to date, much of the Company's year-end results will depend on supermarket sales of glace' fruit products and consequent reorders during the fourth quarter. Therefore, it is the opinion of management that it is too early to forecast year-end results with any degree of confidence.

Our Independent Accountants have reviewed the foregoing interim financial information, and their report, dated November 2, 2000 is included herewith on Page 9.


PART II.   OTHER INFORMATION

 None of the item numbers on captions are applicable to this report and are, therefore, omitted.



















                     Page 7
      PARADISE, INC. COMMISSION FILE NO. 0-3026



                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 6, 2000                       PARADISE, INC.


                    s/ Melvin S. Gordon
                    Melvin S. Gordon, President


                    s/ Eugene L. Weiner
                    Eugene L. Weiner, Executive Vice
                    President, Secretary-Treasurer

































                    Page 8
















    INDEPENDENT ACCOUNTANT'S REVIEW REPORT



We have reviewed the accompanying Consolidated Balance Sheets, Statements of Income and Cash Flows of Paradise, Inc. and consolidated subsidiaries as of September 30, 2000 and 1999, and for the three-month and nine-month periods then ended. These financial statements are the responsibility of the Company's management.

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

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

Respectfully submitted,

BELLA, HERMIDA, GILLMAN, HANCOCK & MUELLER



Certified Public Accountants
November 2, 2000
Plant City, Florida









                    Page 9