Form 10KSB
period 2000-12-31
PARADISE INC
filed 2001-04-02
CIK 76149

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-KSB
ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2000
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

  Check if there is no disclosure of delinquent filers in response to
        Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
         Yes x   No___

   Issuer's revenues for its most recent fiscal year:	$23,311,355

  State the aggregate market value of the voting stock held by nonaffiliates of the registrant, $5,309,784
        (as of January 31, 2001, bid price $18.00)

Class		Outstanding at December 31, 2000

Common Stock,
$.30 Par Value	518,977 Shares
PARADISE, INC.

2000 FORM 10-KSB ANNUAL REPORT
TABLE OF CONTENTS

PART I

Item 1.	Description of Business		I-1 - I-5

Item 2.	Description of Property		I-5 - I-6

Item 3.	Legal Proceedings		I - 6

Item 4.	Submission of Matters to a Vote of
	Security Holders		I - 6

	PART II

Item 5.	Market for Common Equity and
	Related Stockholder Matters		II-1 - II-2

Item 6.	Management's Discussion and Analysis or
	Plan of Operation		II-3 - II-7

Item 7.	Financial Statements		II-8 - II-30

Item 8.	Changes In and Disagreements with Accountants
	On Accounting and Financial Disclosure                II - 31

	PART III

Item 9.	Directors, Executive Officers, Promoters and
	Control Persons, Compliance with Section 16(a) of
	The Exchange Act		III-1 - III-2

Item 10.	Executive Compensation		III-2 - III-4

Item 11.	Security Ownership of Certain Beneficial Owners
	And Management		III-4 - III-5

Item 12.	Certain Relationships and Related TransactionsIII - 6

Item 13.  	Exhibits and Reports on Form 8-K	III-6 - III-7



	SIGNATURES

	PART I

Item 1.	Description of Business

(a)	Business Development

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

   (b)The Company's operations are conducted through two business segments. These segments, and the primary operations of each, are as follows:

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

  Molded Plastics
                       Production of plastic containers for the
               Company's products and other molded plastics for sale to unaffiliated customers.

For further segment information, refer to Note 12 in Part II, Item 7 of this Annual Report.






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

 In terms of candied fruit dollar sales, during 2000, approximately 20% were shipped to manufacturing bakers and other institutional users, with the balance being sold through supermarkets and other retail outlets for ultimate use in the home.

 Sales to retail outlets are usually generated through registered food brokers operating in exclusively franchised territories. This method of distribution is widely accepted in the food industry because of its efficiency and economy. Other fruit sales, and almost all plastics sales, are made directly by the Company's own personnel.

 The principal raw materials used by the Company are fruits, fruit peels, corn syrups and plastic resins. Most of these materials are readily accessible from a number of competitive suppliers. The supply and prices may fluctuate with growing and crop conditions, factors common to all agricultural products. Feed stocks for some plastic resins are petroleum related and may be subject to supply and demand fluctuations in this market.
 The trademarks "Paradise", "Dixie", "Mor-Fruit" and "Sun-Ripe" are registered with the appropriate Federal and State authorities for use on the Company's candied fruit. These registrations are kept current, as required, and have a value in terms of customer recognition. The Company is also licensed to use the trademarks "White Swan", "Queen Anne", "Palm Beach", "Golden Crown," and "Pennant" in the sale of candied fruit.

The demand for fruit cake materials is highly seasonal, with over 86% of sales in these items occurring during the months of September, October and November. However, in order to meet delivery requirements during a relatively short period, the Company must process candied fruit and peels for approximately ten months during the year. Also, the Company must acquire the fruits used as raw material during their seasonal growing periods.
These factors result in large inventories, which require financing to meet relatively large shortterm working capital needs. The packaging and sale of edible nuts began during 1993, but was discontinued after 1998.





	I-2
Item 1.	Description of Business (Continued)

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

Therefore, Paradise limits its activities in this market to years in which basic supply and demand statistics, such as West
Coast harvest predictions and
frozen strawberry prior year inventory carryovers, lead to a reasonable anticipation of profitability. There were limited experimental strawberry operations during 2000 and no operations during 1999 and 1998.

Some molded plastics container demand is seasonal, by virtue of the fact that a substantial portion of sales are made to packers of food items and horticultural interests, with well defined growing and/or harvest seasons.

In the opinion of management, the seasonal nature of some plastics sales does not have a significant impact upon the working capital requirements of the Company.

During the first several months of the year, the Company contracts with certain commercial bakers for future delivery of quantities representing a substantial portion of the sales of fruit cake materials to institutional users.
Deliveries against these contracts are completed prior to the close of the fiscal year ending December 31.

Many of the commercial bakers and other institutional accounts face the same seasonal demands as the Company, and must contend with similar short-term working capital needs. The Company accommodates some of these customers with extended payment terms of up to ninety days.

By the same token, many suppliers offer similar extended payment terms to the Company.




	I-3
Item 1.	Description of Business (Continued)

It is a trade practice to allow some supermarket chains to return unopened cases of candied fruit products that remain unsold at year-end, an option for which they normally pay a premium. A provision for the estimated losses on retail returns is included in the Company's financial statements, for the year during which the sales are made, under accrued expenses.

During the year 2000, the Company derived slightly more than 15% of its consolidated revenues from sales made to the affiliated companies Wal-Mart and Sam's Club, both of which are unrelated to Paradise, Inc. Sales were made separately to each of these entities and each was shipped a different Company-controlled brand of products, which were furnished and invoiced by different Paradise wholly owned subsidiaries. Likewise, sales made to Kroger, Inc. and its supermarket subsidiaries, many of which have been acquired recently, aggregate nearly 7% of consolidate revenues. These sales also were made directly to the several different entities, invoiced separately, with shipments consisting of several private and/or Paradise owned or controlled brands.

While there is no industry-wide data available, management estimates that the Company sold approximately 60-70% of all candied fruits and peels consumed in the U.S. during 2000. The Company knows of two major competitors; however, it estimates that none of these has as large a share of the market as the Company's.

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

Given the above competitive criteria, it is the opinion of management, that the Company is in a favorable position.











I-4
Item 1.	Description of Business (Continued)

During recent years, the Company has made capital investments of over $1 million in order to comply with the growing body of environmental regulations. These have included the building of screening and pretreatment facilities for water effluent, the redesign and rebuilding of one processing department in order to improve the control of the quality of air emissions, and removing underground fuel storage tanks to approved above ground locations. All of these facilities are permitted by governmental authorities at various levels, and are subjected to periodic testing as a condition of permit maintenance and renewal. All required permitting is currently in effect, and the Company is in full compliance with all terms and conditions stated therein.

By local ordinance, it is required that all water effluent is metered, tested and discharged into a municipal industrial waste treatment plant. During 2000, costs for this discharge exceeded $294,000, and management estimates that all expenses directly related to compliance with environmental regulations total well over $400,000 annually, which includes costs for permits, third party inspections and depreciation of installations.

The Company employs between 140 and 275 people, depending upon the season.

The Company conducts operations principally within the United States. Foreign activities are not material.

Item 2.	Description of Property

(a)Built in 1961, the plant is located in a modern industrial subdivision at Plant City, Florida, approximately 20 miles east of the City of Tampa. It is served by three railroad sidings, and has paved road access to three major state and national highways. It has productive and warehouse facilities of nearly 350,000 sq. ft.

During 1985, the Company acquired approximately 5.2 acres immediately adjacent to, and to the West of, its main plant building. Several buildings & a truck weight scale existed on the property. Some of these facilities have been significantly updated, remodeled, and/or rebuilt and are used for the strawberry processing and some plastics molding operations. Other facilities, in excess of the Company's current needs, are leased to others.

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
				BID PRICES
	        		                           High              Low

	2000

	First Quarter			16          15 1/2
	Second Quarter			16          15 1/4
	Third Quarter			16          13 1/4
	Fourth Quarter			18          14

	1999

	First Quarter			17 1/4    15 1/2
	Second Quarter			16 7/8    15 3/4
	Third Quarter		        	16 3/4    15 3/4
	Fourth Quarter			16 3/4     15 1/2


(b)	Approximate Number of Equity Security Holders

	As of December 31, 2000, the approximate number of holders of
	record of each class of equity securities of the Registrant were:
																				NUMBER OF
	TITLE OF CLASS	   HOLDERS OF RECORD

	Common Stock, $.30 Par Value                          212






II-1
Item 5.	Market for Common Equity and Related Stockholder Matters (Continued)

(c)	Dividend History and Policy

	The Company has declared dividends of $.40 (2000) and $.35 (1999) and $.45 (1998). Dividends have been declared and paid annually, only when warranted by profitability and permitted by lending agreements.

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
                                     RELATIONSHIP TO	         PERIOD TO PERIOD
                                          TOTAL REVENUE	     INCREASE (DECREASE)
                     YEAR ENDED DECEMBER 31,             YEARS ENDED
                            2000       1999      1998   2000-1999   1999-1998
NET SALES:
Candied Fruit
   and Nuts         82.3%    83.5%    86.8%      6.7%          -5.7%
Molded
   Plastics           17.7        16.5        13.2       15.9             22.9

 	          100.0      100.0      100.0         8.2             -1.9
Cost of Sales    66.4        66.0         65.3         8.8             -0.8
Selling, General
   & Administrative
   Expense          19.6        19.4         19.2         4.7             -1.1
Depreciation &
   Amortization      3.0          4.0            4.1      -18.1             -3.7
Interest Expense 1.9          1.9            2.4         4.8           -22.2

Income from
 Operations          9.1          8.7           9.0       24.0             -5.4
Material Infrequent Items:
  Contribution
     of Land             0.0	 0.0          -3.8
  Gain on Sale of
     Real Estate
     Investment       0.0         0.0           2.8
  Gain on Con-
     tribution            0.0         0.0           3.3
  Other Income     0.4	 0.0           0.4    907.7         -110.6
Income Before Pro-
  vision for Income
  Taxes	               9.5          8.7         11.7      29.0           -27.4
Provision for Income
  Taxes	               3.7          3.3           2.5      32.5             28.0

Net Income          5.8%       5.4%       9.2%  26.8%        -42.6%

	(1) Liquidity

	Management is not aware of any demands, commitments, events or
	uncertainties that will result in, or are reasonably likely to result in, a
	material increase or decrease in the Company's liquidity.  One trend to be
	noted is the Company's ability over the past three years to materially
	decrease its short-term debt position while maintaining a consistent level
	of inventory.  As discussed in footnote 5 of the Company's financial statements, a line of credit is available to the Company to
	finance short-term working capital needs.
                                         II-3
Item 6.	Management's Discussion and Analysis or Plan of Operation (Continued)

	(2) Capital Resources

	The Company does not have any material outstanding commitments for capital expenditures. Management is not aware of any material trends either favorable or unfavorable in the Company's capital resources.

	(3) Results of Operations

	2000 Compared to 1999

	During the year 2000, the Company established new records in net sales, income from operations, and, absent 1998 when there was an extraordinary gain from the sale of a real estate asset, net income and earnings per share.

	Overall, sales were increased by more than 8%.  In the candied fruit
	segment of business, net sales increased by nearly 7%, despite a year
	of continuing great change in the supermarket industry.  The Company's
	sales force was hard pressed to keep pace with a relatively large number
	of bankruptcies, store closings, mergers, acquisitions and corporate
	reorganizations.  Exacerbating the problems was the continuing trend
	toward national consolidations of food brokerage firms, which adversely
	affected sales representation in local and regional markets with experience
	and knowledge of Paradise products.  While some sales increases were
	due to better Company control of returns and slightly higher selling prices,
	much of the progress resulted from to sales to new customers.

	In the plastics segment of business, sales to unaffiliated customers grew
	by almost 16%, continuing the trend begun several years ago when the
	focus of sales efforts was changed from high volume, low profit generics to
	higher technology custom molding.  This segment accounted for less than
	18% of total sales during the year, but management is optimistic about its
	continuing growth and stability.

	Expressed as a percentage of sales, there was very little change in the
	costs of goods sold or in selling, general and administrative expenses.  In
	the former, there were material increases in payroll, utilities and insurance
	expenses, with other increases 	being fairly consistent with the increases in
	volume.  Similarly, larger selling, general and administrative expenses were
	roughly proportionate to increases in sales.

	Interest expense was nearly 5% higher, due to larger average short-term borrowings (to finance increased production), although long-term debt was reduced by nearly $1.1 million during the year.

	Depreciation and amortization expenses continue to decline as depletions are larger than additions to schedules.


II-4
Item 6.	Management's Discussion and Analysis or Plan of Operation (Continued)

	(3) Results of Operations (Continued)

	2000 Compared to 1999 (Continued)

	Comprehensive income increased by 16%, with earnings of $2.59 per
	share, versus $2.23 per share during the prior year.  Income taxes were
	diminished to the extent allowed by the contribution credit carried forward
	from 1998.


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

                In the fruit segment, gross sales remained fairly constant, the difference in net sales being entirely due to an excess of returns of merchandise sold during 1998, but received and credited during 1999. As disclosed in past filings, it is trade practice among almost all sellers of "holiday" or seasonal merchandise to allow for the return by buyers of unsold merchandise at the end of the season. In addition, many supermarket chains have established "reclamation centers", which have become profit centers within themselves, and have added to the burden of most vendors. Also, it has been disclosed previously that the Company sets aside certain percentages of current sales as a provision for anticipated lost profits on returns.

	In plastics, sales to unaffiliated customers grew by nearly 23%, as the Company continued to build its custom molding and value added business, a focus begun several years ago, when generic and other low value items were removed from production. Management continues to be optimistic about the growth potential of this segment.

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

	The Company could also be adversely affected if other entities, such as suppliers and customers, fail to remediate their own Y2K issues. Management cannot reasonably estimate the impact of unforeseen or unresolved Y2K issues in advance of their occurrence, nor provide assurance that Y2K issues will not have a material adverse affect on the Company's business, results of operations and financial condition. Management is currently evaluating the need to develop a contingency plan.

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
II-7
Item 7.	Financial Statements








INDEPENDENT AUDITORS' REPORT

March 12, 2001

To the Board of Directors
   and Shareholders of
Paradise, Inc.
Plant City, FL  33566

We have audited the accompanying consolidated balance sheets of Paradise, Inc., and subsidiaries as of December 3l, 2000, 1999 and l998, and the related consolidated statements of income and comprehensive income, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Paradise, Inc., and subsidiaries as of December 3l, 2000, 1999 and l998, and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

Respectfully submitted,

BELLA, HERMIDA, GILLMAN, HANCOCK & MUELLER



Certified Public Accountants
Plant City, Florida


II-8
PARADISE, INC.
AND SUBSIDIARIES

		CONSOLIDATED BALANCE SHEETS


	ASSETS

                    DECEMBER 31,

		2000	1999	1998

CURRENT ASSETS:
Cash	                       $ 1,688,697	$ 1,199,661	$ 2,728,646
Accounts Receivable, Net of
          Allowance for Doubtful
  Accounts of $ -0-          2,371,559	   2,680,782	      753,472
Inventories                      5,994,695	   5,716,213	  5 ,664,905
Prepaid Expenses and
   Other Current Assets	476,689	      316,074	      278,378
Deferred Income Tax
            Asset 	317,090	      436,616	      517,084
Income Tax Refund
            Receivable                52,455	      103,592	      290,989

Total Current Assets    10,901,185	10,452,938	10,233,474



PROPERTY, PLANT AND EQUIPMENT:
  Net of Accumulated Depreciation of
   $14,784,925 (2000), $14,108,805
           (1999) and $13,384,647
           (1998)	5,793,359	  5,792,081	 5,406,282



OTHER ASSETS	   674,095	     652,667	     670,823



TOTAL ASSETS          $ 17,368,639       $ 16,897,686       $ 16,310,579






The Accompanying Notes are an Integral Part of These Consolidated
          Financial Statements

II-9







LIABILITIES AND STOCKHOLDERS' EQUITY

                                   DECEMBER 31,

                     2000                     1999                     1998

  CURRENT LIABILITIES:
     Short-term Debt      	$    223,936   	$    200,460   	$    212,578
     Accounts Payable      	      714,282     	       466,031   	      876,362
     Accrued Expenses    	    1,833,161    	    1,606,242    	    1,733,572
     Dividends Payable   	       212,718     	       186,818    	       238,772
     Accrued Taxes on Income   84,381    	       136,530
     Current Portion of Long-
        Term Debt         	       333,263   	    1,060,026   	    1,032,756

        Total Current
	Liabilities	    3,401,741    	    3,656,107   	    4,094,040

LONG-TERM DEBT,
   NET OF CURRENT
   PORTION     	       516,062      	       849,325      	        757,551

DEFERRED INCOME TAX
           LIABILITY   	       372,050   	       411,370  	        451,689

Total Liabilities	   4,289,853	    4,916,802	     5,303,280

STOCKHOLDERS' EQUITY:
Common Stock, $.30 Par
  Value, 2,000,000 Shares
  Authorized, 582,721 Shares
  Issued, 518,977 Shares
  Outstanding in 2000 and
  519,170 Shares Outstanding
  in 1999 and 1998	      174,816	      174,816	      174,816
Capital in Excess of Par
   Value            	   1,288,793       	   1,288,793      	   1,288,793
Retained Earnings     	 11,925,799      	 10,791,480      	   9,817,895
Unrealized Holding Gain
   (Loss) on Securities	(       33,703 )

Less:  Common Stock in Treasury,
at Cost, 63,744 Shares in 2000
and 63,551 Shares in
1999 and 1998	      276,919	       274,205	     274,205

Total Stockholders'
          Equity  	 13,078,786	 11,980,884	11,007,299

TOTAL LIABILITIES AND
   STOCKHOLDERS'
   EQUITY                          $  17,368,639     $  16,897,686  $	16,310,579

II-10
 			PARADISE, INC.
			AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME


   	                            FOR THE YEARS ENDED DECEMBER 31,
		       2000                     1999                   1998
 NET SALES	$ 23,311,355	$ 21,544,323	$ 21,967,814

 COSTS AND EXPENSES:
   Cost of Goods Sold	   15,478,377	    14,222,058	   14,340,730
   Selling, General and
     Administrative	     4,561,279	      4,167,803	     4,214,796
    Depreciation and
       Amortization	        707,224	         863,274	        895,936
    Interest Expense	        434,185	         414,135	        532,169

        Total Costs and
          Expenses	  21,181,065	   19,667,270	   19,983,631
 INCOME FROM
       OPERATIONS	     2,130,290	      1,877,053	     1,984,183

    Contribution of Land			     (  840,000 )
    Gain on Sale of
              Real Estate Investment		        621,128
    Gain on Contribution			        711,373
    Other Income
      (Expense) - Net	         80,356	         (   9,949 )	          93,859

 INCOME BEFORE
    PROVISION FOR
    INCOME TAXES	   2,210,646	       1,867,104	     2,570,543
PROVISION FOR
    INCOME TAXES	       868,587	          711,679	        556,118

NET INCOME	    1,342,059	       1,155,425	     2,014,425
OTHER COMPREHENSIVE
         INCOME (LOSS):
   Unrealized Loss on
     Available for Sale
     Securities	 (       33,703 )

COMPREHENSIVE
    INCOME	$  1,308,356	   $  1,155,425	$  2,014,425

EARNINGS PER SHARE:

Basic  		    $ 2.59	         $ 2.23	      $ 3.88
Diluted  		    $ 2.59	         $ 2.23	      $ 3.88
The Accompanying Notes are an Integral Part of These Consolidated
            Financial Statements
II-11
PARADISE, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
	FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


 		                     CAPITAL IN
                	                             COMMON    EXCESS OF      RETAINED
                     	  STOCK      PAR VALUE       EARNINGS


Balance,
    December 31, 1997    $ 174,816   $ 1,288,793    $ 8,037,264
  Cash Dividends
    Declared, $.45 per Share                                          ( 233,794)

Net Income      		                    2,014,425

Balance,
  December31, 1998      174,816          1,288,793       9,817,895

Cash Dividends
  Declared, $.35 per Share                                            ( 181,840)

Net Income        		                   1,155,425


Balance, December
           31, 1999                 174,816          1,288,793    10,791,480

Purchase of 193
 Shares of
 Treasury Stock
1025:
Cash Dividends
  Declared, $.40 per Share                        	                    (207,740)

Other Comprehensive Loss

Net Income		                     1,342,059


Balance, December
          31, 2000	$ 174,816    $ 1,288,793  $ 11,925,799









UNREALIZED
HOLDING GAIN
(LOSS) ON	  TREASURY
SECURITIES	      STOCK                      TOTAL


$		$ (  274,205 )	      $    9,226,668


		    	         (     233,794 )

		    	            2,014,425


   		    ( 274,205 )                11,007,299


		  	         (     181,840 )

       	                          		             1,155,425


		     ( 274,205 )                11,980,884


		    (      2,714 )              (           2,714 )


			         (      207,740 )

(   33,703 )	                                       (         33,703 )

		  	               1,342,059


$ (  33,703)	   $ ( 276,919 )            $   13,078,786






II-13

	                              	PARADISE, INC.
                     		AND SUBSIDIARIES
		CONSOLIDATED STATEMENTS OF CASH FLOWS

                                              FOR THE YEARS ENDED DECEMBER 3l,
     2000	        1999	       1998
 CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	       $ 1,342,059	   $ 1,155,425	$ 2,014,425
Adjustments to Reconcile Net Income to Net
Cash Provided by (Used in) Operating Activities:
    Increase (Decrease) in Net Deferred
       Income Tax Liability	              80,206	          40,149	 ( 319,598 )
Depreciation and Amortization  707,224          863,274    	      895,936
Loss (Gain) on Sale of Assets      2,943	              2,301	 ( 1,449,807 )
Gain on Sale of Investments   (     5,917 )
Charitable Contribution			      840,000
Decrease (Increase) in:
Accounts Receivable	            309,223	   ( 1,927,310 )      1,228,043
Inventories	         (  278,482 )       (  51,308 )   (  2,149,392)
Prepaid Expenses                (  160,615 )      (  37,696 )      (    31,831)
Refund Receivable	               51,137          187,397	   (  289,671 )
Other Assets	         (     48,821 )   (     87,677 )	   (  149,286 )
Increase (Decrease) in:
Accounts Payable	             248,251     (   410,331 )          506,741
Accrued Expenses                      226,919    (   127,330 )      (  124,592)
Accrued Taxes on Income       (   52,149 )       136,530         (  178,051 )
Net Cash Provided by (Used in)
   Operating Activities	         2,421,978	     ( 256,576 )	      792,917

  CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of Property,
   Plant and Equipment         (   698,036 )    ( 1,038,827 )      (  654,024 )
 Proceeds from Sale of Assets    6,000                2,000             887,517
 Purchase of Investments    (   280,154 )
 Proceeds from Sale
              of Investments              260,352

 Net Cash Provided by (Used in)
     Investing Activities	       (   711,838 )    (  1,036,827)        233,493

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net Proceeds (Repayments)
       of Short-term Debt	             23,476	         ( 12,118 )	       56,776
  Proceeds from Issuance
       of Long-term Debt	                                       825,000
  Principal Payments
       on Long-term Debt	     (  1,060,026 )     (   773,227 )   ( 1,019,412)
  Dividends	      (     181,840 )  (     233,794 )   (     129,886)
  Increase in Other Assets	     (     41,443 )   (       21,250)
  Purchase of Treasury Stock     (  2,714 )

Net Cash Used in
     Financing Activities	      (  1,221,104 )    (    235,582)   (  1,113,772)

Net Increase
    (Decrease) in Cash	             489,036	    ( 1,528,985 )	(       87,362 )

 CASH, at Beginning of Year  1,199,661	      2,728,646	   2,816,008

 CASH, at End of Year	     $  1,688,697    $  1,199,661   $  2,728,646

		PARADISE, INC.
                 	AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)


	FOR THE YEARS ENDED DECEMBER 31,
		2000	l999	l998
SUPPLEMENTAL DISCLOSURES OF CASH
   FLOW INFORMATION:

	Cash Paid During the Year for:

	Interest 	$ 435,510       $ 421,844	$ 528,739

	Income Taxes	$ 871,577       $ 535,000            $ 1,103,545




SUPPLEMENTAL SCHEDULE OF NONCASH
   INVESTING AND FINANCING ACTIVITIES:

    Long-Term Debt Issued for:

       Equipment Purchases  $     0	$  67,271              $  0

       Unrealized Holding
            Loss on Securities   $ (  33,703 )	$     0	  $  0




 DISCLOSURE OF ACCOUNTING POLICY:

For purposes of the Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.





The Accompanying Notes are an Integral Part of These Consolidated
           Financial Statements

II-15
PARADISE, INC.
AND SUBSIDIARIES

	NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
	DECEMBER 3l, 2000, 1999 AND 1998


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

NOTE 2:  	INVENTORIES
		2000	1999	1998

	Supplies           $     87,042	$ 119,663	$ 190,065
	Raw Materials   1,221,380      	1,020,612              795,304
	Work in
                    Progress	   143,399	    402,939	    252,661
	Finished Goods  4,542,874    	 4,172,999   	4,426,875

	TOTAL              $	5,994,695    $	5,716,213   $	5,664,905

	Inventories are valued at the lower of cost (first-in, first-out) or market. Cost includes material, labor and factory overhead.

             Substantially all inventories are pledged as collateral for certai short-term obligations.

NOTE 3:  	PROPERTY, PLANT AND EQUIPMENT

		       2000                      l999                   l998
	Land and
                Improvements   $ 856,040   	$ 856,040  	$ 856,040
	Buildings and
 	  Improvements	  5,828,611	5,738,010           4,899,991
	Machinery and
  	  Equipment	13,893,633       13,306,836        13,034,898

	Total                    20,578,284       19,900,886        18,790,929
	Less:  Accumulated
	  Depreciation	14,784,925       14,108,805        13,384,647

	NET                $ 	  5,793,359   $ 	  5,792,081 $ 	5,406,282

	PARADISE, INC. AND SUBSIDIARIES

	NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
	DECEMBER 3l, 2000, 1999 AND 1998


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

	Depreciation expense for the years ended December 31, 2000, 1999 and 1998 was $687,815, $715,998 and $708,644, respectively.


NOTE 4: INVESTMENT IN MARKETABLE SECURITIES

	The Company records unrealized gains and losses on marketable securities available for sale in the stockholders' equity section of its balance sheet as "unrealized holding gain (loss) on securities."

	Available-for-sale securities, which are included in other assets in the balance sheet, consist of the following:

 			2000	1999	1998

	Money Market and Mutual
                 Funds, at cost		$ 281,499	$ 255,780        $227,985
	Gross Unrealized Losses               ( 33,703 )

	Total Marketable Securities,
                at Fair Value		$ 247,796	$ 255,780       $ 227,985

		PARADISE, INC. AND SUBSIDIARIES

	NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
	DECEMBER 3l, 2000, 1999 AND 1998


NOTE 4:   INVESTMENT IN MARKETABLE SECURITIES (CONTINUED)

	Proceeds and gross realized gains and losses from the sale of available-for-sale securities and the change in unrealized holding loss were as follows:

		                          2000	1999	1998

	Proceeds		$ 260,352	$  0	$  0
	Gross Realized Gains	$      6,627	$  0	$  0
	Gross Realized Losses	$      (  710 )	$  0	$  0
	Change in Unrealized Loss	$  ( 33,703 )	$  0	$  0

	For purposes of determining gross realized gains and losses, the cost of securities sold is based on average cost.

	The above investments, held under a trust agreement, are to be used to provide deferred compensation benefits to two key executives. The investments in the trusts are subject to the claims of the Company's general creditors; therefore, the Company is treated as the owner of the trusts.


NOTE 5:  	SHORT-TERM DEBT

       			            2000                l999                1998

	Trade acceptances, letters of credit
	 and other short-term debt.	$ 223,936	$ 200,460	$ 212,578

	TOTAL		$  223,936	$ 200,460	$ 212,578

PARADISE, INC. AND SUBSIDIARIES

	NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
	DECEMBER 3l, 2000, 1999 AND 1998


NOTE 5:   SHORT-TERM DEBT (CONTINUED)

	The average monthly borrowings and weighted average interest rates were determined by month-end balances. Non-interest bearing letters of credit were included in the aggregate figures.

             				              WEIGHTED AVERAGE
               	2000	                 AMOUNT            INTEREST RATE

	Average bank short-term borrowings
	   (monthly)		             $  2,554,818	10.07%

	Average aggregate short-term
	   borrowings (monthly)	              $  4,713,541	  7.11%

	Maximum aggregate short-term
	   borrowings (at any month-end)           $ 10,019,180

    				                 WEIGHTED AVERAGE
  		l999	                AMOUNT                INTEREST RATE

	Average bank short-term borrowings
	     (monthly)		            $   2,517,482        	8.30%

	Average aggregate short-term
	    borrowings (monthly)	            $   4,208,652            	5.76%

	Maximum aggregate short-term
	   borrowings (at any month-end)            $ 10,003,392

				                 WEIGHTED AVERAGE
              	1998	                 AMOUNT                INTEREST RATE

	Average bank short-term borrowings
	   (monthly)		            $   1,925,000         	8.09%

	Average aggregate short-term
	    borrowings (monthly)	           $   4,064,576        	5.92%

	Maximum aggregate short-term
	   borrowings (at any month-end)           $ 10,020,449

	PARADISE, INC. AND SUBSIDIARIES

	NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
	DECEMBER 31, 2000, 1999 AND 1998


NOTE 5:  	SHORT-TERM DEBT (CONTINUED)

	Pursuant to a loan agreement, a bank has agreed to advance the Company 80% of the Company's eligible receivables and 50% of the Company's eligible inventory. Interest is payable monthly and is computed at prime plus 1/2%. Principal is due the earlier of on demand or May 31, 2001.

	This agreement is subject to certain conditions which must be met for the
	Company to continue borrowing, including debt service coverage and debt
	to equity ratios, a resting period provision, and other financial covenants.

	The amount available to be drawn down based on the available collateral at December 31, 2000 was $4,294,568, at December 31, 1999 was $4,393,432 and at December 31, 1998 was $3,218,216.


NOTE 6:  	LONG-TERM DEBT

				2000                  1999                  1998
	Prime plus 1% note(s), collateralized by
	accounts receivable, inventories and
	equipment.  Monthly payments of
	$6,875 plus interest.		$ 666,875     $ 1,516,291      $ 1,260,000

	Obligations under capital leases.  Monthly
	payments totaling $18,965 including
	interest at rates ranging from 6.40%
	to 9.18%, collateralized by equipment
	and vehicles.		                          182,450	393,060	530,307

	Total Debt			849,325 	1,909,351  	1,790,307
	Less, Current Portion		333,263  	1,060,026  	1,032,756

	LONG-TERM DEBT      	                 $	516,062 	$ 849,325 	$ 757,551

	The aggregate principal amounts maturing in each of the subsequent years are:

		2001                 	$   333,263
		2002                         262,483
		2003                         235,269
		2004	       18,310

		Total                    $   849,325

	PARADISE, INC. AND SUBSIDIARIES

	NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
	DECEMBER 31, 2000, 1999 AND 1998

NOTE 7:  	LEASES

	The Company has certain equipment leases which are classified as capital leases. At December 3l, 2000, 1999 and 1998, the amount capitalized was $1,009,636, $1,009,636 and $964,894, respectively, and the accumulated amortization was $558,742 (2000), $439,692 (1999) and $334,254 (1998).
	The amount recognized as an obligation was $182,450, $393,060 and $530,307, respectively, which has been included in long-term debt shown in Note 6. Amortization expense is included in depreciation.

	The Company leases automobiles under operating leases ranging in length
	from thirty to sixty months.  Lease payments charged to operations amounted
	to $63,063 (2000), $61,419 (1999) and $61,592 (1998).

	At December 31, 2000, future minimum payments required under leases with terms greater than one year, and the present value of minimum capital lease payments, were as follows:

         					             OPERATING
                      CAPITAL LEASES                 LEASES

		2001                          	$  133,098	                  $ 59,890
		2002                           	      42,999	                     37,861
		2003		      15,805	                     17,313
		2004			                       2,476

	    Total Minimum Lease Payments	     191,902	              $ 117,540
	    Less, Amount Representing Interest    	         9,452

	PRESENT VALUE OF FUTURE MINIMUM
	   CAPITAL LEASE PAYMENTS               	$  182,450


NOTE 8:  	ACCRUED EXPENSES
			          2000	         1999	       1998
	Accrued Payroll and Bonuses	 $ 452,754	      464,528	 $ 383,285
	Accrued Brokerage Payable	    373,850	      263,722	    323,895
	Accrued Pension Cost (Note 9)	     148,451	      175,136	    105,789
	Provision for Unrealized Profit
	  on Retail Returns	        327,000	         354,000	      512,000
	Accrued Royalties and Other	          16,859	           34,505	         42,007
	Accrued Credit Due to Customers     363,934	         234,896	      265,715
	Accrued Insurance Payable	        150,313	           79,455	      100,881

	TOTAL		 $ 1,833,161	  $ 1,606,242     $ 1,733,572


	As a part of its normal sales policy, the Company allows some customers to
	return unsold, retail packed, candied fruit after the holiday season.  A
	provision for the unrealized profit on these estimated returns is shown above
	under "provision for unrealized profit on retail returns."

II-21

PARADISE, INC.
AND SUBSIDIARIES

	NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
	DECEMBER 3l, 2000, 1999 AND 1998


NOTE 9:  	RETIREMENT PLAN

	The Company and its subsidiaries have a defined benefit pension plan covering all employees who become eligible for participation in the plan on the semiannual date following one year of service (l,000 hours worked) and the attainment of age 21. The total pension cost for 2000, 1999 and 1998 was $69,381, $156,012 and $46,491, respectively, which includes amortization of past service cost over 10 years. The Company makes annual contributions to fund the plan equal to the amounts deductible for Federal Income Tax purposes. The benefit formula being used is known as the frozen initial liability cost method. The plan's assets consist of both fixed income assets and whole life insurance contracts. The plan has no significant nonbenefit liabilities. During 1999, the plan was amended to eliminate insured survivor benefits for new participants joining the plan on or after December 1, 1999.

	The following table sets forth the changes in benefit obligations, changes in plan assets and the reconciliation of funded status for 2000, 1999 and 1998:

               		2000	1999	1998
	Change in Benefit Obligation:
	Benefit Obligation at
	    Beginning of Year	$ 2,177,688	$ 3,107,332	$ 2,611,957
  	Service Cost		       115,889	       124,933	      100,633
	Interest Cost		       135,471	       167,507	      169,447
	Actuarial (Gain) Loss	  (   133,965 ) 	   (  300,707 )	      386,709
 	Benefits Paid		  (    166,310)	      (   2,134 )	  (   161,414 )
	Settlement Amount		  (   919,243 )

	Benefit Obligation at End of Year   2,128,773	   2,177,688	   3,107,332

	Change in Plan Assets:
	Fair Value of Plan Assets at
	     Beginning of Year	   2,047,241	   2,787,022	   2,650,088
	Actual Return on Plan Assets	        59,845	         94,931	      208,356
	Employer Contributions	        96,066	         86,665	        89,992
	Benefits Paid		 (   166,310 )	   (       2,134 )	(     161,414 )
	Settlement Amount		 (    919,243 )

	Fair Value of Plan Assets
	   at End of Year		 2,036,842	   2,047,241	    2,787,022



II-22

	PARADISE, INC. AND SUBSIDIARIES

	NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
	DECEMBER 3l, 2000, 1999 AND 1998


NOTE 9:  RETIREMENT PLAN (CONTINUED)

			2000	1999	1998

	Reconciliation of Funded Status:
	Funded Status
	  (Underfunded) Overfunded	(  91,931 )	(   130,447 )	(   320,310 )
	Unrecognized Net
	   Actuarial Loss		 180,907	    214,577	    495,626
	Unrecognized
	   Transition Obligation	   15,851	      30,800	      45,749
	Unrecognized Prior
	   Service Cost		(  253,278 )	(   290,066 )	(   326,854 )

	Accrued Benefit Cost	$ (  148,451 )	$ (  175,136 )   $ (  105,789 )


	The Net Periodic Benefit Cost for 2000, 1999 and 1998 included the following
	components:

			2000                   1999                1998

	Service Cost		$ 115,889	$ 124,933	$ 100,633
	Interest Cost	  	    135,471	   167,507	    169,447
	Expected Return on
	   Plan Assets		(  160,140 )	(    221,489 )	(   201,750 )
	Recognized Net
	   Actuarial Loss			        16,333
	Amortization of
	   Transition Obligation 	     14,949	        14,949	      14,949
	Amortization of Prior
	   Service Cost		  (  36,788 )	   (    36,788 )	(     36,788 )
	Loss on Settlement		        90,567

	Net Periodic Benefit Cost	  $ 69,381	  $ 156,012	    $ 46,491


	Weighted-Average Assumptions Used:

				2000	1999	1998

	Discount Rate			6.75%	6.50%	5.50%
	Expected Long-Term Rate of Return	8.00%	8.00%	8.00%
	Rate of Compensation Increase		4.05%	4.05%	4.05%


	In amortizing prior service costs, a straight-line amortization of the cost
	over the average remaining service period of employees expected to
	receive benefits under the plan is used.  A settlement took place during
	1999 as a result of a lump-sum cash payment.  The resulting recognized
	loss was $90,567.


		PARADISE, INC. AND SUBSIDIARIES

	NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
		DECEMBER 3l, 2000, 1999 AND 1998

NOTE 10:  	PROVISION FOR FEDERAL AND STATE INCOME TAXES

	The provisions for income taxes are comprised of the following amounts:

			        2000               1999                1998
	CURRENT:
	   Federal		$ 672,629	$ 572,377	$ 722,181
	   State		   115,752	     99,153	   153,535

			   788,381      	   671,530     	   875,716
	DEFERRED:
	   Federal                                	     68,483	     34,281	(  272,866 )
	   State		     11,723   	       5,868     	(    46,712 )

			     80,206	     40,149	(  319,598 )
	TOTAL PROVISION FOR
	   INCOME TAXES	$ 868,587    	$ 711,679   	$ 556,118


	A reconciliation of the differences between the effective income tax rate and the statutory Federal income tax rate follows:

		   	       2000                      1999                1998
	Income Taxes Computed at Statutory
  	  Rate		    $ 751,620	   $ 639,087	$ 491,020
	State Income Tax, Net of Federal
	  Income Tax Benefit	          84,134	        69,314	     70,503
	Other, Net		          32,833   	          3,278     	 (     5,405 )

	PROVISION FOR INCOME TAXES  $ 868,587	  $ 711,679	$ 556,118

	EFFECTIVE TAX RATE	         39.3%   	       37.9%       	     27.1%


NOTE 11: EARNINGS PER COMMON SHARE

	Basic and diluted earnings per common share are based on the weighted average number of shares outstanding and assumed to be outstanding during the year (519,113 shares in 2000 and 519,170 shares in 1999 and 1998 for basic) and (519,113 shares in 2000 and 519,170 shares in 1999 and 1998 for diluted).

	PARADISE, INC. AND SUBSIDIARIES

	NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
	DECEMBER 3l, 2000, 1999 AND 1998


NOTE 12:  BUSINESS SEGMENT DATA

	The Company's operations are conducted through two business segments. These segments, and the primary operations of each, are as follows:


	BUSINESS SEGMENT                                       OPERATION

	Candied Fruit		Production  of candied fruit, a basic fruitcake
			ingredient, sold to manufacturing bakers, institutional users, and retailers for use in home baking.

	Molded Plastics		Production  of plastic containers and other
			molded plastics for sale to various food processors and others.



			            YEAR	            YEAR                 YEAR
       			          ENDED               ENDED              ENDED
         			            2000	             1999	          1998

	Candied Fruit:
	   Sales to Unaffiliated
	   Customers		$ 19,185,446	  $ 17,982,873     $ 19,070,109

	Molded Plastics:
	   Sales to Unaffiliated
  	    Customers		      4,125,909             3,561,450          2,897,705


	NET SALES		    $ 23,311,355      $ 21,544,323    $ 21,967,814

	PARADISE, INC. AND SUBSIDIARIES

	NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
	DECEMBER 3l, 2000, 1999 AND 1998

NOTE 12:  BUSINESS SEGMENT DATA (CONTINUED)

			  YEAR                 YEAR                   YEAR
			ENDED              ENDED               ENDED
			   2000                    l999                     l998

	THE OPERATING PROFIT OF
	EACH SEGMENT IS LISTED BELOW

	Candied Fruit                    	 $ 6,210,917    $ 5,587,176      $ 6,276,920

   	Molded Plastics		       990,241	 1,072,379	  732,690

	OPERATING PROFIT OF
	   SEGMENTS		     7,201,158        6,659,555	7,009,610

	General Corporate Expenses, Net  (  4,636,683 )( 4,368,367 )     ( 5,333,258 )
	Interest Expense	         ( 434,185 )	   ( 414,135 )	  ( 532,169 )
	Other Income		              80,356	        ( 9,949 )	 1,426,360

	INCOME BEFORE PROVISION
	   FOR INCOME TAXES	     $ 2,210,646  $ 1,867,104	$ 2,570,543

	Operating profit is composed of net sales, less direct costs and overhead
	costs associated with each segment.  Due to the high degree of integration
	between the segments of the Company, it is not practical to allocate general
	corporate expenses, interest, and other income between the various
	segments.

			           YEAR	          YEAR	          YEAR
	IDENTIFIABLE ASSETS OF EACH        ENDED             ENDED               ENDED
	SEGMENT ARE LISTED BELOW          2000	       1999	        1998

	Candied Fruit		   $ 10,307,912	    $ 10,506,917	    $ 8,358,923
	Molded Plastics		         2,792,414	         2,503,913	       2,313,932
	Identifiable Assets	       13,100,326	       13,010,830	     10,672,855
	General Corporate Assets	         4,268,313	         3,886,856	       5,637,724
	TOTAL ASSETS		   $ 17,368,639	   $ 16,897,686	 $ 16,310,579
II-26
				PARADISE, INC.
				AND SUBSIDIARIES

	NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
	DECEMBER 31, 2000, 1999 AND 1998


NOTE 12:	BUSINESS SEGMENT DATA (CONTINUED)

	Identifiable assets by segment are those assets that are principally used in
	the operations of each segment.  General corporate assets are principally
	cash, land and buildings, and investments.

	DEPRECIATION AND AMORTI-	           YEAR	         YEAR	      YEAR
	ZATION EXPENSE OF EACH	        ENDED	      ENDED	    ENDED
    			            2000                   l999                   l998

	Candied Fruit		     $ 410,798	     $ 520,541	   $ 559,846
	Molded Plastics		        221,022	        248,518	      272,188
	Segment Depreciation and
	   Amortization Expense	        631,820	        769,059	      832,034

	General Corporate Depreciation
	   and Amortization Expense	          75,404	          94,215	        63,902

	TOTAL DEPRECIATION AND
	   AMORTIZATION EXPENSE	    $ 707,224	    $ 863,274	  $ 895,936


	CAPITAL EXPENDITURES	        YEAR                YEAR   	   YEAR
	OF EACH SEGMENT ARE                  ENDED              ENDED            ENDED
	LISTED BELOW	       2000	      1999	   1998

	Candied Fruit		   $ 319,055	$ 915,626	$ 496,133
	Molded Plastics 	      282,355 	      97,381 	   116,285

	Segment Capital Expenditures         601,410        	1,013,007     	   612,418
	General Corporate Capital
	    Expenditures		         96,626	     93,093	     41,606

	TOTAL CAPITAL EXPENDITURES $ 698,036    $ 1,106,100           $ 654,024

	The Company conducts operations only within the United States. Foreign sales are insignificant; primarily all sales are to domestic companies.
II-27
		PARADISE, INC. AND SUBSIDIARIES

		NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
 			DECEMBER 3l, 2000, 1999 AND 1998


NOTE 13: MAJOR CUSTOMER

	During the year ended December 31, 2000, the Company derived more than
	15% of its consolidated revenues from sales to the affiliated companies
	Wal-Mart Stores, Inc. and Sam's Club.  These affiliated companies are
	not related to Paradise, Inc. in any way.  Sales to each of these affiliates
	are made separately, and each is shipped a different brand of fruit products
	and invoiced by a separate Paradise, Inc. subsidiary.  The loss of sales to
	either or both of these affiliated companies could have a material adverse
	effect on operating earnings.  In addition, nearly 7% of consolidated
	revenues were sales to Kroger, Inc. and its supermarket subsidiaries.
	These sales were made directly to several different entities, invoiced
	separately, with shipments consisting of several private, and/or Paradise
	owned or controlled brands.

NOTE 14:  CONCENTRATION OF CREDIT RISK

	Financial instruments which potentially subject the Company to concentration
	of credit risk consist principally of cash equivalents and unsecured trade
	receivables.  The Company's cash equivalents are maintained with several
	financial institutions located in Florida. Accounts at each institution are
	secured by the Federal Deposit Insurance Corporation up to $100,000.
	Uninsured balances aggregate to $1,728,498 at December 31, 2000.  The
	Company grants credit to customers, substantially all of whom are located in
	the United States.  The Company's ability to collect these receivables is
	dependent upon economic conditions in the United States and the financial
	condition of its customers.


NOTE 15:  DEFERRED INCOME TAXES

	The Company recognizes deferred tax assets and liabilities for future tax
	consequences of events that have been previously recognized in the
	Company's financial statements or tax returns.  The measurement of
	deferred tax assets and liabilities is based on provisions of the enacted tax
	law; the effects of future changes in tax laws or rates are not anticipated.









II-28


		PARADISE, INC. AND SUBSIDIARIES

	NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
	DECEMBER 3l, 2000, 1999 AND 1998


NOTE 15:  DEFERRED INCOME TAXES (CONTINUED)

	Significant components of the Company's deferred tax assets
	and liabilities at December 31, 2000, 1999 and 1998 were:
   			          2000	     1999	     1998
	Deferred Tax Assets resulting from:
	   Inventory Valuation	      $ 123,006    	  $ 152,032   	$ 114,212
	   Book Provision for Loss of Profits     123,050 	     133,210 	    192,666
	   Contribution Carryforward	            71,034	     151,374	    210,206

	     Total Deferred Tax Assets	          317,090	     436,616	    517,084

	Deferred Tax Liabilities resulting from:
	     Tax over Book Depreciation	          372,050	     411,370	    451,689

	Total Deferred Tax Liabilities	          372,050	     411,370	    451,689

	Net Deferred Tax (Asset) Liability        $ 54,960	  $ ( 25,246 )	 $ ( 65,395 )

	The Net Deferred Tax (Asset) Liability
	   is reflected in the Balance Sheet
	   under these captions:
	      Deferred Income Tax Asset	    $ ( 317,090 )	$ ( 436,616 )	$ ( 517,084 )
	      Deferred Income Tax Liability       372,0504	      411,370	     451,689

			       $  54,960         $ ( 25,246 )   	 $ (  65,395 )

NOTE 16:	UNUSUAL MATERIAL EVENT

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

	All financial instruments are carried at amounts that approximate estimated
	fair value. These financial instruments are cash, accounts receivable,
	accounts payable, accrued expenses, short-term debt and long-term debt
	obligations.

II-29
		PARADISE, INC. AND SUBSIDIARIES

	NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
	DECEMBER 31, 2000, 1999 AND 1998

NOTE 18:	QUARTERLY FINANCIAL DATA (UNAUDITED)

	Selected quarterly financial data is summarized as follows:

				QUARTER ENDED
	   2000		March 31	June 30         September 30	December 31

	NET SALES		$ 1,384,984	$ 1,721,991     $ 10,115,365	$ 10,089,015
	GROSS PROFIT (LOSS)	       ( 59,047)	      796,996	   3,871,165	     3,250,864
	NET INCOME (LOSS)	    ( 879,806 )	    ( 187,707 )	   1,790,314	        619,258
	EARNINGS (LOSS)
	   PER COMMON
	   SHARE	 	       $(1.69)	       $(0.36)	          $3.45	         $1.19


				QUARTER ENDED
	1999		March 31	June 30	September 30	December 31

	NET SALES		$ 1,269,380	$ 1,610,547	$ 9,439,028	$ 9,225,368
	GROSS PROFIT	       142,090	      219,699	   3,872,545	   3,087,931
	NET INCOME (LOSS)	     ( 666,640 )	    ( 722,950 )	   1,958,464	      586,551
	EARNINGS (LOSS)
	   PER COMMON
	   SHARE	 	        $(1.28)	         $(1.39)	        $3.77	        $1.13


            				QUARTER ENDED
1923:   	1998		March 31	June 30	September 30	December 31

	NET SALES		$ 1,326,374	$ 988,517	$ 12,824,713	$ 6,828,210
	GROSS PROFIT (LOSS)	       499,154	   ( 41,133 )	      5,042,137	   2,176,926
	NET INCOME (LOSS)	     ( 310,799 )	 ( 145,675 )	      2,023,979	       446,920
	EARNINGS (LOSS)
	  PER COMMON
	  SHARE		      $(0.60)	     $(0.28)	        $3.90	      $0.86








	II-30

Item 8.	Changes in and Disagreements with Accountants on Accounting
	and Financial Disclosure

	None













































II-31
	PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons,
	Compliance with Section 16 (a) of the Exchange Act

(a)			Directors of the Registrant

	Melvin S. Gordon -	President of the Registrant, 67 years old.
			Term of office will expire at next
			stockholders' meeting.  Officer with
			Registrant past 36 years.

	Eugene L. Weiner -	Director and Executive Vice-President,
			Secretary and Treasurer of the Registrant, 69 years old. Term of office will expire at next stockholders' meeting. Officer with Registrant past 35 years.

	Randy S. Gordon - 	Vice President for Plastics Sales of the
			Registrant, 45 years old. Term of office will expire at next stockholders' meeting. Employee of Registrant past 22 years.

	Tracy W. Schulis - 	Vice President for Fruit Sales of the
			Registrant, 44 years old. Term of office will expire at next stockholders' meeting. Employee of Registrant past 21 years.

	Mark H. Gordon -	Vice President, Manager of Fruit Man-
			ufacturing,  38 years old.  Term of
			office will expire at next stockholders' meeting. Employee of Registrant past 15 years.


(a)			Executive Officers of the Registrant

	Melvin S. Gordon -	President, 67 years old. Term of office
			will expire at next annual directors'
			meeting.  Officer with Registrant past
			36 years.

	Eugene L. Weiner -	Executive Vice-President, Secretary,
			Treasurer, 69 years old.  In charge
			of operations.  Term of office will
			expire at next annual directors'
			meeting.  Officer with Registrant
			 past 35 years.












	III-1

Item 9.	Directors and Executive Officers of the Registrant (Continued)

(b)	Not Applicable

(c)		Family Relationships

	Melvin S. Gordon is first cousin by marriage to Eugene L. Weiner.

	Melvin S. Gordon is the father of Randy S. Gordon and Mark H. Gordon and the father-in-law of Tracy W. Schulis.

(d)	Not Applicable


Item 10.	Executive Compensation

(a) and (b) The following information is set forth with respect to all remuneration paid or accrued by the Company and its subsidiaries during the year ended December 31, 2000 to its officers and directors as a group. Pursuant to regulation S-B
  Item 402 (a)(2)(i) and (ii) the Company's five most highly paid executive officers or directors, included in the group total, whose total remuneration exceeds $100,000 are separately listed.




























III-2
Item 10.	Executive Compensation (Continued)

	COMPENSATION

NAME OF INDIVIDUAL			             ESTIMATED PROJECTED
      AND CAPACITY			                    ANNUAL BENEFITS
    IN WHICH SERVED	               SALARY (1)	BONUS	PAYABLE (3) (4)

All Directors and
 Officers as a Group
 (5 Persons)

Melvin S. Gordon,
 President and
 Director	           $   348,213 (2)	$ 79,000	             (6)

Eugene L. Weiner,
 Executive Vice-
 President and
 Director	            $   311,226 (2)	$ 70,000                           (5)

Randy S. Gordon,
 Vice-President
 and Director	            $   180,652	$ 49,257	     $ 64,841

Tracy W. Schulis,
 Vice-President
  and Director	            $   180,908	$ 49,257	     $ 64,841

Mark H. Gordon,
 Vice-President
 and Director	           $   180,136	$ 49,257	     $ 64,841



	NOTES TO THE ABOVE TABLE

1. Included are charges for the personal use of Company automobiles and
               PS-58 Costs.

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

	4.	As of the latest available actuarial valuation date.

	5. 	Received a lump-sum distribution in 1996.

	6.	Received a lump-sum distribution in 1999.


	(c) and (d)	Options, Warrants, or Rights

		Not applicable


(e)	Long-Term Incentive Plan Awards Table

	Not Applicable


Item 11.	Security Ownership of Certain Beneficial Owners and Management

(a)	The following table sets forth as of December 31, 2000, information
	concerning the beneficial ownership of the common stock of the Company by the persons who own, are known by the company to own, or who the Company has been advised have filed with the S.E.C. declarations of beneficial ownership, of more than 5% of the outstanding common stock.















III-4
Item 11. Security Ownership of Certain Beneficial Owners and Management (Continued)

				              AMOUNT & NATURE
		NAME AND ADDRESS OF   TITLE OF           OF BENEFICIAL	  	 PERCENT
		   BENEFICIAL OWNER          CLASS              OWNERSHIP (1)	 	 OF CLASS

		Estate of
		Frank A. Weaner	Common
		c/o Melvin Gordon
		2611 Bayshore Blvd.
		Tampa, Florida			129,060		        24.8%

		Melvin S. Gordon	Common
		2611 Bayshore Blvd.
		Tampa, Florida			  60,892		        11.7

		TOTAL			189,952		        36.5%

(b)	Beneficial ownership of common stock held by all directors
	and officers of  the Company as a group:
			                          AMOUNT AND NATURE
			TITLE OF                OF BENEFICIAL	      PERCENT
			  CLASS  	   OWNERSHIP (1)  	     OF CLASS
	Directors and
	Officers
	As a Group		Common	           223,989		         43.1

	Estate of
	Frank A. Weaner	Common	           129,060		         24.8

	Melvin S. Gordon	Common	             60,892		         11.7

	Eugene L. Weiner	Common                         19,300		           3.7

	Randy S. Gordon	Common                           6,104		           1.2

	Tracy W. Schulis	Common	               4,571		            .9

	Mark H. Gordon		Common	               4,062		            .8

	(1)	The nature of the beneficial ownership for all shares is sole
		voting and investment power.

(c)	The Company knows of no contractual arrangements which may at a
	subsequent date result in a change in control of the Company.




	III-5
Item 12.	Certain Relationships and Related Transactions

	None


Item 13.	Exhibits and Reports on Form 8-K

									     PAGE

(a)	Exhibit (3) - Articles of Incorporation and By-Laws			Incorporated
									By Reference

		Exhibit (11) - Statement Re: Computation of Per
		                         Share Earnings						    II - 24

		Exhibit (21) - Subsidiaries of the Small Business
		                         Issuer							   III - 7


(b)		Reports on Form 8-K

		No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 2000.


























	III-6

Item 13.	Exhibit 21 - Subsidiaries of the Small Business Issuer

							       STATE OF
							INCORPORATION

		Fruit Traders, Inc.						Florida

		White Swan Products, Inc.						Florida

		Sun-Ripe Fruit Products, Inc.					Florida

		F.T. Properties, Inc.						Florida

		Paradise Growers, Inc.						Florida

		Pennant Fruit Products, Inc.					Florida

		Mor-Fruit Products, Inc.						Florida































	III-7

	SIGNATURES


	In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



       March 27, 2001               			PARADISE, INC.
	Date

				  s/Melvin S. Gordon
				Melvin S. Gordon
				President


	In accordance with the Exchange Act this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.



   s/ Melvin S. Gordon         President and Director			March 27, 2001
Melvin S. Gordon					Date


   s/ Eugene L. Weiner       Executive Vice President
Eugene L. Weiner	      and Director-Principal
		       Financial and Accounting
		      Officer				March 27, 2001
						Date


   s/ Randy S. Gordon        Vice President and
Randy S. Gordon	      Director				March 27, 2001
						Date


   s/ Tracy W. Schulis       Vice President and
Tracy W. Schulis	    Director				March 27, 2001
						Date


   s/ Mark H. Gordon      	Vice President and
Mark H. Gordon	   Director				March 27, 2001
						Date





	SIGNATURES


	In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



       March 27, 2001               			PARADISE, INC.
	Date

										____________________________
Melvin S. Gordon
President


	In accordance with the Exchange Act this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.



			President and Director   	March 27, 2001
Melvin S. Gordon				Date


                                               	Executive Vice President
Eugene L. Weiner		  and Director-Principal
			  Financial and Accounting
			  Officer		March 27, 2001
					Date


                                              	Vice President and
Randy S. Gordon		  Director		March 27, 2001
					Date


                                             	Vice President and
Tracy W. Schulis		  Director		March 27, 2001
					Date


                                            	Vice President and
Mark H. Gordon		  Director		March 27, 2001
					Date