Form 10QSB
period 2001-03-31
PARADISE INC
filed 2001-05-14
CIK 76149

FORM 10 - QSB

SECURITIES AND EXCHANGE COMMISSION


Washington, D.C.  20549

QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2001
Commission File No. 0-3026

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

"Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date."
34:

          Class                          Outstanding as of March 31,
          -----                                      ---------------------------
                                                    2001                  2000
38    Common Stock
$0.30 Par Value        518,977 Shares	   519,170 Shares

PARADISE, INC.                   COMMISSION FILE NO. 0-3026

PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements
(a)(1)    CONSOLIDATED BALANCE SHEETS
          ---------------------------

                                AS OF MARCH 31,
                                     --------------
                                2001	  2000
 :     ASSETS
------

CURRENT ASSETS:
 Cash and Unrestricted
  Demand Deposits	             $    29,026    $    38,882
 Accounts and Notes
  Receivable, Less
  Allowances of $-0-
  (2001 and 2000)                               1,005,745        655,137
 Inventories:
  Raw Materials                                  2,829,954      2,477,713
  Work in Process                                    21,607           34,605
  Finished Goods                               7,234,600      6,133,728
 Deferred Income Tax Asset               317,090          436,616
 Income Tax Refund
  Receivable                                           230,074          116,062
 Prepaid Expenses and Other
  Current Assets                                     225,175         258,915

TOTAL CURRENT ASSETS        11,893,271     10,151,658

 Property, Plant and Equipment,
  Less Accumulated Depreciation
  of $14,947,912 (2001) and
  $14,275,946 (2000)                     5,819,291      5,771,400
 Deferred Charges and Other
  Assets                                                717,921         685,388

TOTAL ASSETS                      $ 18,430,483   $ 16,608,446

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
 Notes and Trade Acceptances
  Payable                                  $  1,058,340  $  1,181,174
 Current Portion of Long-Term
  Debt                                              200,879         502,645
 Accounts Payable                    2,690,327      1,953,791
 Accrued Liabilities                      988,114          685,061
 Federal and State Income
  Taxes Payable                                         0                     0

TOTAL CURRENT LIABILITIES    4,937,660      4,322,671


LONG-TERM DEBT, NET OF CURRENT
 PORTION                                             757,368        773,327

DEFERRED INCOME TAX LIABILITY  372,050        411,370

STOCKHOLDERS' EQUITY:
 Common Stock: Auth; 2,000,000 shs.
  @ $.30 Par Value; Issued 582,721
  (2001 and 2000)                                    174,816          174,926
 Capital in Excess of Par Value          1,288,793      1,288,793
 Retained Earnings                            11,210,418      9,911,564
 Less 63,744 (2001) and 63,551
  (2000) shares at cost held in
  Treasury                                          (  276,919 )  (   274,205 )
 Unrealized Holding Gain (Loss)  (    33,703 )

   Total Stockholders' Equity          12,363,405    11,101,078

      TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY     $ 18,430,483   $ 16,608,446

PARADISE, INC.                       COMMISSION FILE NO. 0-3026

(a) (1)   CONSOLIDATED STATEMENTS OF INCOME

                	 FOR THE THREE MONTHS ENDED
                               --------------------------
                                        MARCH 31
                                           --------
                                   2001            2000
                                       ----            ----

Net Sales                              $  1,360,562    $  1,384,984

151:    Costs and Expenses:
 Cost of Goods Sold                  1,055,840       1,444,031
 Selling, General and
  Administrative Expense              851,469         643,424
 Depreciation and Amortization   167,839         169,633
 Interest Expense - Long Term      15,188            28,156

   Total Expenses                        2,090,336       2,285,244

Other Income                                       14,393          20,454
161:
Earnings (Loss) from
 Operations Before Provision
 for Income Taxes                       (   715,381 )    (  879,806 )

Provision for Income Taxes                       0                      0

Net Earnings (Loss)                 $(   715,381 )  $(   879,806 )

Earnings (Loss) per
 Common Share                                   $( 1.38 )       $( 1.69 )
172:

PARADISE, INC.                        COMMISSION FILE NO. 0-3026

(a)(1)   CONSOLIDATED STATEMENTS OF CASH FLOWS

                          FOR THE THREE MONTHS ENDED
                                    --------------------------
                                             MARCH 31,
                                             ---------
                                                     2001             2000

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Earnings (Loss)               $(   715,381 )    $(   879,806 )
 Adjustments to Reconcile Net
  Earnings (Loss) to Net Cash Used
  in Operating Activities:
   Depreciation Amortization         167,839              169,633
   Decrease (Increase) in:
   Accounts Receivable               1,365,814           2,025,645
   Inventories                              ( 4,091,465 )     (  2,929,833 )
   Prepaid Expenses                      251,514                 57,159
   Other Assets                             (    48,680 )         (    34,212 )
   Income Tax Receivable         (   177,619 )         (    12,470 )
   Increase (Decrease) in:
    Accounts Payable                     1,976,046           1,487,760
    Accrued Expense                   ( 1,057,765 )      ( 1,107,999 )
    Income Taxes Payable	            (    84,381 )      (     136,530 )


     Net Cash Used in
      Operating Activities             ( 2,414,078 )    (   1,360,653 )

CASH FLOWS FROM INVESTING
 ACTIVITIES:
 Purchase of Property and
  Equipment                                  (   188,918 )    (  147,461 )

   Net Cash Used in
    Investing Activities                  (   188,918 )    (   147,461 )

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net Proceeds (Repayments) of
  Short-Term Debt                        834,404          980,714
 Principal Payments of Long-Term
  Debt                                         (    72,059 )    (   633,379 )
 Proceeds from Issuance of
  Long-Term Debt                        180,980

       Net Cash Provided by
    Financing Activities                   943,325          347,335

   Net Decrease in Cash        ( 1,659,671 )  (  1,160,779 )


CASH AT BEGIN OF PERIOD    1,688,697        1,199,661

CASH AT END OF PERIOD       $     29,026     $     38,882

PARADISE, INC.                                     COMMISSION FILE NO. 0-3026


Item 1.  Financial Statements (Continued)
-----------------------------------------

Earnings per common share, assuming no dilution, are based on the weighted average number of shares outstanding during the period: 518,977 (2001)and 519,170 (2000).

The foregoing information is unaudited, but, in the opinion of management, includes all adjustments, consisting of normal accruals, necessary for a fair presentation of the results of the period reported.

Item 2.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations
-------------

Overview
--------

The Company has two major segments of business: (1) the core business of glace' (candied) fruit, which includes all fruit-related operations and accounted for more than 82% of total net sales during 2000, and (2) plastics molding, which represents the balance of sales, and includes all injection molding and thermoforming operations, including the manufacture of packaging for the Company's fruit products. Only sales to unaffiliated customers are reported.

Glace' (candied) fruit is used primarily as an ingredient for Thanksgiving and Christmas holiday confections. Therefore, sales in this segment are highly seasonal, with approximately
 80% of total annual shipments made during the period beginning the second week in September, and ending in early
 November each year. However, in order to make timely deliveries during this period of peak demand, the Company must manufacture products for approximately ten to eleven months each year, building large inventories and accruing expenses without significant offsetting income. This requires large borrowings for short-term working capital, and results in the accrual of material losses, which often persist well into the third quarter.

It is for this reason that management recommends that only a full year's reporting be used for the analysis of financial performance. It is also the opinion of management that, due to seasonal differences, the comparison of individual quarterly reporting is of little or no value. Therefore, "Management's Discussion" is generally limited to comparisons of the current year-to-date with the similar period in the preceding year.

The First Quarter
-----------------

Total net sales decreased by less than 2% as compared to the first three months during 2000. Of sales totals during the period, the plastics segment accounted for 73%, recording a nearly 22% gain. The balance of net sales were in the glace' fruit segment, and reflected mostly returns and adjustments from prior year sales, rather than new shipments.
Overall, first quarter sales amounted to less than 6% of the total sales during 2000, further illustrating the seasonality in this segment of business.

As reported in numerous filings and financial statements, it is industry practice to allow return-for-full-credit of a certain negotiated percentage of merchandise sold. It is Company practice to estimate the magnitude of such charges, and establish a reserve for the estimated gross profits lost. This amount is deducted from Company earnings during the year that the sales are made.

A portion of returns is charged to this reserve, with the balance reflected in the "inventory valuation" account in the costs of goods sold section of the financial statements.

PARADISE, INC.                                    COMMISSION FILE NO. 0-3026

-----------------------------

Costs of Goods Sold decreased significantly, largely due to the inventory valuations outlined above. The largest increases in this category were payroll, utilities, and gas and oil.

Selling, general and administrative expenses increased in several categories: payrolls, as part of a general increase given to all employees on January 1st; advertising allowance rebates, as related to year-end 2000 sales; legal and audit expenses, due to timing differences in CPA's billings for year-end audit in progress; and professional services expenses, incurred in conjunction with major improvements in the Company's data processing systems.

Interest expense declined by more than 45% as long-term debt has declined materially, and there were no significant borrowings on the Company's revolving short-term working capital loan.

Summary
-------

All of the above resulted in a smaller loss than which had been sustained during the first quarter of year 2000. However, as outlined above, a small percentage of anticipated annual sales and manufacturing activities have taken place.

On that basis, and, given the uncertain future of the general economy, it is the opinion of management that it is too early to discern significant trends or to forecast year-end results with any degree of certainty.

PART II.  OTHER INFORMATION

None of the item numbers on captions are applicable to this report and are, therefore, omitted.







SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  May 10, 2001                PARADISE, INC.
                                   s/Melvin S. Gordon
                                   Melvin S. Gordon, President

                                   s/Eugene L. Weiner
                                   Eugene L. Weiner, Executive Vice-president,
                                           Secretary-Treasurer

Independent Accountant's Review Report
--------------------------------------

We have reviewed the accompanying Consolidated Balance Sheets,
Statements of Income and Cash Flows of Paradise, Inc. and consolidated subsidiaries as of March 31, 2001 and 2000, and for the three-month
periods then ended.   These financial statements are the responsibility
of the company's management.

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




May 9, 2001