Form 10QSB/A
period 2001-06-30
PARADISE INC
filed 2001-09-10
CIK 76149

FORM 10 - QSB

          SECURITIES AND EXCHANGE COMMISSION


               Washington, D.C.  20549

     QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF

         THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended June 30, 2001
                    Commission File No. 0-3026

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

     "Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date."

          Class                           Outstanding as of June 30,
                                                2001                   2000
        Common Stock
          $0.30 Par Value   518,977 Shares      519,170 Shares











                             Page 1
PARADISE, INC.                           COMMISSION FILE NO. 0-3026

PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements
 (a) (1)  CONSOLIDATED BALANCE SHEETS

                                                         AS OF JUNE 30,
                                              2001                       2000 *
      ASSETS

CURRENT ASSETS:
  Cash and Unrestricted  Deposits  $     39,670$        49,120
  Accounts and Notes Receivable, Less
  Allowances of $-0- (2001 and 2000)   682,701      881,876
  Inventories:
  Raw Materials                                      2,699,205    2,241,785
  Work in Process                                     419,200        332,897
  Finished Goods                                11,060,114  11,574,827
  Deferred Income Tax Asset                  317,090       436,616
  Income Tax Refund Receivable           178,937         64,925
  Prepaid Expenses Other Assets         685,602       612,956

          TOTAL CURRENT ASSETS    16,082,519   16,195,002

  Property, Plant and Equipment, Less
    Accumulated Depreciation of $15,124,270
    (2001) and $14,451,631 (2000)      5,844,378    5,839,849
  Deferred Charges Other Assets          722,051       693,430

TOTAL ASSETS                              $ 22,648,948 $ 22,728,281

        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Notes and Trade Accept. Payable   $   4,247,103 $   4,825,761
 Current Portion of Long-Term Debt         188,939          274,597
 Accounts Payable                                    3,895,423      4,747,387
 Accrued Liabilities                                      878,432        871,433
 Income Taxes Payable                                    0                     0

        TOTAL CURRENT LIABILITIES       9,209,897   10,719,178

LONG-TERM DEBT, NET OF CURRENT    755,993      722,409

DEFERRED INCOME TAX LIABILITY           372,050      411,370

STOCKHOLDERS' EQUITY:
  Common Stock: Auth; 2,000,000 shs. @ $.30
  Par Value; Issued 582,721                        174,816       174,926
Capital in Excess of Par Value               1,288,793   1,288,793
Retained Earnings                                  11,158,021   9,685,810
 Less 63,744 (2001) and 63,551 (2000) Shares
 at Cost Held in Treasury                    (     276,919)(    274,205)
Unrealized Holding Gain                       (       33,703)             0

     Total Equity                                     12,311,008   10,875,324

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY        $ 22,648,948 $ 22,728,281


* Restated for Comparative Purposes
                             Page 2
                  COMMISSION FILE NO. 0-3026

Item 1.   Financial Statements (Continued)

(a) (1)    CONSOLIDATED STATEMENTS OF INCOME

                       FOR THE THREE MONTHS ENDED
                                             JUNE 30
                         2001                                       2000 *

Net Sales                                   $ 2,155,290       $ 1,721,991

Costs and Expenses:
 Cost of Goods Sold                   1,333,473             951,995
 Selling, General Admin                620,497             707,947
 Depreciation and Amortization   164,113             166,799
 Interest Expense - Long Term      25,467                24,011
 Interest Expense - Short Term     81,812              114,850

        Total Expenses                   2,225,362         1,965,602

Loss from Operations              (     70,072)       (   243,611)

Other Income                                     17,675            20,990

Loss Before Income Taxes      (     52,397)      (   222,621)

Provision for Income Taxes                            0                 0

Net Earnings (Loss)             $(     52,397)     $(   222,621)


Earnings (Loss) per Share          $(0.10)              $ .043





















* Restated for Comparative Purposes

                              Page 3
PARADISE, INC.              COMMISSION FILE NO. 0-3026

Item 1.   Financial Statements (Continued)

(a) (1)    CONSOLIDATED STATEMENTS OF INCOME

                            FOR THE SIX MONTHS ENDED
                                                 JUNE 30
                               2001                                       2000 *

Net Sales                                   $ 3,515,852       $ 3,106,975

Costs and Expenses:
 Cost of Goods Sold                    2,389,313         2,396,026
 Selling, General Admin              1,471,966         1,351,371
 Depreciation and Amortization     331,952            336,432
 Interest Expense - Long Term        40,655              52,167
 Interest Expense - Short Term        81,812           114,850

        Total Expenses                     4,315,698        4,250,846

Loss from Operations                (   799,846)     (1,143,871)

Other Income                                      32,068             38,312

Loss Before Income Taxes      (   767,778)       (1,105,559)

Provision for Income Taxes                            0                 0

Net Earnings (Loss)                $(   767,778)      $(1,105,559)


Earnings (Loss) per Share            $(1.48)                 $(2.13)





















* Restated for Comparative Purposes

                              Page 4
PARADISE, INC.                               COMMISSION FILE NO. 0-3026

Item1.  Financial Statements (Continued)

(a) (1)  CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 FOR THE SIX MONTHS ENDED
                                                  JUNE 30,
                               2001                                      2000 *
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                          $(   767,778) $(1,105,559)
  Adjustments to Reconcile Net Loss to Net
     Cash Used in Operating Activities:
       Depreciation and Amortization     331,952          336,432
       Decrease (Increase) in:
        Accounts Receivable                 1,688,858       1,798,906
        Inventories                                  (8,183,823)   (8,433,296)
        Income Tax Receivable            (   210,863)           38,667
        Prepaid Expenses                     (   208,913)   (   296,882)
      Increase (Decrease) in:
        Accounts Payable                       3,181,141      4,281,356
        Accrued Expense                       (   959,708)   (   739,788)
        Income Taxes Payable                                     (   136,530)

Net Cash Used in
           Operating Activities               (5,129,134)   (4,256,694)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of Property and Equipment  (   382,971)   (   381,219)

Net Cash Used in Investing Activities   (   382,971)   (   381,219)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds of Long-Term Debt                  180,981                   0
Net Proceeds of Short-Term Debt     1,023,167       4,625,302
Principal Payments                             (     85,373)     (   912,345)
Dividends Paid                                     (   207,740)     (   181,840)
Increase in Other Assets                    (     47,958)     (     43,745)

Net Cash Provided by
   Financing Activities                            3,863,077       3,487,372

         Net Decrease in Cash               (1,649,028)   (1,150,541)

CASH AT BEGINNING OF PERIOD         1,688,698     1,199,661

CASH AT END OF PERIOD                  $      39,670  $      49,120

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING
               AND INVESTING ACTIVITIES:

  PROCEEDS OF LONG-TERM DEBT USED TO:
     Purchase Equipment                              $ 0                 $ 0




* Restated for Comparative Purposes

                              Page 5
           PARADISE, INC.                      COMMISSION FILE NO. 0-3026

Item1.  Financial Statements (Continued)

(g) Earnings per common share, assuming no dilution, are based on the weighted average number of shares outstanding during the period:
              518,977 (2001) and 519,170 (2000).

(h) The foregoing information is unaudited, but, in the opinion of management, includes all adjustments, consisting of normal accruals, necessary for a fair presentation of the results for the period reported.


Item 2.  Management's Discussion and Analysis of Financial Condition
                      and Results of Operations

Overview

The Company's core business, glace' (candied) fruit, which accounted for approximately 82% of total annual sales during 2000, is highly seasonal.
That is because the products are utilized primarily as ingredients for fruitcakes and other winter holiday confections, and nearly 80% of the annual shipments in that segment of business are made during an eight to ten week period, beginning in early September. However, in order to make timely deliveries during this period of peak demand, Paradise must manufacture and pack products throughout the year, building large inventories, and accruing expenses against which there is little offsetting income. The recording of substantial losses is common well into the fourth quarter, even during the most profitable years. Therefore, it is the opinion of management that only a full year's financial reporting will yield a meaningful measure of the Company's performance.

Manufacturing activity varies greatly from quarter to quarter and from year to year, depending on seasonal harvests and availability of raw materials, anticipated orders and other factors. A comparison of the current quarter with that immediately preceding or the similar quarter during the past year yields little useful information, so "Management's Discussion" is confined to data from the current year-to-date as compared to the like period during the preceding year.

The Company's other segment of business, plastics molding, accounted for approximately 18% of total 2000 sales and generally does not have the extreme seasonal variations as the fruit segment.


The First Six Months

Total net sales increased by more than 13%, as compared to the first half of 2000. Some of the increase took place in the glace' fruit segment, and resulted from a substantial reduction in credits issued for returns and reclamation charges", for merchandise sold during the prior year, but returned during the current period.

As disclosed in numerous previous filings, it is industry practice to allow the return-for-credit of a negotiated percentage of merchandise sold.
It is Company practice to estimate the magnitude of these returns and to establish a reserve for the estimated gross profits to be lost. This amount is deducted from Company earnings in the year during which the sales are made, and the reserve is charged as returns are received early in the ensuing year.

 In the plastics molding segment of business, sales continued their upward trend with an increase of nearly 36%, as compared to the first six months of 2000. This increase was composed of sales to both existing and new customers, and validates management's strategy of minimizing the production of "generic" products and concentrating on custom applications.






                              Page 6
PARADISE, INC.           COMMISSION FILE NO. 0-3026

Item 2.  Management's Discussion and Analysis of Financial Condition
                       and Results of Operations (Continued)

The First Six Months (Continued)

Expressed as a percentage of sales, costs of goods sold decreased significantly. Much of this was due to the differences in inventory valuations related to fewer returns, as well as improved gross profitability in the higher plastics segment sales. There were general increases in factory labor costs, as the Company granted an across-the-board 5% wage increase to all employees at the beginning of the year. Energy and utility costs moved sharply upward also, reflecting national trends.

Selling, general and administrative expenses increased in several categories: payrolls, as a function of the general increase mentioned above; legal and audit expenses, due to timing differences in our CPA's billing for the year-end audit in progress; and group medical insurance, again reflecting the national trend. Interest expense decreased as rates continued to decline and borrowings were materially lower.


Summary

Since only approximately 15% of anticipated annual sales have been made to date, it is the opinion of management that it is far too early to forecast year-end results, despite the encouraging mid-year improvement in earnings (loss) as compared to the first six months of 2000.

Our Independent Accountants have reviewed our interim financial information and their report, dated August 6, 2001 is included herewith on Page 8.


PART II.  OTHER INFORMATION

None of the item numbers on captions are applicable to this report and are, therefore, omitted.


                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 8, 2001                    PARADISE, INC.



    s/ Melvin S. Gordon
    Melvin S. Gordon, President



    s/ Eugene L. Weiner
    Eugene L. Weiner, Executive Vice
    President, Secretary-Treasurer





                              Page 7



















              INDEPENDENT ACCOUNTANT'S REVIEW REPORT



We have reviewed the accompanying Consolidated Balance Sheets, Statements of Income and Cash Flows of Paradise, Inc. and consolidated subsidiaries as of June 30, 2001 and 2000, and for the three-month and six-month periods then ended. These financial statements are the responsibility of the Company's management.

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



Certified Public Accountants
August 6, 2001













                               Page 8