Form 10QSB
period 2001-09-30
PARADISE INC
filed 2001-11-14
CIK 76149

FORM 10 - QSB

          SECURITIES AND EXCHANGE COMMISSION


               Washington, D.C.  20549

     QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF

         THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended September 30, 2001
                    Commission File No. 0-3026

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

     "Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date."

       Class                 Outstanding as of September 30,
                                               2001                   2000
         Common Stock
       $0.30 Par Value  518,977 Shares      518,977 Shares











                             Page 1
    PARADISE, INC.        COMMISSION FILE NO. 0-3026

PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements
 (a) (1)  CONSOLIDATED BALANCE SHEETS

                                             AS OF SEPTEMBER 30,
                                             2001                       2000 *
      ASSETS

CURRENT ASSETS:
  Cash                                      $       43,953  $      345,096
  Accounts Receivable,
   Less  Allowances                  6,845,554       8,034,288
  Inventories:
    Raw Materials                       3,805,347        1,907,788
    Work in Process                      253,542           351,140
    Finished Goods                    7,722,799       8,277,190
  Deferred Tax Asset                    317,090          436,616
  Tax Refund Receivable             324,094            52,455
  Other Current Assets                 685,735         575,589

TOTAL CURRENT ASSETS  19,998,114   19,980,162

Property, Plant and Equipment, Less
 Accumulated Depreciation of
       $15,124,270 (2001) and
       $14,451,631 (2000)           5,844,445    5,794,980
Other Assets                                  942,788       689,566

TOTAL ASSETS                $ 26,785,347 $ 26,464,708

        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes  Payable               $   7,193,522  $   8,089,012
  Current Portion Debt              185,576          229,398
  Accounts Payable                2,964,050      2,671,574
  Accrued Liabilities               1,169,859      1,183,486
  Income Taxes Payable           404,967        472,235

CURRENT LIABILITIES      11,917,974   12,645,705

LONG-TERM DEBT, NET         755,802       693,888

DEFERRED TAX LIABILITY     372,050       411,370

STOCKHOLDERS' EQUITY:
  Common Stock: Auth; 2,000,000 shs.
         @ $.30 Par Value;
          Issued 582,721               174,816        174,926
  Capital in Excess of Par     1,288,793     1,288,793
  Retained Earnings           12,586,534    11,526,945
  Less 63,744 shares at cost
         Held in Treasury         (   276,919)  (     276,919)
  Unrealized Gain (Loss)    (     33,703)
  Total Stockholders' Equity 13,739,521   12,713,745

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY $ 26,785,347 $ 26,464,708

* Restated for Comparative Purposes

                             Page 2
  PARADISE, INC.          COMMISSION FILE NO. 0-3026

Item 1.   Financial Statements (Continued)

(a) (1)    CONSOLIDATED STATEMENTS OF INCOME

                 FOR THE THREE MONTHS ENDED
                               SEPTEMBER 30
                        2001                     2000 *

Net Sales                             $ 8,602,307      $ 10,115,365

Costs and Expenses:
 Cost of Goods Sold             5,188,553            6,244,200
 Selling  Admin. Expense     1,313,193           1,249,258
 Depreciation Amort                  180,820              178,920
 Interest Exp.Long Term             19,707                22,395
 Interest Exp.Short Term            89,810              205,856

 Total Expenses                      6,792,083         7,900,629

Earnings Operations            1,810,224          2,214,736

Other Income                               23,256               12,900

Earnings Before Taxes        1,833,480         2,227,636

Provision for Taxes                  404,967            472,235

Net Earnings                     $ 1,428,513     $  1,755,401


Earnings per Share               $ 2.75               $ 3.38



* Restated for Comparative Purposes



















                              Page 3
PARADISE, INC.         COMMISSION FILE NO. 0-3026

Item 1.   Financial Statements (Continued)

(a) (1)    CONSOLIDATED STATEMENTS OF INCOME

                  FOR THE NINE MONTHS ENDED
                                 SEPTEMBER 30
                       2001                          2000 *

Net Sales                             $ 12,118,159      $ 13,221,391

Costs and Expenses:
 Cost of Goods Sold                7,577,866          8,640,226
 Selling Admin. Expense        2,785,159          2,565,715
 Depreciation Amort                   512,772              515,352
 Interest Exp. Long Term             60,362                74,562
 Interest Exp. Short Term          171,622              268,539

Total Expenses                     11,107,781        12,064,394

Earnings Operations             1,010,378           1,156,997

Other Income                                55,324                50,814

Earnings Before Taxes         1,065,702           1,207,811

Provision for Taxes                   404,967              472,235

Net Earnings                      $     660,735     $      735,576


Earnings per  Share                 $ 1.27                $ 1.42


* Restated for Comparative Purposes




















                              Page 4
PARADISE, INC.       COMMISSION FILE NO. 0-3026

Item1.  Financial Statements (Continued)

(a) (1)  CONSOLIDATED STATEMENTS OF CASH FLOWS

                  FOR THE NINE MONTHS ENDED
                                SEPTEMBER 30,
                         2001                  2000 *
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Earnings                      $        660,735   $             735,576
  Adjustments to Reconcile
           Net Earnings to Net Cash
           Used in Operating Activities:
   Depreciation and Amort            512,771                  515,352
   Decrease (Increase) in:
       Accounts Receivable      (  4,473,995 )        (    5,353,506 )
       Inventories                        (  5,786,994 )        (    4,819,905 )
       Prepaid Expenses           (     209,045 )        (       259,515 )
       Income Taxes Receiv      (     271,639 )                  51,136
   Increase (Decrease) in:
       Accounts Payable                2,249,768               2,205,543
       Accrued Expense              (     752,661 )       (       427,734 )
       Income Taxes Payable          404,967                  335,705

Net Cash Used in
   Operating Activities              (  7,666,093 )   (       7,017,348 )

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of  Equipment      (     560,829 )       (       513,778 )

Net Cash Used in
  Investing Activities                 (     560,829 )       (       513,778 )

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds of Short-Term Debt      6,969,586         7,888,552
Proceeds of Long-Term Debt         268,673
Principal Payments of   Debt     (     176,620 )  (       986,065 )
Dividends Paid                             (     207,740 )  (       181,840 )
Increase in Other Assets            (     271,722 )  (         41,372 )
Treasury Stock Purchased                                   (          2,714 )

Net Cash Provided by
 Financing Activities                          6,582,177         6,676,561

Net Decrease in Cash                 (  1,644,745 )    (    854,565 )

CASH  BEGINNING                         1,688,698          1,199,661

CASH END                                   $        43,953   $       345,096



* Restated for Comparative Purposes






                              Page 5
      PARADISE, INC.        COMMISSION FILE NO. 0-3026

Item 1.  Financial Statements (Continued)

(g) Earnings per common share, assuming no dilution, are based on the weighted average number of shares outstanding during the period: 518,977 (2001 and 2000).

(h) The foregoing information is unaudited, but, in the opinion of management, includes all adjustments, consisting of normal accruals, necessary for a fair presentation of the results for the period reported.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

 With approximately 52% of estimated annual sales (based on 2000 totals) made to date, it is appropriate to repeat the caveat made in every interim financial statement. It is the opinion of management that only an analysis of a full year's operations will yield a meaningful measure of the Company's performance. That is because the sales in Paradise's core business, glace' (candied) fruit, which represented 82% of total 2000 sales, are extremely seasonal. These products are used primarily as ingredients for Thanksgiving and Christmas holiday confections, and approximately 80% of total annual sales in this segment of business are concentrated between early September and mid-November, each year. Therefore, a material balance of the "selling season" remains for fiscal 2001.

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

Likewise, comparison of the current quarter with the quarter immediately preceding yields little in the way of useful information, as operations are materially different during each quarter, depending upon harvests, the timing of customers' orders, and other factors.

Therefore, discussion and comparison of the data contained in interim reports is limited to the year-to-date as it relates to the similar period during the prior year.

The First Nine Months

Compared to the prior year, sales during the period have decreased in the fruit segment of business by 15%, and sales in the plastics segment have increased by 16%.





                    Page 6
PARADISE, INC.           COMMISSION FILE NO. 0-3026

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The First Nine Months (Continued)
It is the opinion of management, sustained by subsequent events, that the decline in fruit sales was due to differences in the timing, i.e. several major customers, who ordered shipments during late September 2000, delayed scheduled deliveries until early October 2001. In fact, it is postulated that fruit sales are on a moderately upward trend. However, shelf movement and supermarket reorders during the balance of the year will determine ultimate results.

Management is gratified by the continuing increases in plastics sales, validating the changing of product focus from generic items to custom molding of more highly engineered plastics raw material. In addition to augmenting sales, this strategic move has opened the potential for greater value-added profitability.

 Expressed as a percentage of sales, costs of goods decreased by a few percentage points, a result of inventory valuation adjustments made earlier in the year, and related to the reduction of year 2001 returns of year 2000 sales, as reported in earlier filings. Except for significant increases in payroll and related expenses, and utilities expense, cost containment efforts in manufacturing functions have been relatively effective.

 Selling, general and administrative expenses increased by approximately
12%, due most particularly to payroll, legal and audit, group insurance and advertising expenses. Average borrowings for short-term working capital were down, as were interest rates, resulting in a 32% reduction in interest expense. Depreciation and amortization expenses remained almost the same.


Summary
Despite the reduction in sales for the first nine months, management is optimistic, based on subsequent events to date, that 2001 will be a profitable year. However, with a material percentage of annual sales yet to be made, and the very uncertain economic climate existing at the time of this writing, reliable forecasts for year-end results would be premature.

Our Independent Accountants have reviewed the foregoing interim financial information, and their report, dated November 12, 2001 is included herewith on Page 9.


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

Date: November 10, 2001                      PARADISE, INC.


                    s/ Melvin S. Gordon
                    Melvin S. Gordon, President


                    s/ Eugene L. Weiner
                    Eugene L. Weiner, Executive Vice
                    President, Secretary-Treasurer

































                    Page 8
















    INDEPENDENT ACCOUNTANT'S REVIEW REPORT



We have reviewed the accompanying Consolidated Balance Sheets, Statements of Income and Cash Flows of Paradise, Inc. and consolidated subsidiaries as of September 30, 2001 and 2000, and for the three-month and nine-month periods then ended. These financial statements are the responsibility of the Company's management.

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



Certified Public Accountants
November 12, 2001










                    Page 9