Form 10KSB
period 2001-12-31
PARADISE INC
filed 2002-04-01
CIK 76149

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-KSB
ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2001
Commission File No. 0-3026

PARADISE, INC.
INCORPORATED IN FLORIDA
IRS IDENTIFICATION NO.  59-1007583

1200 DR. MARTIN LUTHER KING, JR., BLVD.
PLANT CITY, FLORIDA  33566
TELEPHONE NO.  (813) 752-1155

Securities Registered Under Section 12 (b) of the Exchange Act:
None
Securities Registered Under Section 12 (g) of the Exchange Act:

                                           Name of Each Exchange
Title of Each Class                        On Which Registered
-------------------                       ---------------------
Common Stock,
   $.30 Par Value                                  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and(2) has been subject to such
filing requirements for the past 90 days.  Yes   x   No___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes x No___

Issuer's revenues for its most recent fiscal year:             $ 23,245,954

State the aggregate market value of the voting stock held by nonaffiliates of the registrant, $4,954,137 (as of January 31, 2002, bid price $17.55)

Class                          Outstanding at December 31, 2001
-------------                  ---------------------------------
Common Stock,
 $.30 Par Value                         518,977 Shares




PARADISE, INC.
==============

2001 FORM 10-KSB ANNUAL REPORT
TABLE OF CONTENTS
-----------------

PART I

Item 1.     Description of Business                                 I-1 - I-4

Item 2.     Description of Property                                 I-4 - I-5

Item 3.     Legal Proceedings                                             I-5

Item 4.     Submission of Matters to a Vote of
               Security Holders                                           I-5

PART II

Item 5.     Market for Common Equity and
               Related Stockholder Matters                        II-1 - II-2

Item 6.     Management's Discussion and Analysis or
               Plan of Operation                                  II-3 - II-6

Item 7.     Financial Statements                                 II-7 - II-29

Item 8.     Changes In and Disagreements with Accountants
               On Accounting and Financial Disclosure                   II-30

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

Item 12.    Certain Relationships and Related Transactions              III-6

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

(b) The Company's operations are conducted through two business segments. These segments, and the primary operations of each, are as follows:

  BUSINESS SEGMENT                             OPERATION
--------------------                       ----------------
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

    In terms of candied fruit dollar sales, during 2001, approximately 20% were shipped to manufacturing bakers and other institutional users, with the balance being sold through supermarkets and other retail outlets for ultimate use in the home.


Item 1. Description of Business (Continued)

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


Item 1. Description of Business (Continued)

    Therefore, Paradise limits its activities in this market to years in Which basic supply and demand statistics, such as West Coast harvest predictions and frozen strawberry prior year inventory carryovers, lead to a reasonable anticipation of profitability. There were limited experimental strawberry operations during 2001 and 2000 and no operations during 1999.

    In the plastics molding segment of business, sales to unaffiliated customers continue to strengthen. This trend began several years ago when management shifted its focus from the sale of high volume, low profit "generics" to higher technology value added custom applications.

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

    With the continuing acquisitions, mergers and other consolidations in the supermarket industry, there is increasing concentration of candied fruit buying activity. During 2001, the Company derived nearly 15% of its con-solidated revenues from affiliated companies Wal-Mart Stores, Inc. and Sam's Club. These customers are not affiliated with Paradise, Inc. in any way, and have exclusive use of a Paradise-owned controlled brand. The loss of any of these customers would have a material adverse effect on operating earnings.


Item 1. Description of Business (Continued)

    While there is no industry-wide data available, management estimates that the Company sold approximately 60-70% of all candied fruits and peels consumed in the U.S. during 2001. The Company knows of two major competitors; however, it estimates that none of these has as large a share of the market as the Company's.

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

    By local ordinance, it is required that all water effluent is metered, tested and discharged into a municipal industrial waste treatment plant. During 2001, costs for this discharge exceeded $327,000, and management estimates that all expenses directly related to compliance with environmental regulations total well over $400,000 annually, which includes costs for permits, third party inspections and depreciation of installations.

    The Company employs between 140 and 275 people, depending upon the season.

    The Company conducts operations principally within the United States. Foreign activities are not material.

Item 2.  Description of Property

   (a) Built in 1961, the plant is located in a modern industrial subdivision at Plant City, Florida, approximately 20 miles east of the City of Tampa. It is served by three railroad sidings, and has paved road access to three major state and national highways. It has production and warehouse facilities of nearly 350,000 sq. ft.


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

Item 4.   Submission of Matters to a Vote of Security Holders

None


PART II

Item 5.   Market for Common Equity and Related Stockholder Matters

    On August 22, 1997 the Securities and Exchange Commission issued new listing requirements for companies listed on the NASDAQ Small Cap Market. The new requirements became effective on February 23, 1998. As of March 2001, the Company had not met the listing criteria.

    (a) The following table shows the range of closing bid prices for the Company's Common Stock in the over-the-counter market for the calendar quarters indicated. The quotations represent prices in the over-the-counter market between dealers in securities, do not include retail mark-up, mark-down, or commissions and do not necessarily represent actual transactions.

                                           BID PRICES
                                        High          Low
                                       -------       -------
                       2001

                   First Quarter         16           16
                   Second Quarter        16.25        16
                   Third Quarter         20           15.50
                   Fourth Quarter        20           16

                       2000

                   First Quarter         16           15.50
                   Second Quarter        16           15.25
                   Third Quarter         16           13.25
                   Fourth Quarter        18           14


    (b)  Approximate Number of Equity Security Holders

    As of December 31, 2001, the approximate number of holders of record of each class of equity securities of the Registrant were:

                                                   NUMBER OF
          TITLE OF CLASS                      HOLDERS OF RECORD
         --------------------                 ------------------
         Common Stock, $.30 Par Value                 209


Item 5.  Market for Common Equity and Related Stockholder Matters (Continued)

   (c) Dividend History and Policy

       The Company has declared dividends of $.35 (2001) and $.40 (2000) and $.35 (1999). Dividends have been declared and paid annually, only when warranted by profitability and permitted by lending agreements.

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

                            RELATIONSHIP TO              PERIOD TO PERIOD
                             TOTAL REVENUE              INCREASE (DECREASE)
                         YEAR ENDED DECEMBER 31,            YEARS ENDED
                        -----------------------        ---------------------
                         2001    2000     1999         2001-2000   2000-1999
                         ----    ----     ----         ---------   ---------
NET SALES:
Candied Fruit and Nuts   81.3%   82.3%    83.5%          -1.5%        6.7%
Molded Plastics          18.7    17.7     16.5            5.3        15.9

                        100.0   100.0    100.0           -0.3         8.2
Cost of Sales            68.2    66.5     66.1            2.2         8.8
Selling, General and
 Administrative Expense  20.0    19.6     19.3            2.2         9.4
Depreciation and
 Amortization             2.9     3.0      4.0           -3.7       -18.1
Interest Expense          1.2     1.9      2.0          -36.8         5.3
Income from Operations    7.7     9.0      8.6          -15.2        13.8
Other Income              0.2     0.3     -0.1          -35.9       907.7
Income Before Provision
 for Income Taxes         7.9     9.3      8.5          -16.0        18.8
Provision for Income
 Taxes                    3.2     3.6      3.2          -14.7        22.5
Net Income                4.7%    5.7%     5.3%         -16.9%       16.5%

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


Item 6. Management's Discussion and Analysis or Plan of Operation (Continued)

(3) Results of Operations

                            2001 Compared to 2000
                            ---------------------
During 2001, especially the third and fourth quarters, Paradise, Inc. was subjected to the same social and economic uncertainty as most of American businesses. While early bookings of orders in the fruit segment of business were relatively robust and encouraging, off-the-shelf movement and resultant reorders, which are placed normally during October, November and early December, did not equal expectations.

Since glace' (candied) fruit is used primarily in Thanksgiving and Christmas confections, over 80% of yearly sales are shipped between early September and year end. Given the prevailing conditions at that time, management was gratified that annual sales were sustained at a level of 98.5% of that during the prior year.

During early 2001, returns of year 2000 sales were reduced as compared to similar returns during the prior year, resulting in a small increase in the comparative net sales for the year reported herein. Provisions for potential losses due to returns from 2001 sales are made to current financial statements, and anticipate that merchandise returns from 2001 sales will not exceed those for the prior year.

In the plastics molding segment of business, annual sales to unaffiliated customers increased by 5.25%, continuing a growth trend which began several years ago when the Company intensified its focus on higher technology, custom molding. While plastic sales are not seasonal, the rate of sales did decline slightly in the fourth quarter. In the segments taken together, there was an overall decline in net sales of less than a third of one percent.

Costs of sales escalated a little more than 2%, with increases in factory labor, utilities, and some fruit raw materials, mainly corn syrup and shipping cartons. Plastics resin costs fluctuated throughout the year, but in the end, were a bit lower per unit produced.

Gross operating profits in the plastics segment increased significantly, while those in the fruit segment declined by about 9%. Despite an upward trend in the fruit cost of goods, the unprecedented turmoil and competition in the supermarket industry made it almost impossible to increase selling prices proportionately. Also, as several private label Paradise customers acquired other stores or chains, selling prices to these customers had to be reduced to private label levels, which are generally lower than national brands throughout the food industry.

Selling, general and administrative expenses increased by approximately 2%, led by salaries, group health insurance and freight out. Interest expense was down by nearly 37%, as borrowings were somewhat lower and rates declined sharply throughout the year. Depreciation and amortization expenses, while down slightly, remained relatively stable.

All of the above factors, taken together with a modest reduction in other income, resulted in an almost 17% decline in net income and earnings per share.


Item 6. Management's Discussion and Analysis or Plan of Operation (Continued)

(3) Results of Operations (Continued)


                             2000 Compared to 1999
                             ---------------------
During the year 2000, the Company established new records in net sales, income from operations, and, absent 1998 when there was an extraordinary gain from the sale of a real estate asset, net income and earnings per share.

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

Comprehensive income increased by 16%, with earnings of $2.55 per share, versus $2.19 per share during the prior year. Income taxes were diminished to the extent allowed by the contribution credit carried forward from 1998.


Item 6. Management's Discussion and Analysis or Plan of Operation (Continued)

(3) Results of Operations (Continued)


                             1999 Compared to 1998
                             ---------------------
Absent the material and unusual transaction during 1998, in which the Company sold its Real Estate Investment Asset, operations during 1999 closely tracked both of the preceding years in many respects.

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


Item 7.  Financial Statements







INDEPENDENT AUDITORS' REPORT

March 13, 2002


To the Board of Directors
   and Shareholders of
Paradise, Inc.
Plant City, FL  33566

We have audited the accompanying consolidated balance sheets of Paradise, Inc., and subsidiaries as of December 3l, 2001, 2000 and 1999, and the related consolidated statements of income and comprehensive income, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Paradise, Inc., and subsidiaries as of December 3l, 2001, 2000 and 1999, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Respectfully submitted,

BELLA, HERMIDA, GILLMAN, HANCOCK & MUELLER



Certified Public Accountants
Plant City, Florida


PARADISE, INC.
AND SUBSIDIARIES
================

CONSOLIDATED BALANCE SHEETS
---------------------------

                                    ASSETS
                                    ------
                                                  DECEMBER 31,
                                       2001           2000  *         1999  *
                                      ------         ------          ------
CURRENT ASSETS:
Cash                             $   2,589,047   $  1,688,697    $  1,199,661
Accounts Receivable, Net of
 Allowance for Doubtful
 Accounts of $ -0-                   1,822,228      2,371,559       2,680,782
Inventories                          5,768,066      5,994,695       5,716,213
Prepaid Expenses and Other
 Current Assets                        480,667        476,689         316,074
Deferred Income Tax Asset              286,290        362,446         469,766
Income Tax Refund Receivable           127,958         52,455         103,592
                                    ----------     ----------      ----------

  Total Current Assets              11,074,256     10,946,541      10,486,088







PROPERTY, PLANT AND EQUIPMENT:
Net of Accumulated Depreciation of
 $15,394,933 (2001), $14,784,925
 (2000) and $14,108,805 (1999)       6,180,961      5,793,359       5,792,081







OTHER ASSETS                           750,311        674,095         652,667
                                    ----------     ----------     -----------







TOTAL ASSETS                      $ 18,005,528   $ 17,413,995    $ 16,930,836
                                    ==========     ==========      ==========


*  As Restated (Note 17)

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

                                                  DECEMBER 31,
                                        2001          2000  *         1999  *
                                       ------        ------          ------
CURRENT LIABILITIES:
Short-Term Debt                    $    283,052   $   223,936      $  200,460
Accounts Payable                        740,431       714,282         466,031
Accrued Expenses                      1,657,469     1,953,691       1,694,334
Dividends Payable                       186,750       212,718         186,818
Accrued Taxes on Income                                84,381         136,530
Current Portion of Long-Term Debt       178,044       333,263       1,060,026
                                     ----------     ---------       ---------

Total Current Liabilities             3,045,746     3,522,271       3,744,199

LONG-TERM DEBT,
 NET OF CURRENT PORTION                 725,332       516,062         849,325

DEFERRED INCOME TAX LIABILITY           362,191       372,050         411,370
                                      ---------     ---------       ---------

Total Liabilities                     4,133,269     4,410,383       5,004,894

STOCKHOLDERS' EQUITY:
Common Stock, $.30 Par Value,
 2,000,000 Shares Authorized,
 582,721 Shares Issued, 518,977 Shares
 Outstanding in 2001 and 2000 and
 519,170 Shares Outstanding in 1999     174,816       174,816         174,816
Capital in Excess of Par Value        1,288,793     1,288,793       1,288,793
Retained Earnings                    12,768,002    11,850,625      10,736,538
Unrealized Holding Gain (Loss)
 on Securities                     (     82,433 )(     33,703 )

Less: Common Stock in Treasury,
      at Cost, 63,744 Shares in
      2001 and 2000 and 63,551
      Shares in 1999                    276,919       276,919         274,205
                                     ----------    ----------      ----------

Total Stockholders' Equity           13,872,259    13,003,612      11,925,942
                                     ----------    ----------      ----------
TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY             $  18,005,528  $ 17,413,995    $ 16,930,836
                                     ==========    ==========      ==========





*  As Restated (Note 17)


PARADISE, INC.
AND SUBSIDIARIES
================

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
----------------------------------------------------------

                                       FOR THE YEARS ENDED DECEMBER 31,
                                      2001           2000  *        1999  *
                                     ------         ------         ------

NET SALES                        $ 23,245,954   $ 23,311,355   $ 21,544,323
                                   ----------     ----------     ----------
COSTS AND EXPENSES:
 Cost of Goods Sold                15,844,888     15,500,871     14,248,162
 Selling, General and
  Administrative Expenses           4,661,273      4,561,279      4,167,803
 Depreciation and Amortization        680,760        707,224        863,274
 Interest Expense                     280,738        444,129        421,615
                                   ----------     ----------     ----------

   Total Costs and Expenses        21,467,659     21,213,503     19,700,854
                                   ----------     ----------     ----------

INCOME FROM OPERATIONS              1,778,295      2,097,852      1,843,469

OTHER INCOME (EXPENSE) - NET           51,513         80,356    (     9,949 )
                                   ----------     ----------     ----------

INCOME BEFORE PROVISION
 FOR INCOME TAXES                   1,829,808      2,178,208      1,833,520

PROVISION FOR INCOME TAXES            730,658        856,381        699,041
                                   ----------     ----------     ----------

NET INCOME                          1,099,150      1,321,827      1,134,479

OTHER COMPREHENSIVE INCOME (LOSS):
 Unrealized Loss on
  Available for Sale Securities  (     48,730 )  (    33,703 )
                                   ----------     ----------     ----------

COMPREHENSIVE INCOME             $  1,050,420   $  1,288,124   $  1,134,479
                                   ==========     ==========     ==========

EARNINGS PER SHARE:

Basic                                  $ 2.12         $ 2.55         $ 2.19
                                         ====           ====           ====

Diluted                                $ 2.12         $ 2.55         $ 2.19
                                         ====           ====           ====


*  As Restated (Note 17)



The Accompanying Notes are an Integral Part of These Consolidated Financial Statements


PARADISE, INC.
AND SUBSIDIARIES
================

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
----------------------------------------------------

                                                                  UNREALIZED
                                    CAPITAL IN                   HOLDING GAIN
                          COMMON    EXCESS OF      RETAINED       (LOSS) ON
                          STOCK     PAR VALUE      EARNINGS       SECURITIES
                          ------    ----------     --------       ----------
Balance, December 31,
 1998, as Previously
 Reported               $ 174,816   $ 1,288,793   $ 9,817,895   $

Prior Period Adjustment
 (Note 17)                                        (    33,996 )
                          -------     ---------     ---------       -------
Adjusted Balance of
 Stockholders' Equity at
 December 31, 1998        174,816     1,288,793     9,783,899

Cash Dividends Declared,
 $.35 per Share                                   (   181,840 )

Net Income (as Restated)                            1,134,479
                          -------     ---------    ----------       ------

Balance, December 31,
 1999 (as Restated)       174,816     1,288,793    10,736,538

Purchase of 193 Shares of
 Treasury Stock

Cash Dividends Declared,
 $.40 per Share                                   (   207,740 )

Other Comprehensive Loss                                           ( 33,703 )

Net Income (as Restated)                            1,321,827
                           -------     ---------    ----------       ------

Balance, December 31, 2000
 (as Restated)            174,816     1,288,793    11,850,625      ( 33,703 )

Cash Dividends Declared,
 $.35 per Share                                   (   181,773 )

Other Comprehensive Loss                                           ( 48,730 )

Net Income                                          1,099,150
                          -------     ---------    ----------       -------

Balance, December 31,
 2001                   $ 174,816   $ 1,288,793  $ 12,768,002     $( 82,433 )
                          =======     =========    ==========      ========
The Accompanying Notes are an Integral Part of These Consolidated Financial Statements


  TREASURY
   STOCK               TOTAL
   -----               -----

$( 274,205 )     $  11,007,299

                  (     33,996 )
   -------          ----------

 ( 274,205 )        10,973,303


                  (    181,840 )

                     1,134,479
   -------          ----------

 ( 274,205 )        11,925,942


 (   2,714 )      (      2,714 )


                  (    207,740 )

                  (     33,703 )

                     1,321,827
   -------          ----------

 ( 276,919 )        13,003,612


                  (    181,773 )

                  (     48,730 )

                     1,099,150
   -------          ----------

$( 276,919 )     $  13,872,259
   =======          ==========


PARADISE, INC.
AND SUBSIDIARIES
================

CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------

                                       FOR THE YEARS ENDED DECEMBER 31,
                                       2001         2000  *       1999  *
                                      ------       ------        ------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income                        $  1,099,150  $  1,321,827 $  1,134,479
 Adjustments to Reconcile Net
  Income to Net Cash Provided by
  (Used in) Operating Activities:
   Increase in Net Deferred Income
    Tax Liability                        66,297        68,000       27,511
    Depreciation and Amortization       680,760       707,224      863,274
    Loss on Sale of Assets                  735         2,943        2,301
    Gain on Sale of Investments                   (     5,917 )
   Decrease (Increase) in:
    Accounts Receivable                 549,331       309,223  ( 1,927,310 )
    Inventories                         226,629   (   278,482 )(    51,308 )
    Prepaid Expenses                (     3,978 ) (   160,615 )(    37,696 )
    Refund Receivable               (    75,503 )      51,137      187,397
    Other Assets                    (   107,438 ) (    48,821 )(    87,677 )
   Increase (Decrease) in:
    Accounts Payable                     26,149       248,251  (   410,331 )
    Accrued Expenses                (   296,222 )     259,357  (    93,746 )
    Accrued Taxes on Income         (    84,381 ) (    52,149 )    136,530
                                      ---------     ---------    ---------
     Net Cash Provided by (Used in)
      Operating Activities            2,081,529     2,421,978  (   256,576 )
                                      ---------     ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of Property, Plant and
  Equipment                         (   944,533 ) (   698,036 )( 1,038,827 )
 Proceeds from Sale of Assets             1,000         6,000        2,000
 Purchase of Investments            (       674 ) (   280,154 )
 Proceeds from Sale of Investments                    260,352
                                      ---------     ---------    ---------
     Net Cash Used in Investing
      Activities                    (   944,207 ) (   711,838 )( 1,036,827 )
                                      ---------     ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net Proceeds (Repayments) of
  Short-Term Debt                        59,116        23,476  (    12,118 )
 Proceeds from Issuance of
  Long-Term Debt                        180,981                    825,000
 Principal Payments on Long-Term
  Debt                              (   239,862 ) ( 1,060,026 )(   773,227 )
 Dividends                          (   207,740 ) (   181,840 )(   233,794 )
 Increase in Other Assets           (    29,467 )              (    41,443 )
 Purchase of Treasury Stock                       (     2,714 )
                                      ---------     ---------    ---------
     Net Cash Used in Financing
      Activities                    (   236,972 ) ( 1,221,104 )(   235,582 )
                                      ---------     ---------    ---------

     Net Increase (Decrease) in Cash    900,350       489,036  ( 1,528,985 )

CASH, at Beginning of Year            1,688,697     1,199,661    2,728,646
                                      ---------     ---------    ---------

CASH, at End of Year               $  2,589,047  $  1,688,697 $  1,199,661
                                      =========     =========    =========

*  As Restated (Note 17)


PARADISE, INC.
AND SUBSIDIARIES
================

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
-------------------------------------------------

                                         FOR THE YEARS ENDED DECEMBER 31,
                                        2001           2000           1999
                                       ------         ------         ------
SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION:

Cash Paid During the Year for:

   Interest                           $ 280,323      $ 435,510     $ 421,844
                                        =======        =======       =======

   Income Taxes                       $ 875,556      $ 871,577     $ 535,000
                                        =======        =======       =======


SUPPLEMENTAL SCHEDULE OF NONCASH
 INVESTING AND FINANCING ACTIVITIES:

Long-Term Debt Assumed or Issued for:

Equipment Purchases or
 Capital Leases                       $ 112,932      $       0     $  67,271
                                        =======         ======        ======
Unrealized Holding Loss on
 Securities                          $(  48,730 )    $( 33,703 )   $       0
                                        =======         ======        ======


DISCLOSURE OF ACCOUNTING POLICY:

For purposes of the Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.



The Accompanying Notes are an Integral Part of These Consolidated Financial Statements


PARADISE, INC.
AND SUBSIDIARIES
================

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 3l, 2001, 2000 AND 1999
--------------------------------


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

NOTE 1:  PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, after elimination of all material intercompany transactions and profits.

NOTE 2:  INVENTORIES
                                    2001             2000             1999
                                   ------           ------           ------

Supplies                        $   148,157      $    87,042      $   119,663
Raw Materials                     1,312,164        1,221,380        1,020,612
Work in Progress                    371,624          143,399          402,939
Finished Goods                    3,936,121        4,542,874        4,172,999
                                  ---------        ---------        ---------

TOTAL                           $ 5,768,066      $ 5,994,695      $ 5,716,213
                                  =========        =========        =========

Inventories are valued at the lower of cost (first-in, first-out) or market. Cost includes material, labor and factory overhead.

Substantially all inventories are pledged as collateral for certain short-term obligations.

NOTE 3:   PROPERTY, PLANT AND EQUIPMENT

                                      2001             2000          1999
                                     ------           ------        ------

Land and Improvements             $    856,040     $    856,040  $    856,040
Buildings and Improvements           5,865,036        5,828,611     5,738,010
Machinery and Equipment             14,556,497       13,893,633    13,306,836
                                    ----------       ----------    ----------

Total                               21,277,573       20,578,284    19,900,886
Less:  Accumulated Depreciation     15,394,933       14,784,925    14,108,805
                                    ----------       ----------    ----------

                                     5,882,640        5,793,359     5,792,081
Construction in Progress               298,321
                                    ----------       ----------    ----------

NET                               $  6,180,961     $  5,793,359  $  5,792,081
                                    ==========       ==========    ==========


PARADISE, INC.
AND SUBSIDIARIES
================

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 3l, 2001, 2000 AND 1999
--------------------------------

NOTE 3:  PROPERTY, PLANT AND EQUIPMENT (CONTINUED)

Property, plant and equipment are stated at cost. Generally, the straight-line method is used in computing depreciation. Estimated useful lives of plant and equipment are:
                                                 Years
                                                -------
            Buildings and Improvements          10 - 30
            Machinery and Equipment              3 - 10

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

Depreciation expense for the years ended December 31, 2001, 2000 and 1999 was $668,127, $687,815 and $715,998, respectively.


NOTE 4:  INVESTMENT IN MARKETABLE SECURITIES

The Company records unrealized gains and losses on marketable securities available for sale in the stockholders' equity section of its balance sheet as "unrealized holding gain (loss) on securities."

Available-for-sale securities, which are included in other assets in the balance sheet, consist of the following:

                                        2001         2000         1999
                                       ------       ------       ------
Money Market and Mutual Funds,
 at cost                            $  282,173   $  281,499    $ 255,780
Gross Unrealized Losses              (  82,433 )  (  33,703 )
                                       -------      -------      -------
Total Marketable Securities,
 at Fair Value                      $  199,740   $  247,796    $ 255,780
                                       =======      =======      =======


PARADISE, INC.
AND SUBSIDIARIES
================

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 3l, 2001, 2000 AND 1999
-------------------------------


NOTE 4:   INVESTMENT IN MARKETABLE SECURITIES (CONTINUED)

Proceeds and gross realized gains and losses from the sale of available-for-sale securities and the change in unrealized holding loss were as follows:

                                  2001          2000           1999
                                 ------        ------         ------

Proceeds                       $       0     $  260,352       $   0
                                  ======        =======         ===
Gross Realized Gains           $       0     $    6,627       $   0
                                  ======        =======         ===
Gross Realized Losses          $       0     $(     710 )     $   0
                                  ======        =======         ===
Change in Unrealized Loss      $( 48,730 )   $(  33,703 )     $   0
                                  ======        =======         ===

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

NOTE 5:    SHORT-TERM DEBT

                                           2001         2000        1999
                                          ------       ------      ------

Trade acceptances, letters of credit
 and other short-term debt.             $ 283,052    $ 223,936   $ 200,460
                                          -------      -------     -------

TOTAL                                   $ 283,052    $ 223,936   $ 200,460
                                          =======      =======     =======


PARADISE, INC.
AND SUBSIDIARIES
================

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 3l, 2001, 2000 AND 1999
--------------------------------


NOTE 5:   SHORT-TERM DEBT (CONTINUED)

The average monthly borrowings and weighted average interest rates were determined by month-end balances. Non-interest bearing letters of credit were included in the aggregate figures.

                                                           WEIGHTED AVERAGE
           2001                      AMOUNT                  INTEREST RATE
          ------                    --------              ------------------

Average bank short-term
 borrowings (monthly)             $ 2,348,005                    5.69%

Average aggregate short-term
 borrowings (monthly)             $ 4,457,113                    4.46%

Maximum aggregate short-term
 borrowings (at any month-end)    $ 9,195,117


                                                          WEIGHTED AVERAGE
           2000                      AMOUNT                 INTEREST RATE
          ------                    --------             ------------------

Average bank short-term
 borrowings (monthly)             $  2,554,818                  10.07%

Average aggregate short-term
 borrowings (monthly)             $  4,713,541                   7.11%

Maximum aggregate short-term
 borrowings (at any month-end)    $ 10,019,180


                                                          WEIGHTED AVERAGE
           1999                      AMOUNT                 INTEREST RATE
          ------                    --------             ------------------

Average bank short-term
 borrowings (monthly)             $  2,517,482                   8.30%

Average aggregate short-term
 borrowings (monthly)             $  4,208,652                   5.76%

Maximum aggregate short-term
 borrowings (at any month-end)    $ 10,003,392


PARADISE, INC.
AND SUBSIDIARIES
================

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 3l, 2001, 2000 AND 1999
--------------------------------

NOTE 5:   SHORT-TERM DEBT (CONTINUED)

Pursuant to a loan agreement, a bank has agreed to advance the Company 80% of the Company's eligible receivables and 50% of the Company's eligible inventory. Interest is payable monthly and is computed from a daily floating rate based on the 30 day LIBO rate plus an applicable margin. Principal is due May 31, 2003.

This agreement is subject to certain conditions which must be met for the Company to continue borrowing, including debt service coverage and debt to equity ratios, a resting period provision, and other financial covenants.

The amount available to be drawn down based on the available collateral at December 31, 2001 was $3,875,234, at December 31, 2000 was $4,294,568 and at
December 31, 1999 was $4,393,432.

NOTE 6:   LONG-TERM DEBT
                                        2001          2000          1999
                                       ------        ------        ------
Prime plus 1% note(s), collateralized
 by accounts receivable, inventories
 and equipment.  Monthly payments of
 $6,875 plus interest.               $ 584,375     $ 666,875    $ 1,516,291

0% note, collateralized by an
 automobile. Monthly payments of
 $356.                                  20,636

Obligations under capital leases.
 Monthly payments totaling $18,965
 Including interest at rates ranging
 from 6.40% to 9.18%, collateralized
 by equipment.                         298,365       182,450       393,060
                                       -------       -------     ---------

Total Debt                             903,376       849,325     1,909,351
Less, Current Portion                  178,044       333,263     1,060,026
                                       -------       -------     ---------

LONG-TERM DEBT                       $ 725,332     $ 516,062   $   849,325
                                       =======       =======     =========
The aggregate principal amounts maturing in each of the subsequent years are:

                         2002            $ 178,044
                         2003              154,819
                         2004              143,875
                         2005              148,547
                         2006              106,217
                      Subsequent           171,874
                                           -------

                         Total           $ 903,376
                                           =======


PARADISE, INC.
AND SUBSIDIARIES
================

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001, 2000 AND 1999
--------------------------------

NOTE 7:   LEASES

The Company has certain equipment leases which are classified as capital leases. At December 3l, 2001, 2000 and 1999, the amount capitalized was $1,198,460, $1,009,636 and $1,009,636, respectively, and the accumulated amortization was $607,426 (2001), $558,742 (2000) and $439,692 (1999).  The
amount recognized as an obligation was $298,365, $182,450 and $393,060, respectively, which has been included in long-term debt shown in Note 6. Amortization expense is included in depreciation.

The Company leases certain automobiles and office equipment under operating leases ranging in length from thirty-six to sixty months. Lease payments charged to operations amounted to $69,080 (2001), $63,063 (2000) and $61,419
(1999).

At December 31, 2001, future minimum payments required under leases with terms greater than one year, and the present value of minimum capital lease payments, were as follows:
                                                            OPERATING
      YEARS ENDING DECEMBER 31,         CAPITAL LEASES        LEASES
     ---------------------------        --------------      ---------
                2002                       $ 110,670        $  54,043
                2003                          81,813           35,865
                2004                          66,008           16,478
                2005                          66,007            9,738
                2006                          20,506            2,790
                                             -------          -------
     Total Minimum Lease Payments            345,004        $ 118,914
     Less, Amount Representing Interest       46,639          =======
                                             -------
     PRESENT VALUE OF FUTURE MINIMUM
       CAPITAL LEASE PAYMENTS              $ 298,365
                                             =======
NOTE 8:   ACCRUED EXPENSES
                                       2001           2000         1999
                                      ------         ------       ------
Accrued Payroll and Bonuses        $   397,529    $   452,754  $   464,528
Accrued Brokerage Payable              345,183        373,850      263,722
Accrued Pension Cost (Note 9)          121,978        148,451      175,136
Provision for Unrealized Profit
   on Retail Returns                   299,000        327,000      354,000
Other Accrued Expenses                 112,639        137,389      122,597
Accrued Credit Due to Customers        241,877        363,934      234,896
Accrued Insurance Payable              139,263        150,313       79,455
                                     ---------      ---------    ---------
TOTAL                              $ 1,657,469    $ 1,953,691  $ 1,694,334
                                     =========      =========    =========

As a part of its normal sales policy, the Company allows some customers to return unsold, retail packed, candied fruit after the holiday season. A provision for the unrealized profit on these estimated returns is shown above under "provision for unrealized profit on retail returns."


PARADISE, INC.
AND SUBSIDIARIES
================

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001, 2000 AND 1999
--------------------------------

NOTE 9:   RETIREMENT PLAN

The Company and its subsidiaries have a defined benefit pension plan covering all employees who become eligible for participation in the plan on the semiannual date following one year of service (1,000 hours worked) and the attainment of age 21. The total pension cost for 2001, 2000 and l999 was $72,713, $69,381 and $156,012, respectively, which includes amortization of past service cost over 10 years. The Company makes annual contributions to fund the plan equal to the amounts deductible for Federal Income Tax purposes. The benefit formula being used is known as the frozen initial liability cost method. The plan's assets consist of both fixed income assets and whole life insurance contracts. The plan has no significant non-benefit liabilities. During 1999, the plan was amended to eliminate insured survivor benefits for new participants joining the plan on or after December 1, 1999.

The following table sets forth the changes in benefit obligations, changes in plan assets and the reconciliation of funded status for 2001, 2000 and 1999:

                                      2001          2000           1999
                                     ------        ------         ------
Change in Benefit Obligation:
Benefit Obligation at Beginning
 of Year                         $  2,128,773  $  2,177,688    $  3,107,332
Service Cost                          113,132       115,889         124,933
Interest Cost                         139,363       135,471         167,507
Actuarial (Gain) Loss                 166,743   (   133,965 )   (   300,707 )
Benefits Paid                     (    13,208 ) (   166,310 )   (     2,134 )
Settlement Amount                 (   314,515 )                 (   919,243 )
EGTRRA Changes                         42,698
                                    ---------     ---------       ---------
Benefit Obligation at End of Year   2,262,986     2,128,773       2,177,688
                                    ---------     ---------       ---------
Change in Plan Assets:
Fair Value of Plan Assets at
 Beginning of Year                  2,036,842     2,047,241       2,787,022
Actual Return on Plan Assets          479,980        59,845          94,931
Employer Contributions                 99,186        96,066          86,665
Benefits Paid                     (    13,208 ) (   166,310 )   (     2,134 )
Settlement Amount                 (   314,515 )                 (   919,243 )
                                    ---------     ---------       ---------
Fair Value of Plan Assets at
 End of Year                        2,288,285     2,036,842       2,047,241
                                    ---------     ---------       ---------


PARADISE, INC.
AND SUBSIDIARIES
================

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001, 2000 AND 1999
--------------------------------


NOTE 9:    RETIREMENT PLAN (CONTINUED)

                                    2001           2000           1999
                                   ------         ------         ------
Reconciliation of Funded Status:
Funded Status (Underfunded)
 Overfunded                          25,299    (    91,931 )  (   130,447 )
Unrecognized Net Actuarial Loss      25,613        180,907        214,577
Unrecognized Transition Obligation      902         15,851         30,800
Unrecognized Prior Service Cost (   173,792 )  (   253,278 )  (   290,066 )
                                  ---------      ---------      ---------

Accrued Benefit Cost           $(   121,978 ) $(   148,451 ) $(   175,136 )
                                  =========      =========      =========

The Net Periodic Benefit Cost for 2001, 2000 and 1999 included the following components:

                                     2001         2000           1999
                                    ------       ------         ------

Service Cost                     $  113,132   $  115,889     $  124,933
Interest Cost                       139,363      135,471        167,507
Expected Return on Plan Assets    ( 161,572 )  ( 160,140 )    ( 221,489 )
Recognized Net Actuarial Loss                                    16,333
Amortization of Transition
 Obligation                          14,949       14,949         14,949
Amortization of Prior Service
 Cost                             (  36,788 )  (  36,788 )    (  36,788 )
Loss on Settlement                    3,629                      90,567
                                    -------     --------        -------

Net Periodic Benefit Cost        $   72,713   $   69,381     $  156,012
                                    =======     ========        =======

                                     Weighted-Average Assumptions Used:

                                      2001          2000         1999
                                     ------        ------       ------

Discount Rate                         6.50%         6.75%        6.50%
Expected Long-Term Rate of Return     6.50%         8.00%        8.00%
Rate of Compensation Increase         4.05%         4.05%        4.05%

In amortizing prior service costs, a straight-line amortization of the cost over the average remaining service period of employees expected to receive benefits under the plan is used. Settlements took place during 2001 and 1999 as a result of lump-sum cash payments. The resulting recognized loss was $3,629 for 2001 and $90,567 for 1999.


PARADISE, INC.
AND SUBSIDIARIES
================

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001, 2000 AND 1999
--------------------------------

NOTE 10:   PROVISION FOR FEDERAL AND STATE INCOME TAXES

The provisions for income taxes are comprised of the following amounts:

                            2001               2000                1999
                           ------             ------              ------
CURRENT:
Federal                  $ 567,237          $ 672,629           $ 572,377
State                       97,124            115,752              99,153
                           -------            -------             -------

                           664,361            788,381             671,530
                           -------            -------             -------
DEFERRED:
Federal                     56,607             58,061              23,490
State                        9,690              9,939               4,021
                           -------            -------             -------

                            66,297             68,000              27,511
                           -------            -------             -------
TOTAL PROVISION FOR
 INCOME TAXES            $ 730,658          $ 856,381           $ 699,041
                           =======            =======             =======

A reconciliation of the differences between the effective income tax rate and the statutory Federal income tax rate follows:

                                         2001          2000          1999
                                        ------        ------        ------
Income Taxes Computed at
 Statutory Rate                       $ 622,135     $ 740,591     $ 627,669
State Income Tax, Net of Federal
 Income Tax Benefit                      70,497        82,956        68,095
Other, Net                               38,026        32,834         3,277
                                        -------       -------       -------

PROVISION FOR INCOME TAXES            $ 730,658     $ 856,381     $ 699,041
                                        =======       =======       =======

EFFECTIVE TAX RATE                        39.9%         39.3%        37.9%
                                          ====          ====         ====

NOTE 11:  EARNINGS PER COMMON SHARE

Basic and diluted earnings per common share are based on the weighted average number of shares outstanding and assumed to be outstanding during the year (518,977 shares in 2001, 519,113 shares in 2000 and 519,170 shares in 1999 for basic) and (518,977 shares in 2001, 519,113 shares in 2000 and 519,170 shares in 1999 for diluted).


PARADISE, INC.
AND SUBSIDIARIES
===============

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001, 2000 AND 1999
---------------------------------

NOTE 12:  BUSINESS SEGMENT DATA

The Company's operations are conducted through two business segments. These segments, and the primary operations of each, are as follows:

BUSINESS SEGMENT                                   OPERATION
----------------                                   ---------

 Candied Fruit               Production of candied fruit, a basic fruitcake
                             ingredient, sold to manufacturing bakers, institutional users, and retailers for use in home baking.

 Molded Plastics             Production of plastics containers and other
                             molded plastics for sale to various food processors and others.


                                  YEAR              YEAR             YEAR
                                  ENDED             ENDED            ENDED
NET SALES IN EACH SEGMENT         2001              2000             1999
                                 ------            ------           ------

Candied Fruit:
Sales to Unaffiliated
 Customers                    $ 18,901,979       $ 19,185,446    $ 17,982,873

Molded Plastics:
Sales to Unaffiliated
 Customers                       4,343,975          4,125,909       3,561,450
                                ----------         ----------      ----------

NET SALES                     $ 23,245,954       $ 23,311,355    $ 21,544,323
                                ==========         ==========      ==========


PARADISE, INC.
AND SUBSIDIARIES
================

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001, 2000 AND 1999
---------------------------------


NOTE 12:   BUSINESS SEGMENT DATA (CONTINUED)

                                   YEAR            YEAR            YEAR
                                   ENDED           ENDED           ENDED
                                   2001            2000            1999
                                  ------          ------          ------
THE OPERATING PROFIT OF
EACH SEGMENT IS LISTED BELOW

Candied Fruit                 $  5,610,866    $  6,193,174    $  5,566,927

Molded Plastics                  1,181,379         985,490       1,066,524
                                 ---------       ---------       ---------

OPERATING PROFIT OF SEGMENTS     6,792,245       7,178,664       6,633,451

General Corporate Expenses,
 Net                           ( 4,733,212 )   ( 4,636,683 )   ( 4,368,367 )
Interest Expense               (   280,738 )   (   444,129 )   (   421,615 )
Other Income                        51,513          80,356     (     9,949 )
                                 ---------       ---------       ---------
INCOME BEFORE PROVISION FOR
 INCOME TAXES                 $  1,829,808    $  2,178,208    $  1,833,520
                                 =========       =========       =========

Operating profit is composed of net sales, less direct costs and overhead costs associated with each segment. Due to the high degree of integration between the segments of the Company, it is not practical to allocate general corporate expenses, interest, and other income between the various segments.

                                   YEAR            YEAR             YEAR
                                   ENDED           ENDED            ENDED
                                   2001            2000             1999
                                  ------          ------           ------
IDENTIFIABLE ASSETS OF EACH
 SEGMENT ARE LISTED BELOW

Candied Fruit                 $  9,472,880     $ 10,307,912     $ 10,506,917

Molded Plastics                  2,998,411        2,792,414        2,503,913
                                ----------       ----------       ----------

Identifiable Assets             12,471,291       13,100,326       13,010,830

General Corporate Assets         5,534,237        4,313,669        3,920,006
                                ----------       ----------       ----------

TOTAL ASSETS                  $ 18,005,528     $ 17,413,995     $ 16,930,836
                                ==========       ==========       ==========


PARADISE, INC.
AND SUBSIDIARIES
================

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001, 2000 AND 1999
--------------------------------

NOTE 12:   BUSINESS SEGMENT DATA (CONTINUED)

Identifiable assets by segment are those assets that are principally used in the operations of each segment. General corporate assets are principally cash, land and buildings, and investments.

                                    YEAR              YEAR             YEAR
                                    ENDED             ENDED            ENDED
                                    2001              2000             1999
                                   ------            ------           ------
DEPRECIATION AND
 AMORTIZATION EXPENSE OF
 EACH SEGMENT ARE LISTED BELOW

Candied Fruit                     $ 403,456         $ 410,798       $ 520,541

Molded Plastics                     205,365           221,022         248,518
                                    -------           -------         -------
Segment Depreciation and
 Amortization Expense               608,821           631,820         769,059

General Corporate Depreciation
 and Amortization Expense            71,939            75,404          94,215
                                    -------           -------         -------
TOTAL DEPRECIATION AND
 AMORTIZATION EXPENSE             $ 680,760         $ 707,224       $ 863,274
                                    =======           =======         =======

                                    YEAR               YEAR            YEAR
                                    ENDED              ENDED           ENDED
                                    2001               2000            1999
                                   ------             ------          ------
CAPITAL EXPENDITURES OF
 EACH SEGMENT ARE LISTED BELOW

Candied Fruit                   $   192,781         $ 319,055     $   915,626

Molded Plastics                     438,371           282,355          97,381
                                  ---------           -------       ---------

Segment Capital Expenditures        631,152           601,410       1,013,007

General Corporate Capital
 Expenditures                       426,313            96,626          93,093
                                  ---------           -------       ---------

TOTAL CAPITAL EXPENDITURES      $ 1,057,465         $ 698,036     $ 1,106,100
                                  =========           =======       =========


The Company conducts operations only within the United States. Foreign sales are insignificant; primarily all sales are to domestic companies.


PARADISE, INC.
AND SUBSIDIARIES
================

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001, 2000 AND 1999
--------------------------------

NOTE 13:   MAJOR CUSTOMERS

With the continuing acquisitions, mergers and other consolidations in the supermarket industry, there is increasing concentration of candied fruit buying activity. During 2001, the Company derived nearly 15% of its consolidated revenues from affiliated companies Wal-Mart Stores, Inc. and Sam's Club. These customers are not affiliated with Paradise, Inc. in any way, and have exclusive use of a Paradise-owned controlled brand. The loss of any of these customers would have a material adverse effect on operating earnings.

NOTE 14:   CONCENTRATION OF CREDIT RISK

Financial instruments which potentially subject the Company to concentration of credit risk consist principally of cash equivalents and unsecured trade receivables. The Company's cash equivalents are maintained with several financial institutions located in Florida. Accounts at each institution are secured by the Federal Deposit Insurance Corporation up to $100,000. Uninsured balances aggregate to $2,769,856 at December 31, 2001. The Company grants credit to customers, substantially all of whom are located in the United States. The Company's ability to collect these receivables is dependent upon economic conditions in the United States and the financial condition of its customers.

NOTE 15:   DEFERRED INCOME TAXES

The Company recognizes deferred tax assets and liabilities for future tax consequences of events that have been previously recognized in the Company's financial statements or tax returns. The measurement of deferred tax assets and liabilities is based on provisions of the enacted tax law; the effects of future changes in tax laws or rates are not anticipated.

Significant components of the Company's deferred tax assets and liabilities at December 31, 2001, 2000 and 1999 were:

                                        2001          2000          1999
                                       ------        ------        ------
Deferred Tax Assets resulting from:
 Inventory Valuation                 $ 157,418     $ 123,006    $  152,032
 Book Provision for Loss of Profits    112,514       123,050       133,210
 Book Accrued Sales Tax Liability                     45,356        33,150
 Contribution Carryforward              16,358        71,034       151,374
                                       -------       -------       -------
Total Deferred Tax Assets              286,290       362,446       469,766
                                       -------       -------       -------

Deferred Tax Liabilities resulting from:
 Tax over Book Depreciation            362,191       372,050       411,370
                                       -------       -------       -------
Total Deferred Tax Liabilities         362,191       372,050       411,370
                                       -------       -------       -------

Net Deferred Tax (Asset) Liability   $  75,901     $   9,604    $(  58,396 )
                                       =======       =======       =======

The Net Deferred Tax (Asset)
 Liability is reflected in the
 Balance Sheet under these captions:
  Deferred Income Tax Asset         $( 286,290 )  $( 362,446 )  $( 469,766 )
  Deferred Income Tax Liability        362,191       372,050       411,370
                                       -------       -------       -------

                                    $   75,901    $    9,604    $(  58,396 )
                                       =======       =======       =======


PARADISE, INC.
AND SUBSIDIARIES
================

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001, 2000 AND 1999
--------------------------------

NOTE 16:   FAIR VALUE OF FINANCIAL INSTRUMENTS

All financial instruments are carried at amounts that approximate estimated fair value. These financial instruments are cash, accounts receivable, accounts payable, accrued expenses, short-term debt and long-term debt obligations.


NOTE 17:   PRIOR PERIOD ADJUSTMENT

During 2001, the Company was audited by the Florida Department of Revenue. This audit revealed unpaid sales and use tax liabilities from prior periods. A prior period adjustment was recorded to show the sales and use tax owed and interest payable on those amounts in the proper periods. The adjustment decreased retained earnings as previously reported at December 31, 2000, 1999, and 1998 by $75,174, $54,942, and $33,996, respectively. Net income as previously reported for the years ended December 31, 2000 and 1999 decreased by $20,232 and $20,946, respectively.

For the year ended December 31, 2000, the adjustment increased cost of goods sold by $22,494, increased interest expense by $9,944, decreased the provision for income taxes by $12,206, increased accrued liabilities by $120,530 and increased deferred income tax asset by $45,356.

For the year ended December 31, 1999, the adjustment increased cost of goods sold by $26,104, increased interest expense by $7,480, decreased the provision for income taxes by $12,638, increased accrued liabilities by $88,092 and increased deferred income tax asset by $33,150.


PARADISE, INC.
AND SUBSIDIARIES
================

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001, 2000 AND 1999
--------------------------------


NOTE 18:   QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected quarterly financial data is summarized as follows:

                                        QUARTER ENDED
       2001             March 31      June 30     September 30   December 31
       ----             --------      -------     ------------   -----------

NET SALES             $  1,350,562 $  2,155,290   $  8,602,307  $ 11,127,795
GROSS PROFIT (LOSS)        304,722  (   821,817 )    3,413,754     2,860,773
NET INCOME (LOSS)      (   715,381 )(    52,397 )    1,428,513       438,415
EARNINGS (LOSS)
 PER COMMON SHARE          $( 1.38 )    $( 0.10 )       $ 2.75        $ 0.84


                                            QUARTER ENDED
       2000             March 31      June 30     September 30   December 31
       ----             --------      -------     ------------   -----------

NET SALES             $  1,384,984 $  1,721,991   $ 10,115,365  $ 10,089,015
GROSS PROFIT (LOSS)    (    59,047 )    796,996      3,871,165     3,228,370
NET INCOME (LOSS)      (   879,806 )(   222,621 )    1,755,401       668,853
EARNINGS (LOSS)
 PER COMMON SHARE         $ ( 1.69 )    $( 0.43 )       $ 3.38        $ 1.29


                                            QUARTER ENDED
      1999              March 31      June 30     September 30   December 31
      ----              --------      -------     ------------   -----------

NET SALES             $  1,269,380 $  1,610,547   $  9,439,028  $  9,225,368
GROSS PROFIT               142,090      219,699      3,872,545     3,061,827
NET INCOME (LOSS)      (   666,640 )(   722,950 )    1,958,464       565,605
EARNINGS (LOSS)
 PER COMMON SHARE          $( 1.28 )    $( 1.39 )       $ 3.77        $ 1.09






Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None


PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16 (a) of the Exchange Act

(a)                                  Directors of the Registrant
                                     ---------------------------

Melvin S. Gordon -            President of the Registrant, 68 years old.
                              Term of office will expire at next
                              stockholders' meeting.  Officer with
                              Registrant past 37 years.

Eugene L. Weiner -            Director and Executive Vice-President,
                              Secretary and Treasurer of the Registrant, 70 years old. Term of office will expire at next stockholders' meeting. Officer with
                              Registrant past 36 years.

Randy S. Gordon -             Vice President for Plastics Sales of the
                              Registrant, 46 years old. Term of office will expire at next stockholders' meeting.
                              Employee of Registrant past 23 years.

Tracy W. Schulis -            Vice President for Fruit Sales of the
                              Registrant, 45 years old. Term of office will expire at next stockholders' meeting.
                              Employee of Registrant past 22 years.

Mark H. Gordon -              Vice President, Manager of Fruit
                              Manufacturing, 39 years old. Term of office will expire at next stockholders' meeting.
                              Employee of Registrant past 16 years.


(a)                            Executive Officers of the Registrant
                               ------------------------------------

Melvin S. Gordon -            President, 68 years old. Term of office will
                              expire at next annual directors' meeting.
                              Officer with Registrant past 37 years.

Eugene L. Weiner -            Executive Vice-President, Secretary,
                              Treasurer, 70 years old.  In charge of
                              operations. Term of office will expire at next annual directors' meeting. Officer with Registrant past 36 years.


III-1


Item 9.  Directors and Executive Officers of the Registrant (Continued)

(b)                           Not Applicable

(c)                       Family Relationships
                          --------------------

         Melvin S. Gordon is first cousin by marriage to Eugene L.
         Weiner.

         Melvin S. Gordon is the father of Randy S. Gordon and Mark H. Gordon and the father-in-law of Tracy W. Schulis.

(d)                           Not Applicable


Item 10.     Executive Compensation

(a) and (b)  The following information is set forth with respect to all remuneration paid or accrued by the Company and its subsidiaries during the year ended December 31, 2001 to its officers and directors as a group. Pursuant to regulation S-B Item 402 (a)(2)(i) and (ii) the Company's five most highly paid executive officers or directors, included in the group total, whose total remuneration exceeds $100,000 are separately listed.


III-2


Item 10.    Executive Compensation (Continued)

                                    COMPENSATION
                                    ------------

 NAME OF INDIVIDUAL                                 ESTIMATED PROJECTED
   AND CAPACITY                                       ANNUAL BENEFITS
  IN WHICH SERVED           SALARY (1)      BONUS     PAYABLE (3) (4)
--------------------       -----------     -------  ------------------

All Directors and
 Officers as a Group
 (5 Persons)

Melvin S. Gordon,
 President and
 Director                 $ 349,642 (2)   $ 71,100          (6)

Eugene L. Weiner,
 Executive Vice-
 President and
 Director                 $ 312,625 (2)   $ 63,000          (5)

Randy S. Gordon,
 Vice-President
 and Director             $ 180,807       $ 44,331       $ 71,327

Tracy W. Schulis,
 Vice-President
  and Director            $ 180,496       $ 44,331       $ 71,327

Mark H. Gordon,
 Vice-President
 and Director             $ 180,291       $ 44,331       $ 71,327



                        NOTES TO THE ABOVE TABLE
                        ------------------------

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


(c) and (d) Options, Warrants, or Rights
            ----------------------------
Not applicable


(e)         Long-Term Incentive Plan Awards Table
            -------------------------------------
Not Applicable


Item 11.    Security Ownership of Certain Beneficial Owners and
            Management

(a) The following table sets forth as of December 31, 2001, information concerning the beneficial ownership of the common stock of the Company by the persons who own, are known by the company to own, or who the Company has been advised have filed with the S.E.C. declarations of beneficial ownership, of more than 5% of the outstanding common stock.


III-4


Item 11. Security Ownership of Certain Beneficial Owners and Management (Continued)

                                       AMOUNT & NATURE
NAME AND ADDRESS OF      TITLE OF       OF BENEFICIAL          PERCENT
 BENEFICIAL OWNER         CLASS         OWNERSHIP (1)          OF CLASS
-------------------      --------      ---------------         --------
Estate of
Frank A. Weaner          Common
c/o Melvin Gordon
2611 Bayshore Blvd.
Tampa, Florida                            141,760               27.3%

Melvin S. Gordon         Common
2611 Bayshore Blvd.
Tampa, Florida                             60,892               11.7
                                          -------               ----

TOTAL                                     202,652               39.0%
                                          =======               ====

(b) Beneficial ownership of common stock held by all directors and officers of the Company as a group:

                                      AMOUNT AND NATURE
                      TITLE OF          OF BENEFICIAL       PERCENT
                       CLASS            OWNERSHIP (1)      OF CLASS
                      --------        -----------------    --------
Directors and
Officers
as a Group             Common              236,690           45.6
                                           =======           ====

Estate of
Frank A. Weaner        Common              141,760           27.3

Melvin S. Gordon       Common               60,892           11.7

Eugene L. Weiner       Common               19,300            3.7

Randy S. Gordon        Common                6,104            1.2

Tracy W. Schulis       Common                4,571             .9

Mark H. Gordon         Common                4,063             .8

(1) The nature of the beneficial ownership for all shares is sole voting and investment power.

(c) The Company knows of no contractual arrangements which may at a subsequent date result in a change in control of the Company.


III-5


Item 12.    Certain Relationships and Related Transactions
            ----------------------------------------------
None


Item 13.    Exhibits and Reports on Form 8-K

                                                              PAGE
                                                          ------------

(a)         Exhibit (3) - Articles of Incorporation       Incorporated
            and By-Laws                                   By Reference

            Exhibit (11) - Statement Re: Computation
            of Per Share Earnings                            II - 23

            Exhibit (21) - Subsidiaries of the Small
            Business Issuer                                 III - 7


(b)                        Reports on Form 8-K
                           -------------------

            No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 2001.


III-6


Item 13.    Exhibit 21 - Subsidiaries of the Small Business Issuer

                                                       STATE OF
                                                    INCORPORATION
                                                    -------------

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














III-7
                               SIGNATURES
                               ----------

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.




  March 27, 2002                                PARADISE, INC.
------------------
Date

                                                s/Melvin S. Gordon
                                                ------------------
                                                Melvin S. Gordon
                                                President


In accordance with the Exchange Act this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.



  s/ Melvin S. Gordon     President and Director    March 27, 2002
-----------------------                             --------------
Melvin S. Gordon                                    Date



  s/ Eugene L. Weiner     Executive Vice President
-----------------------   and Director-Principal
Eugene L. Weiner          Financial and Accounting
                          Officer                   March 27, 2002
                                                    --------------
                                                    Date


  s/ Randy S. Gordon      Vice President and
----------------------    Director                  March 27, 2002
Randy S. Gordon                                     --------------
                                                    Date


  s/ Tracy W. Schulis    Vice President and
----------------------   Director                   March 27, 2002
Tracy W. Schulis                                    --------------
                                                    Date


  s/ Mark H. Gordon      Vice President and
---------------------    Director                   March 27, 2002
Mark H. Gordon                                      --------------
                                                    Date






                               SIGNATURES
                               ----------

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



  March 27, 2002                                  PARADISE, INC.
------------------
Date



---------------------------------
Melvin S. Gordon
President


In accordance with the Exchange Act this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.



--------------------------  President and Director      March 27, 2002
Melvin S. Gordon                                        --------------
                                                        Date


--------------------------  Executive Vice President
Eugene L. Weiner            and Director-Principal
                            Financial and Accounting    March 27, 2002
                            Officer                     --------------
                                                        Date


--------------------------  Vice President and          March 27, 2002
Randy S. Gordon             Director                    --------------
                                                        Date


--------------------------  Vice President and          March 27, 2002
Tracy W. Schulis            Director                    --------------
                                                        Date


--------------------------  Vice President and          March 27, 2002
Mark H. Gordon              Director                    --------------
                                                        Date