Form 10QSB
period 2002-03-31
PARADISE INC
filed 2002-05-15
CIK 76149

FORM 10 - QSB

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


(X) Quarterly report pursuant to section 13 or 15(d) of the Securities Act of 1934.

        For the quarterly period ended March 31, 2002

                            or

( ) Transition report pursuant to section 13 or 15(d) of the Securities Act of 1934.

                           Commission File No. 0-3026


                                 PARADISE, INC.

                            INCORPORATED IN FLORIDA
                 I.R.S. EMPLOYER IDENTIFICATION NO. 59-1007583

                    1200 DR. MARTIN LUTHER KING, JR. BLVD.,
                           PLANT CITY, FLORIDA  33566

                                (813) 752-1155



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X ;    No
   ---       ---.

The number of shares outstanding of each of the issuer's classes of common
Stock:

          Class                          Outstanding as of March 31,
          -----                          ---------------------------
                                          2002               2001
                                          ----               ----
       Common Stock
      $0.30 Par Value                518,977 Shares      518,977 Shares









PARADISE, INC.                   COMMISSION FILE NO. 0-3026

PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements

                   PARADISE, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS
                             (UNAUDITED)
                  ---------------------------------

                                       AS OF MARCH 31,
                                       ---------------
                                     2002           2001 *
                                     ----           ----
ASSETS
------

CURRENT ASSETS:
 Cash and Unrestricted
  Demand Deposits                $   544,497    $    29,026
 Accounts and Notes
  Receivable, Less
  Allowances of $-0-
  (2002 and 2001)                    531,824      1,005,745
 Inventories:
  Raw Materials                    2,729,756      2,829,954
  Work in Process                      8,758         21,607
  Finished Goods                   7,043,852      7,234,600
 Deferred Income Tax Asset           286,290        362,446
 Income Tax Refund
  Receivable                         146,958        230,074
 Prepaid Expenses and Other
  Current Assets                     284,147        225,175
                                  ----------     ----------

   TOTAL CURRENT ASSETS           11,576,082     11,938,627

 Property, Plant and Equipment,
  Less Accumulated Depreciation
  of $15,619,070 (2002) and
  $14,947,912 (2001)               6,086,517      5,819,291
 Deferred Charges and Other
  Assets                             785,481        717,921
                                  ----------     ----------

TOTAL ASSETS                    $ 18,448,080   $ 18,475,839
                                  ==========     ==========


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
 Notes and Trade Acceptances
  Payable                       $    328,194   $  1,058,340
 Current Portion of Long-Term
  Debt                               163,185        200,879
 Accounts Payable                  2,999,060      2,690,327
 Accrued Liabilities                 777,934      1,071,089
                                   ----------     ----------

   TOTAL CURRENT LIABILITIES       4,268,373      5,020,635


LONG-TERM DEBT, NET OF CURRENT
 PORTION                             690,084        757,368

DEFERRED INCOME TAX LIABILITY        362,191        372,050

STOCKHOLDERS' EQUITY:
 Common Stock: Auth; 2,000,000 shs.
  at $.30 Par Value; Issued 582,721
  (2002 and 2001); Outstanding
  518,977 (2002 and 2001)            174,816        174,816
 Capital in Excess of Par Value    1,288,793      1,288,793
 Retained Earnings                12,023,175     11,172,799
 Unrealized Holding Gain (Loss)
  on Securities                  (    82,433 )  (    33,703 )
 Treasury Stock, at Cost,
  63,744 Shares (2002 and 2001)  (   276,919 )  (   276,919 )
                                  ----------     ----------

   Total Stockholders' Equity     13,127,432     12,325,786
                                  ----------     ----------
TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY           $ 18,448,080   $ 18,475,839
                                  ==========     ==========

* Restated (See Note 3)

See Accompanying Notes.


                       PARADISE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                                (UNAUDITED)
                     -----------------------------------

                               FOR THE THREE MONTHS ENDED
                               --------------------------
                                         MARCH 31
                                         --------
                                   2002            2001 *
                                   ----            ----

Net Sales                     $  1,568,363    $  1,510,783
                                 ---------       ---------

Costs and Expenses:
 Cost of Goods Sold              1,311,224       1,168,506
 Selling, General and
  Administrative Expense           767,633         851,469
 Depreciation and Amortization     228,830         167,839
 Interest Expense                   12,810          15,188
                                 ---------       ---------

   Total Costs and Expenses      2,320,497       2,203,002
                                 ---------       ---------

Loss from Operations           (   752,134 )   (   692,219 )

Other Income                         7,307          14,393
                                 ---------       ---------
Loss from Operations Before
 Provision for Income Taxes    (   744,827 )   (   677,826 )

Provision for Income Taxes               0               0
                                 ---------       ---------

Net Loss                      $(   744,827 )  $(   677,826 )
                                 =========       =========



Loss per Common Share            $( 1.44 )       $( 1.31 )
                                    ====            ====

* Restated (see Note 3)

See Accompanying Notes.


                    PARADISE, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (UNAUDITED)
                ---------------------------------------

                                    FOR THE THREE MONTHS ENDED
                                    --------------------------
                                             MARCH 31,
                                             ---------
                                       2002             2001 *
                                       ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Loss                         $(   744,827 )   $(   677,826 )
 Adjustments to Reconcile Net
  Loss to Net Cash Used in
  Operating Activities:
   Depreciation and Amortization       228,830          167,839
   Decrease (Increase) in:
    Accounts Receivable              1,290,404        1,365,814
    Inventories                    ( 4,014,300 )    ( 4,091,466 )
    Prepaid Expenses                   196,520          251,514
    Other Assets                   (    39,863 )    (    48,679 )
    Income Tax Receivable          (    19,000 )    (   177,619 )
   Increase (Decrease) in:
    Accounts Payable                 2,258,629        1,976,045
    Accrued Expense                ( 1,066,285 )    ( 1,095,320 )
    Income Taxes Payable                     0      (    84,381 )
                                     ---------        ---------

     Net Cash Used in
      Operating Activities         ( 1,909,892 )    ( 2,414,079 )
                                     ---------        ---------

CASH FLOWS FROM INVESTING
 ACTIVITIES:
 Purchase of Property and
  Equipment                        (   129,693 )    (   188,918 )
                                     ---------        ---------

   Net Cash Used in
    Investing Activities           (   129,693 )    (   188,918 )
                                     ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net Proceeds (Repayments) of
  Short-Term Debt                       45,142          834,404
 Principal Payments of Long-Term
  Debt                             (    50,107 )    (    72,059 )
 Proceeds from Issuance of
  Long-Term Debt                             0          180,981
                                      --------        ---------

   Net Cash Provided by (Used in)
    Financing Activities           (     4,965 )        943,326
                                     ---------        ---------

   Net Decrease in Cash            ( 2,044,550 )    ( 1,659,671 )


CASH AT BEGINNING OF PERIOD          2,589,047        1,688,697
                                     ---------        ---------

CASH AT END OF PERIOD             $    544,497     $     29,026
                                     =========        =========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for:
    Interest                      $     13,585     $     16,178
                                      ========         ========

    Income Taxes                  $     19,000     $    366,000
                                      ========         ========

* Restated (see Note 3)

See Accompanying Notes.


                     PARADISE, INC. AND SUBSIDIARIES
                CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                              (UNAUDITED)
               --------------------------------------------

Note 1     Basis of Presentation
--------------------------------

The accompanying unaudited consolidated financial statements of Paradise, Inc. (the "Company") have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.

The information furnished herein reflects all adjustments and accruals that management believes is necessary to fairly state the operating results for the respective periods. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations of the Securities and Exchange Commission under item 310 of regulation S-B. The notes to the financial statements should be read in conjunction with the notes to the consolidated financials contained in the Company's Form 10-KSB for the year ended December 31, 2001. The Company's management believes that the disclosures are sufficient for interim financial reporting purposes.



Note 2     Net Income (Loss) per Share
--------------------------------------

Net income (loss) per share, assuming no dilution, are based on the weighted average number of shares outstanding during the period: 518,977 (2002 and 2001).



Note 3     Restatement
----------------------

During 2001, the Company was audited by the Florida Department of Revenue. This audit revealed unpaid sales and use tax liabilities from prior periods. A prior period adjustment was recorded to show the sales and use tax owed and interest payable on those amounts in the proper periods. The adjustment decreased retained earnings as previously reported at March 31, 2001 by $75,174. For the period ended March 31, 2001, the adjustment increased accrued liabilities by $120,530 and deferred income tax asset by $45,356.

Another prior period adjustment was made to correct the recording of a sales return received in 2001 for goods sold in 2000. The return was not properly recorded against a provision for the unrealized profit on estimated returns established at December 31, 2000. The adjustment increased retained earnings as previously reported at March 31, 2001 by $37,555. For the period ended March 31, 2001, the adjustment decreased accrued liabilities by $37,555, increased net sales by $150,221, increased cost of goods sold by $112,666 and decreased loss from operations by $37,555.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
------------------------------------------------------------------------

Overview
--------

The Company has two major segments of business: (1) the core business of glace' (candied) fruit, which includes all fruit-related operations and accounted for more than 81% of total net sales during 2001, and (2) plastics molding, which represented the balance of sales, and includes all injection molding and thermoforming operations, including the manufacture of packaging for the Company's fruit products. However, only sales to unaffiliated customers are reported and are consolidated in the financial statements.

Glace' (candied) fruit is used primarily as an ingredient for Thanksgiving and Christmas holiday confections. Therefore, sales in this segment are highly seasonal, with approximately 80% of total annual shipments made during the period beginning the second week in September, and ending in early November each year. However, in order to make timely deliveries during this period of peak demand, the Company must manufacture products for approximately ten to eleven months each year, building large inventories and accruing expenses without significant offsetting income. This requires large borrowings for short-term working capital, and results in the accrual of material losses in income, which often persists well into the third quarter.

It is for this reason that management recommends that only a full year's reporting be used for the analysis of financial performance. It is also the opinion of management that, due to seasonal differences, the comparison of an individual quarter reporting with that of the quarter immediately preceding is of little or no value. Therefore, "Management's Discussion" is generally limited to comparisons of the current year-to-date with the similar period in the preceding year.


The First Quarter
-----------------

Total net sales increased almost 4% as compared to the first three months of 2001. Net fruit sales increased about 14%, to some extent due to fewer returns during the quarter of merchandise sold in 2001. Plastics sales remained fairly consistent with last year's first quarter results and accounted for 63% of overall total net sales during the period. Overall, first quarter sales amounted to less than 7% of the total sales during the entire preceding year, highlighting the seasonality in this segment of business.

As reported in numerous past filings and financial statements, it is industry practice to allow return-for-full-credit of a certain negotiated percentage of merchandise sold. It is Company practice to estimate the magnitude of such charges, and establish a reserve for the estimated gross profits lost. This amount is deducted from Company earnings during the year that the sales are made.

A portion of returns is charged to this reserve, with the balance being reflected in the "inventory valuation" account in the costs of goods sold section of the financial statements.

Costs of Goods Sold increased 12.2%, primarily due to an earlier start-up of production (March during 2002 vs. April during 2001). This change was necessary to accommodate the processing of frozen strawberry products for institutional users, an activity which must commence during harvest, and which the Company enters only when it is anticipated to be profitable according to commodity factor forecasts. Another factor contributing to this increase was in the area of amortized depreciation costs. During late 2001, the company upgraded its data processing system, and made several major investments in capital equipment for both the fruit and plastics segments of business. These improvements totaled over $1.0 million and are being depreciated over various periods, ranging from five to ten years.

Selling, general and administrative expenses decreased by approximately 10% compared to the prior year's reporting period. While payrolls increased slightly, there were significant reductions in freight out, outside warehousing, legal and audit expenses, and professional services.

Interest expense declined mostly due to average term debt being lower than the prior year, and there were no significant borrowings on the Company's revolving short-term working capital loan.


Summary
-------

As mentioned above, the increase in cost of goods sold was based on earlier start-up of the manufacturing of glace' fruit by one month to allow for the processing of strawberries. This, taken together with an increase in depreciation expense, resulted in the accrual of expenses in greater proportion than the increase in sales, and is reason for the 9.9% decline in net income compared to 2001 first quarter results.

However, as outlined above, only a very small percentage of total anticipated annual sales activities have taken place during the first quarter. It is management's opinion that no reasonable year-end trends or projections should be derived from such a small percentage of activity.


PART II.  OTHER INFORMATION
---------------------------

Item 1.   Legal Proceedings - N/A

Item 2.   Changes in Securities - N/A

Item 3.   Defaults Upon Senior Securities - N/A

Item 4.   Submission of Matters to a Vote of Security Holders - N/A

Item 5.   Other Information - N/A

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits.

                 None.

          (b)  Reports on Form 8-K.

                 None.



                              SIGNATURES
                              ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                  PARADISE, INC.
                  A Florida Corporation

                  /s/ Melvin S. Gordon              Date:  May 14, 2002
                  -----------------------------
                  Melvin S. Gordon, President


                  /s/ Eugene L. Weiner              Date:  May 14, 2002
                  ------------------------------
                  Eugene L. Weiner, Executive Vice-
                  President, Secretary-Treasurer