Form 10QSB
period 2002-06-30
PARADISE INC
filed 2002-08-15
CIK 76149

FORM 10 - QSB

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


(X) Quarterly report pursuant to section 13 or 15(d) of the Securities Act of 1934.

        For the quarterly period ended June 30, 2002

                            or

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

          Class                          Outstanding as of June 30,
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

                                        AS OF JUNE 30,
                                        --------------
                                      2002           2001 *
                                      ----           ----
ASSETS
------

CURRENT ASSETS:
 Cash and Unrestricted
  Demand Deposits                $    32,318    $    39,670
 Accounts and Notes
  Receivable, Less
  Allowances of $-0-
  (2002 and 2001)                  1,057,197        682,701
 Inventories:
  Raw Materials                    2,708,007      2,699,205
  Work in Process                    454,177        419,200
  Finished Goods                  11,406,625     11,060,114
 Deferred Income Tax Asset           286,290        362,446
 Income Tax Refund
  Receivable                         153,281        178,937
 Prepaid Expenses and Other
  Current Assets                     748,321        685,602
                                  ----------     ----------

   TOTAL CURRENT ASSETS           16,846,216     16,127,875

 Property, Plant and Equipment,
  Less Accumulated Depreciation
  of $15,854,584 (2002) and
  $15,124,270 (2001)               6,098,700      5,844,378
 Deferred Charges and Other
  Assets                             730,503        722,051
                                  ----------     ----------

TOTAL ASSETS                    $ 23,675,419   $ 22,694,304
                                  ==========     ==========









                                        AS OF JUNE 30,
                                        --------------
                                      2002           2001 *
                                      ----           ----

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
 Notes and Trade Acceptances
  Payable                       $  4,463,328   $  4,247,103
 Current Portion of Long-Term
  Debt                               160,683        188,939
 Accounts Payable                  3,838,510      3,895,423
 Accrued Liabilities               1,048,922        961,407
                                   ---------      ---------

   TOTAL CURRENT LIABILITIES       9,511,443      9,292,872


LONG-TERM DEBT, NET OF CURRENT
 PORTION                             686,283        755,993

DEFERRED INCOME TAX LIABILITY        362,191        372,050

STOCKHOLDERS' EQUITY:
 Common Stock: Auth; 2,000,000 shs.
  at $.30 Par Value; Issued 582,721
  (2002 and 2001); Outstanding
  518,977 (2002 and 2001)            174,816        174,816
 Capital in Excess of Par Value    1,288,793      1,288,793
 Retained Earnings                12,011,245     11,120,402
 Unrealized Holding Gain (Loss)
  on Securities                  (    82,433 )  (    33,703 )
 Treasury Stock, at Cost,
  63,744 Shares (2002 and 2001)  (   276,919 )  (   276,919 )
                                  ----------     ----------

   Total Stockholders' Equity     13,115,502     12,273,389
                                  ----------     ----------
TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY           $ 23,675,419   $ 22,694,304
                                  ==========     ==========

* Restated (See Note 3)

See Accompanying Notes.




                       PARADISE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                                (UNAUDITED)
                     -----------------------------------

                                 FOR THE THREE MONTHS ENDED
                                 --------------------------
                                           JUNE 30
                                           -------
                                     2002            2001 *
                                     ----            ----

Net Sales                      $  2,141,184    $  2,114,950
                                  ---------       ---------

Costs and Expenses:
 Cost of Goods Sold (excluding
  Depreciation)                   1,076,498       1,333,473
 Selling, General and
  Administrative Expense            800,897         580,157
 Depreciation and Amortization      240,207         164,113
 Interest Expense                    50,776         107,279
                                  ---------       ---------

   Total Costs and Expenses       2,168,378       2,185,022
                                  ---------       ---------

Loss from Operations            (    27,194 )   (    70,072 )

Other Income                         15,264          17,675
                                  ---------       ---------
Loss from Operations Before
 Provision for Income Taxes     (    11,930 )   (    52,397 )

Provision for Income Taxes                0               0
                                  ---------       ---------

Net Loss                       $(    11,930 )  $(    52,397 )
                                  =========       =========



Net Loss per Common Share         $( 0.02 )       $( 0.10 )
                                     ====            ====
* Restated (See Note 3)

See Accompanying Notes.




                       PARADISE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                                (UNAUDITED)
                     -----------------------------------

                                   FOR THE SIX MONTHS ENDED
                                   ------------------------
                                           JUNE 30
                                           -------
                                     2002            2001 *
                                     ----            ----

Net Sales                       $ 3,709,547     $ 3,625,733
                                  ---------       ---------

Costs and Expenses:
 Cost of Goods Sold (excluding
  Depreciation)                   2,387,722       2,501,979
 Selling, General and
  Administrative Expense          1,568,530       1,431,626
 Depreciation and Amortization      469,037         331,952
 Interest Expense                    63,586         122,467
                                  ---------       ---------

   Total Costs and Expenses       4,488,875       4,388,024
                                  ---------       ---------

Loss from Operations             (  779,328 )    (  762,291 )

Other Income                         22,571          32,068
                                  ---------       ---------
Loss from Operations Before
 Provision for Income Taxes      (  756,757 )    (  730,223 )

Provision for Income Taxes                0               0
                                  ---------       ---------

Net Loss                        $(  756,757 )   $(  730,223 )
                                  =========       =========



Net Loss per Common Share         $( 1.46 )       $( 1.41 )
                                     ====            ====


*Restated  (See Note 3)

See Accompanying Notes.




                    PARADISE, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (UNAUDITED)
                ---------------------------------------

                                       FOR THE SIX MONTHS ENDED
                                       ------------------------
                                               JUNE 30,
                                               --------
                                        2002             2001 *
                                        ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Loss                         $(   756,757 )   $(   730,223 )
 Adjustments to Reconcile Net
  Loss to Net Cash Used in
  Operating Activities:
   Depreciation and Amortization       469,037          331,952
   Decrease (Increase) in:
    Accounts Receivable                765,031        1,688,858
    Inventories                    ( 8,800,743 )    ( 8,183,824 )
    Prepaid Expenses               (   267,654 )    (   208,913 )
    Other Assets                        10,422      (    47,956 )
    Income Tax Receivable          (    25,323 )    (   126,482 )
   Increase (Decrease) in:
    Accounts Payable                 3,098,079        3,181,141
    Accrued Expense                (   613,525 )    (   997,262 )
    Income Taxes Payable                     0      (    84,381 )
                                     ---------        ---------

     Net Cash Used in
      Operating Activities         ( 6,121,433 )    ( 5,177,090 )
                                     ---------        ---------

CASH FLOWS FROM INVESTING
 ACTIVITIES:
 Purchase of Property and
  Equipment                        (   330,262 )    (   382,971 )
                                     ---------        ---------

     Net Cash Used in
      Investing Activities         (   330,262 )    (   382,971 )
                                     ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net Proceeds (Repayments) of
  Short-Term Debt                    4,180,276        4,023,167
 Principal Payments of Long-Term
  Debt                             (   103,538 )    (    85,374 )
 Proceeds from Issuance of
  Long-Term Debt                             0          180,981

 Dividends Paid                    (   181,772 )    (   207,740 )
                                     ---------        ---------

   Net Cash Provided by
    Financing Activities             3,894,966        3,911,034
                                     ---------        ---------

   Net Decrease in Cash            ( 2,556,729 )    ( 1,649,027 )



CASH AT BEGINNING OF PERIOD          2,589,047        1,688,697
                                     ---------        ---------

CASH AT END OF PERIOD             $     32,318     $     39,670
                                     =========        =========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for:
    Interest                      $     64,991     $    108,269
                                     =========        =========

    Income Taxes                  $     19,000     $    366,000
                                     =========        =========



SUPPLEMENTAL SCHEDULE OF NONCASH
 INVESTING AND FINANCING ACTIVITIES:

  Long-Term Debt Assumed or Issued for:

    Equipment Purchases or
     Capital Leases                $     47,128     $         0
                                      =========        ========


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


Note 3     Restatement
----------------------

During 2001, the Company was audited by the Florida Department of Revenue. This audit revealed unpaid sales and use tax liabilities from prior periods. A prior period adjustment was recorded to show the sales and use tax owed and interest payable on those amounts in the proper periods. The adjustment decreased retained earnings as previously reported at June 30, 2001 by $75,174. For the period ended June 30, 2001, the adjustment increased accrued liabilities by $120,530 and deferred income tax asset by $45,356.

Another prior period adjustment was made to correct the recording of a sales return received in 2001 for goods sold in 2000. The return was not properly recorded against a provision for the unrealized profit on estimated returns established at December 31, 2000. The adjustment increased retained earnings as previously reported at June 30, 2001 by $37,555. For the period ended June 30, 2001, the adjustment decreased accrued liabilities by $37,555, increased net sales by $150,221, increased cost of goods sold by $112,666 and decreased loss from operations by $37,555.

A reclassification was also made to properly present sales net of discounts. For the three and six month periods ended June 30, 2001 net sales was decreased $40,340 and selling, general and administrative expense was decreased by $40,340.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
------------------------------------------------------------------------

Overview
--------

The Company's core business, glace' (candied) fruit, which accounted for approximately 81% of total annual sales during 2001, is highly seasonal. That is because the products are utilized primarily as ingredients for fruitcakes and other winter holiday confections, and nearly 80% of the annual shipments in that segment of business are made during an eight to ten week period, beginning in early September. However, in order to make timely deliveries during this period of peak demand, Paradise must manufacture and pack products throughout the year, building large inventories, and accruing expenses against which there is little offsetting income. The recording of substantial losses is common well into the fourth quarter, even during the most profitable years. Therefore, it is the opinion of management that only a full year's financial reporting will yield a meaningful measure of the Company's performance.

Manufacturing activity varies greatly from quarter to quarter and from year to year, depending on seasonal harvests and availability of raw materials, anticipated orders, and other factors. A comparison of the current quarter with that immediately preceding or the similar quarter during the past year yields little useful information, so "Management's Discussion" is confined to data from the current year-to-date as compared to the like period during the preceding year.

The Company's other segment of business, plastics molding, accounted for approximately 19% of total 2001 sales, and generally does not have the extreme seasonal variations as the fruit segment.



The First Six Months
--------------------

Overall net sales for the first six months of 2002 improved by 2.3% over 2001 mid-year net sales. Net fruit sales for the six month period increased approximately 14.8% after taking into consideration a restatement of net fruit sales for the first six months during 2001. This restatement discussed in Note 3 of the financial statements, reflects an adjustment made during the independent CPA's review at year-end 2001, and incorporated into the Company's annual report for that year. The adjustment reflected a customer return that was not properly charged to the reserve account, and which resulted in an overstatement of earnings for that period of $37,555 but not for the year ended December 31, 2001.

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

A portion of returns is charged to this reserve, with the balance reflected in the "inventory valuation" account in the cost of goods sold section of the financial statements.

In the plastics molding segment of business, sales to unaffiliated customers generated 65% of overall net sales during the first half of 2002. This current sales volume continues to validate management's strategy of focusing on higher technology, value-added custom molding products. Overall, net sales in our fruit and plastics segments combined for the first six months of 2002 amounted to 16% of the total sales during the entire preceding year, highlighting the seasonality in our business.

Cost of goods sold decreased by 4.6% as compared to the prior year's reporting period. The primary reason for this decrease was the Company's interruption of glace' (candied) fruit production during the processing of frozen strawberry products for institutional users. This process can take place only during the availability of suitable harvested fruit, which generally occurs between late March and late April each year. This partial suspension of manufacturing activity led to a temporary reduction in factory expenses. However, with the resumption of the normal production cycle, management anticipates that costs of goods sold will increase as a percentage of sales, relative to last year, as a result of higher labor and raw material expenses.

Another area in which costs have increased is in depreciation. As disclosed in previous filings, the Company invested more than $1 million of capital improvements to the fruit and plastics segment of the business during the later part of 2001. These capital assets are now being depreciated over useful lives ranging from five to ten years.

Selling, general and administrative expenses increased by 9.6% compared to the prior six months of 2001. The primary reason for this increase was that the Company accrued additional expenses related to the storage and handling of its frozen strawberry products produced during March and April of this year, and which must be available for an annual sales cycle.

Interest expense declined by 48% over the previous year's reporting period as interest rates charged by our primary lender on the Company's average term debt and revolving short-term working capital loans continues to decline.



Summary
-------

While the enclosed accounting indicates a 2.3% increase in total sales and a 3.6% decline in earnings (loss), only 16% of anticipated annual sales have been made to date. This coupled with the general uncertainty surrounding the timing and strength of the economy's recovery, in the opinion of management, it is far too early to forecast year-end results.



PART II.  OTHER INFORMATION
---------------------------

Item 1.   Legal Proceedings - N/A

Item 2.   Changes in Securities - N/A

Item 3.   Defaults Upon Senior Securities - N/A

Item 4.   Submission of Matters to a Vote of Security Holders

          The annual meeting of the shareholders of Paradise, Inc. was held on May 28, 2002. The purpose of the meeting was to elect five directors to hold office until the next annual meeting of shareholders and to ratify the reappointment of Bella, Hermida, Gillman, Hancock & Mueller as the Company's independent certified public accountants for 2002.

          The following is the results of the election of Directors:

          Nominee                      Votes For       Votes Withheld
          -------------------          ---------       --------------

          Melvin S. Gordon               437,749               3,150
          Mark H. Gordon                 437,749               3,150
          Randy S. Gordon                437,749               3,150
          Tracy W. Schulis               437,749               3,150
          Eugene L. Weiner               437,749               3,150

          The following is the results of the ratification of Bella, Hermida, Gillman, Hancock & Mueller as the Company's independent accountants for 2002:

             For               Against               Asbtain
            -----             ---------             ---------
           440,802               17                    80


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


                  PARADISE, INC.
                  A Florida Corporation

                  /s/ Melvin S. Gordon            Date:  August 15, 2002
                  -----------------------------
                  Melvin S. Gordon, CEO


                  /s/ Jack M. Laskowitz           Date:  August 15, 2002
                  --------------------------------
                  Jack M. Laskowitz, CFO, Treasurer