Form 10QSB
period 2002-09-30
PARADISE INC
filed 2002-11-14
CIK 76149

FORM 10 - QSB

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


(X) Quarterly report pursuant to section 13 or 15(d) of the Securities Act of 1934.

        For the quarterly period ended September 30, 2002

                            or

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

Yes X ;    No
   ---       ---.

The number of shares outstanding of each of the issuer?s classes of common
Stock:

          Class                          Outstanding as of September 30,
          -----                          ------------------------------
                                          2002                  2001
                                          ----                  ----
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

                                      AS OF SEPTEMBER 30,
                                      -------------------
                                      2002           2001 *
                                      ----           ----
ASSETS
------

CURRENT ASSETS:
 Cash and Unrestricted
  Demand Deposits                $    36,671    $    43,953
 Accounts and Notes
  Receivable, Less
  Allowances of $-0-
  (2002 and 2001)                  8,293,970      6,845,554
 Inventories:
  Raw Materials                    3,838,607      3,805,348
  Work in Process                    445,206        253,542
  Finished Goods                   7,013,105      7,722,799
 Deferred Income Tax Asset           286,290        362,446
 Income Tax Refund
  Receivable                         202,281        324,094
 Prepaid Expenses and Other
  Current Assets                     626,798        685,734
                                  ----------     ----------

   TOTAL CURRENT ASSETS           20,742,928     20,043,470

 Property, Plant and Equipment,
  Less Accumulated Depreciation
  of $16,096,822 (2002) and
  $15,124,270 (2001)               6,014,230      5,844,445
 Deferred Charges and Other
  Assets                             699,372        942,788
                                  ----------     ----------

TOTAL ASSETS                    $ 27,456,530   $ 26,830,703
                                  ==========     ==========




                                     AS OF SEPTEMBER 30,
                                     -------------------
                                     2002          2001 *
                                     ----          ----

LIABILITIES AND STOCKHOLDERS? EQUITY
------------------------------------

CURRENT LIABILITIES:
 Notes and Trade Acceptances
  Payable                       $   7,752,011  $   7,193,522
 Current Portion of Long-Term
  Debt                                165,644        185,575
 Accounts Payable                   1,474,036      2,964,050
 Accrued Liabilities                1,368,486      1,252,834
 Income Taxes Payable                 683,883        404,967
                                   ----------     ----------

   TOTAL CURRENT LIABILITIES       11,444,060     12,000,948


LONG-TERM DEBT, NET OF CURRENT
 PORTION                              662,210        755,802

DEFERRED INCOME TAX LIABILITY         362,191        372,050

STOCKHOLDERS? EQUITY:
 Common Stock: Auth. 2,000,000
  shares at $.30 Par Value; Issued
  582,721 Shares; Outstanding
  518,977 Shares                      174,816        174,816
 Capital in Excess of Par Value     1,288,793      1,288,793
 Retained Earnings                 13,883,812     12,548,916
 Unrealized Holding Gain (Loss)
  on Securities                  (     82,433 ) (     33,703 )
 Treasury Stock, at Cost,
  63,744 Shares                  (    276,919 ) (    276,919 )
                                   ----------     ----------

   Total Stockholders? Equity      14,988,069     13,701,903
                                   ----------     ----------
TOTAL LIABILITIES AND
 STOCKHOLDERS? EQUITY           $  27,456,530  $  26,830,703
                                   ==========     ==========

* Restated (See Note 3)

See Accompanying Notes.




                       PARADISE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                                (UNAUDITED)
                     -----------------------------------

                                 FOR THE THREE MONTHS ENDED
                                 --------------------------
                                        SEPTEMBER 30
                                        ------------
                                     2002           2001 *
                                     ----           ----

Net Sales                       $ 10,254,288    $ 8,683,290
                                  ----------      ---------

Costs and Expenses:
 Cost of Goods Sold (excluding
  Depreciation)                    6,255,129      5,338,774
 Selling, General and
  Administrative Expense           1,170,130      1,243,955
 Depreciation and Amortization       224,171        180,820
 Interest Expense                     69,546        109,517
                                  ----------      ---------

   Total Costs and Expenses        7,718,976      6,873,066
                                  ----------      ---------

Income from Operations             2,535,312      1,810,224

Other Income                          21,139         23,256
                                  ----------      ---------
Income from Operations Before
 Provision for Income Taxes        2,556,451      1,833,480

Provision for Income Taxes           683,883        404,967
                                  ----------      ---------

Net Income                      $  1,872,568    $ 1,428,513
                                  ==========      =========



Net Income per Common Share         $ 3.61         $ 2.75
                                      ====           ====

Weighted Average Common Shares
 Outstanding                        518,977         518,977
                                    =======         =======

* Restated (See Note 3)

See Accompanying Notes.




                       PARADISE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (UNAUDITED)
                     -----------------------------------

                                 FOR THE NINE MONTHS ENDED
                                 -------------------------
                                       SEPTEMBER 30
                                       ------------
                                     2002           2001 *
                                     ----           ----

Net Sales                       $ 13,963,835    $ 12,199,142
                                  ----------      ----------

Costs and Expenses:
 Cost of Goods Sold (excluding
  Depreciation)                    8,642,851       7,687,502
 Selling, General and
  Administrative Expense           2,738,660       2,718,951
 Depreciation and Amortization       693,208         512,772
 Interest Expense                    133,133         231,984
                                  ----------      ----------

   Total Costs and Expenses       12,207,852      11,151,209
                                  ----------      ----------

Income from Operations             1,755,983       1,047,933

Other Income                          43,709          55,324
                                  ----------      ----------
Income from Operations Before
 Provision for Income Taxes        1,799,692       1,103,257

Provision for Income Taxes           683,883         404,967
                                  ----------      ----------

Net Income                      $  1,115,809    $    698,290
                                  ==========      ==========



Net Income per Common Share        $ 2.15          $ 1.35
                                     ====            ====

Weighted Average Common Shares
 Outstanding                        518,977         518,977
                                    =======         =======


*Restated  (See Note 3)

See Accompanying Notes.




                    PARADISE, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (UNAUDITED)
                ---------------------------------------

                                      FOR THE NINE MONTHS ENDED
                                      ------------------------
                                            SEPTEMBER 30,
                                            -------------
                                        2002             2001 *
                                        ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income                       $  1,115,809     $    698,290
 Adjustments to Reconcile Net
  Income to Net Cash Used in
  Operating Activities:
   Depreciation and Amortization       693,208          512,772
   Decrease (Increase) in:
    Accounts Receivable            ( 6,471,742 )    ( 4,473,995 )
    Inventories                    ( 5,528,853 )    ( 5,786,994 )
    Prepaid Expenses               (   146,131 )    (   209,045 )
    Other Assets                        36,859      (   271,722 )
    Income Tax Receivable          (    74,323 )    (   271,639 )
   Increase (Decrease) in:
    Accounts Payable                   733,605        2,249,768
    Accrued Expense                (   293,961 )    (   705,835 )
    Income Taxes Payable               683,883          320,586
                                     ---------        ---------

     Net Cash Used in
      Operating Activities         ( 9,251,646 )    ( 7,937,814 )
                                     ---------        ---------

CASH FLOWS FROM INVESTING
 ACTIVITIES:
 Purchase of Property and
  Equipment                        (   445,029 )    (   560,829 )
                                     ---------        ---------

     Net Cash Used in
      Investing Activities         (   445,029 )    (   560,829 )
                                     ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net Proceeds (Repayments) of
  Short-Term Debt                    7,468,959        6,969,586
 Principal Payments of Long-Term
  Debt                             (   142,888 )    (   176,620 )
 Proceeds from Issuance of
  Long-Term Debt                             0          268,673

 Dividends Paid                    (   181,772 )    (   207,740 )
                                     ---------        ---------

   Net Cash Provided by
    Financing Activities             7,144,299        6,853,899
                                     ---------        ---------

   Net Decrease in Cash            ( 2,552,376 )    ( 1,644,744 )



CASH AT BEGINNING OF PERIOD          2,589,047        1,688,697
                                     ---------        ---------

CASH AT END OF PERIOD             $     36,671     $     43,953
                                     =========        =========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for:
    Interest                      $    134,539     $    233,244
                                     =========        =========

    Income Taxes                  $     19,000     $    366,000
                                     =========        =========



SUPPLEMENTAL SCHEDULE OF NONCASH
 INVESTING AND FINANCING ACTIVITIES:

  Long-Term Debt Incurred for:

    Equipment Purchases or
     Capital Leases                $    67,368     $          0
                                      ========        =========


* Restated (see Note 3)

See Accompanying Notes.




                     PARADISE, INC. AND SUBSIDIARIES
                CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                              (UNAUDITED)
               --------------------------------------------

Note 1     Basis of Presentation
--------------------------------

The accompanying unaudited consolidated financial statements of Paradise, Inc. (the ?Company?) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.

The information furnished herein reflects all adjustments and accruals that management believes is necessary to fairly state the operating results for the respective periods. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations of the Securities and Exchange Commission under item 310 of regulation S-B. The notes to the financial statements should be read in conjunction with the notes to the consolidated financials contained in the Company?s Form 10-KSB for the year ended December 31, 2001. The Company?s management believes that the disclosures are sufficient for interim financial reporting purposes.


Note 2     Net Income per Share
--------------------------------------

Net income per share, assuming no dilution, are based on the weighted average number of shares outstanding during the period: 518,977 (2002 and 2001).


Note 3     Restatement
----------------------

During 2001, the Company was audited by the Florida Department of Revenue. This audit revealed unpaid sales and use tax liabilities from prior periods. A prior period adjustment was recorded to show the sales and use tax owed and interest payable on those amounts in the proper periods. The adjustment decreased retained earnings as previously reported at September 30, 2001 by $75,174. For the period ended September 30, 2001, the adjustment increased accrued liabilities by $120,530 and deferred income tax asset by $45,356.

Another prior period adjustment was made to correct the recording of a sales return received in 2001 for goods sold in 2000. The return was not properly recorded against a provision for the unrealized profit on estimated returns established at December 31, 2000. The adjustment increased retained earnings as previously reported at September 30, 2001 by $37,555. For the period ended September 30, 2001, the adjustment decreased accrued liabilities by $37,555, increased net sales by $150,221, increased cost of goods sold by $112,666 and increased income from operations by $37,555. The net increase in income was $37,555, $0.07 per share.

A reclassification was also made to properly present sales net of discounts. For the three and nine month periods ended September 30, 2001 net sales was decreased $69,238 and selling, general and administrative expense was decreased by $69,238.
Item 2. Management?s Discussion and Analysis of Financial Condition and Results of Operations
------------------------------------------------------------------------

Overview
--------

Paradise, Inc.?s main business segment, glace? (candied) fruit, is a prime ingredient of fruitcakes and other holiday confections. Our products are sold to manufacturing bakers, institutional users, supermarkets and other retailers throughout the country. Consumer demand for these products is traditionally strongest during the Thanksgiving and Christmas season. Evidence of this seasonality is supported by the fact that almost 80% of glace? (candied) fruit product sales are generated from eight to ten weeks beginning in September.

Since the majority of our customers require the receipt of our glace? candied fruit products during a very condensed period of time, Paradise must operate at consistent levels of production from as early as January through the middle of November of each year in order to meet this peak demand. Furthermore, we must make substantial borrowings of short-term working capital to cover the cost of raw materials, factory overhead and labor expense associated with production for inventory. This combination of building and financing our inventories during the year, without the opportunity to record any significant fruit product income, results in the generation of operating losses well into the third quarter of the year. Thus, discussion of achieving annual targeted net sales or profit levels cannot be developed from any partial year results of operation. It is the opinion of management that shareholders and other users of this report should wait until the full year?s financial statements are available.

In addition, comparison of current quarterly results to the preceding quarter sheds an incomplete picture on our company?s performance due to timing issues involved in the availability of raw materials needed to produce our fruit product line. Changes in the date in which customer orders are received and shipped will also lead to variances in our quarterly results. Another factor relates to the fluctuation in the price of utilities purchased throughout the year. Thus, the discussion of information presented within this report is focused on the review of our current year-to-date results as compared to the similar period last year.

Paradise?s other business segment, plastics molding is not subject to the seasonality of our glace? (candied) fruit business. This product line represents all injection molding and thermoforming operations, including the packaging for the Company?s fruit products. Only sales to unaffiliated customers are reported.


The First Nine Months
---------------------

Compared to the prior year, overall net sales during this reporting period increased by 14%, with the fruit segment of our business generating an increase of 16%. As mentioned in the above overview, timing issues related to the receipt of customer glace? (candied) fruit orders and the subsequent shipment of these orders will produce variances in operating results. This is the primary reason that net fruit sales increased by 16%, as several of our major customer orders were received and shipped in September, 2002 as compared to October, 2001. As disclosed in previous filings, operating results for a period of less than twelve months, yields incomplete information regarding year end profitability. The Company?s level of success will again be based on consumer demand and subsequent re-orders of fruit products during the fourth quarter of the year.

The increase in Plastics net sales, which is not as subject to seasonal demands, continues to highlight management?s focus of concentrating on customers who require higher technology, value-added custom molding products, instead of higher volume, lower margin generic items. Emphasis on this type of plastics business has contributed to the expansion in this segment over the past several years. For the nine months ended September 30, 2002 plastics sales, to unaffiliated customers, accounted for 27% of total net sales.

Cost of goods sold as a percentage of net sales remained constant with last year?s. The Company has been able to keep its costs in line with last year?s by negotiating several annual contracts for items such as natural gas and packaging materials. The stability obtained by contracting annual rates for these commodities helped offset increases in various raw materials and other factory expenses.

Selling, general and administrative expense increased by 0.7% over the prior year?s results. While many categories within this section were in line or slightly lower when compared to the prior year, several significant increases were noted and are explained as follows: (a) higher brokerage commissions on increases in sales; (b) ongoing accruals for storage and handling of frozen strawberry products, which were not produced during 2001; and (c) higher costs for employee health insurance and fixed benefit retirement plans.

Short-term borrowing cost decreased by 42% over the prior nine months as the Company continues to benefit from reductions in the rate of interest charged by our primary lending institution.



Summary
-------

The 16% increase in fruit sales through the third quarter is not necessarily indicative of year-end results. As explained above, much of the increase was due to the difference in the timing of orders. Also, final results will depend materially on re-order sales during the fourth quarter. Therefore, the often repeated caveat: it is the opinion of management that only a full year?s financial reporting will yield a comprehensive measure of the Company?s performance.



ITEM 3.  CONTROLS AND PROCEDURES

The principal executive officer and principal financial officer of the Company have, within 90 days of the filing date of this quarterly report, evaluated the effectiveness of the Company?s disclosure controls and procedures (as defined in Exchange Act Rules (13a-14(c) and (15d-14(c)) and have determined that such disclosure controls and procedures are adequate. There have been no significant changes in the Company?s internal controls or in other factors that could significantly affect the Company?s internal controls since the date of evaluation. The Company does not believe any significant deficiencies or material weaknesses exist in the Company?s internal controls. Accordingly, no corrective actions have been taken.




PART II.  OTHER INFORMATION
---------------------------

None of the item numbers on captions are applicable to this report and are, therefore, omitted.




                              SIGNATURES
                              ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                  PARADISE, INC.
                  A Florida Corporation

                  /s/ Melvin S. Gordon           Date: November 14, 2002
                  -----------------------------
                  Melvin S. Gordon
                  Chief Executive Officer


                  /s/ Jack M. Laskowitz          Date: November 14, 2002
                  --------------------------------
                  Jack M. Laskowitz
                  Chief Financial Officer ? Treasurer




                                  CERTIFICATIONS


I, Melvin S. Gordon, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Paradise, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant?s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant?s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the ?Evaluation Date?); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant?s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant?s auditors and the audit committee of registrant?s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant?s ability to record, process, summarize and report financial data and have identified for the registrant?s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant?s internal controls; and

6. The registrant?s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002

s/ Melvin S. Gordon
-------------------------------
Melvin S. Gordon
Chief Executive Officer




                                  CERTIFICATIONS


I, Jack M. Laskowitz, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Paradise, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant?s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant?s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the ?Evaluation Date?); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant?s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant?s auditors and the audit committee of registrant?s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant?s ability to record, process, summarize and report financial data and have identified for the registrant?s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant?s internal controls; and

6. The registrant?s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002

s/ Jack M. Laskowitz
-----------------------------------
Jack M. Laskowitz
Chief Financial Officer ? Treasurer







                 Certification of CEO and CFO Pursuant to
                          18 U.S.C. Section 1350
                          As Adopted Pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002

     In connection with the Quarterly Report of Paradise, Inc. on Form 10-QSB for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof, Melvin S. Gordon, as Chief Executive Officer of Paradise, Inc., and Jack M. Laskowitz, as Chief Financial Officer of Paradise, Inc., each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of his knowledge, that:


     1. The Form 10-QSB for the period ending September 30, 2002 fully complies with the requirements of Section 13(a) of the Securities and Exchange Act of 1934; and

     2. The information contained in the Form 10-QSB for the period ending September 30, 2002 fairly presents, in all material respects, the financial condition and result of operations of Paradise, Inc.



       /s/ Melvin S. Gordon            Date:  November 14, 2002
       -----------------------------
       Melvin S. Gordon
       Chief Executive Officer


       /s/ Jack M. Laskowitz           Date:  November 14, 2002
       --------------------------------
       Jack M. Laskowitz
       Chief Financial Officer - Treasurer




This certification accompanies the Form 10-QSB for the period ending September 30, 2002 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by Paradise, Inc. for the purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.