Form 10KSB
period 2002-12-31
PARADISE INC
filed 2003-03-31
CIK 76149

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                               FORM 10-KSB
                 ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended December 31, 2002
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

            None

Securities Registered Under Section 12 (g) of the Exchange Act:

                                                      Name of Each Exchange
            Title of Each Class                        On Which Registered
            -------------------                        -------------------

               Common Stock,
                $.30 Par Value                               None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.  Yes  x    No
                                        ---      ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB or any amendment to this Form 10-KSB.  Yes  x   No
                                                  ---     ---

Issuer's revenues for its most recent fiscal year:             $ 23,117,490

State the aggregate market value of the voting stock held by non-affiliates of the registrant, $4,946,550 (as of January 31, 2003, bid price $17.50)

   Class                                  Outstanding at December 31, 2002
-----------                               --------------------------------

Common Stock,
 $.30 Par Value                                    519,350 Shares

PARADISE, INC.
==============

2002 FORM 10-KSB ANNUAL REPORT
                                 TABLE OF CONTENTS
                                 -----------------

                                       PART I
                                      --------

Item 1.     Description of Business                                 I-1 - I-4

Item 2.     Description of Property                                 I-4 - I-5

Item 3.     Legal Proceedings                                             I-5

Item 4.     Submission of Matters to a Vote of
             Security Holders                                             I-5


                                      PART II
                                     ---------

Item 5.     Market for Common Equity and
             Related Stockholder Matters                          II-1 - II-2

Item 6.     Management's Discussion and Analysis or
             Plan of Operation                                    II-3 - II-7

Item 7.     Financial Statements                                 II-8 - II-30

Item 8.     Changes In and Disagreements with Accountants
             On Accounting and Financial Disclosure                     II-31


                                      PART III
                                     ----------

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

Item 10.    Executive Compensation                              III-2 - III-4

Item 11.    Security Ownership of Certain Beneficial Owners
             And Management                                     III-4 - III-5

Item 12.    Certain Relationships and Related Transactions              III-6

Item 13.    Exhibits and Reports on Form 8-K                    III-6 - III-7

Item 14.    Controls and Procedures                                     III-7

            SIGNATURES

            CERTIFICATIONS


PART I

Item 1.     Description of Business
            -----------------------

(a) Business Development
    --------------------

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

(b) The Company's operations are conducted through two business segments. These segments, and the primary operations of each, are as follows:

  BUSINESS SEGMENT                           OPERATION
  ------------------                    --------------------

   Candied Fruit                   Production of candied fruit, a basic
                                   fruitcake ingredient, sold to
                                   manufacturing bakers, institutional users, and retailers for use in home baking.
                                   Also, during some years, the processing of frozen strawberry products for sale to commercial and institutional users such as preservers, dairies, drink manufacturers, etc.

   Molded Plastics                 Production of plastic containers for the
                                   Company's products and other molded
                                   plastics for sale to unaffiliated
                                   customers.

    For further segment information, refer to Note 12 in Part II, Item 7 of this Annual Report.

    The Company knows of no other manufacturer in the Western Hemisphere whose sales of glace' (candied) fruit is equal to those of Paradise, Inc. While there are no industry statistics published, from the generally reliable sources available, management believes that Company brands account for a large majority of all candied fruit sold in supermarkets and other grocery outlets in the USA.

    In terms of candied fruit dollar sales, during 2002, approximately 20% were shipped to manufacturing bakers and other institutional users, with the balance being sold through supermarkets and other retail outlets for ultimate use in the home.


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

    The trademarks "Paradise", "Dixie", "Mor-Fruit" and "Sun-Ripe" are registered with the appropriate Federal and State authorities for use on the Company's candied fruit. These registrations are kept current, as required, and have a value in terms of customer recognition. The Company is also licensed to use the trademarks "White Swan", "Queen Anne", "Palm Beach", "Golden Crown", and "Pennant" in the sale of candied fruit.

    The demand for fruit cake materials is highly seasonal, with over 84% of sales in these items occurring during the months of September, October and November. However, in order to meet delivery requirements during this relatively short period, the Company must process candied fruit and peels for approximately ten months during the year. Also, the Company must acquire the fruits used as raw materials during their seasonal growing periods. These factors result in large inventories, which require financing to meet relatively large short-term working capital needs.

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


Item 1. Description of Business (Continued)

    Therefore, Paradise, Inc. limits its activities in this market to years in which basic supply and demand statistics, such as West Coast harvest predictions and frozen strawberry prior year inventory carryovers, lead to a reasonable anticipation of profitability. During 2002, Paradise, Inc. entered into an agreement with a national company to produce various types of frozen strawberry products.

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

    With the continuing acquisitions, mergers and other consolidations in the supermarket industry, there is increasing concentration of candied fruit buying activity. During 2002, the Company derived nearly 15% of its consolidated revenues from affiliated companies Wal-Mart Stores, Inc. and Sam's Club. These customers are not affiliated with Paradise, Inc. in any way, and have exclusive use of a Paradise-owned controlled brand. In addition, plastics sales to Aqua Cal, Inc. accounted for 11% of the Company's consolidated revenues. The loss of any of these customers would have a material adverse effect on operating earnings.


Item 1. Description of Business (Continued)

    While there is no industry-wide data available, management estimates that the Company sold approximately 60-70% of all candied fruits and peels consumed in the U.S. during 2002. The Company knows of two major competitors; however, it estimates that none of these has as large a share of the market as the Company's.

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

    By local ordinance, it is required that all water effluent is metered, tested and discharged into a municipal industrial waste treatment plant. During 2002, costs for this discharge exceeded $300,000, and management estimates that all expenses directly related to compliance with environmental regulations total well over $400,000 annually, which includes costs for permits, third party inspections and depreciation of installations.

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

Item 4. Submission of Matters to a Vote of Security Holders

        None


PART II

Item 5. Market for Common Equity and Related Stockholder Matters

  On August 22, 1997 the Securities and Exchange Commission issued new listing requirements for companies listed on the NASDAQ Small Cap Market. The new requirements became effective on February 23, 1998. As of March 2003, the Company had not met the listing criteria.

 (a) The following table shows the range of closing bid prices for the Company's Common Stock in the over-the-counter market for the calendar quarters indicated. The quotations represent prices in the over-the-counter market between dealers in securities, do not include retail mark-up, mark-down, or commissions and do not necessarily represent actual transactions.

                                              BID PRICES
                                            High       Low
                                           ------     ------
                   2002

                First Quarter               18.50      17.25
                Second Quarter              24.50      17.25
                Third Quarter               22         19.10
                Fourth Quarter              20.50      20.50

                   2001

                First Quarter               16         16
                Second Quarter              16.25      16
                Third Quarter               20         15.50
                Fourth Quarter              20         16


 (b) Approximate Number of Equity Security Holders

  As of December 31, 2002, the approximate number of holders of record of each class of equity securities of the Registrant were:

                                               NUMBER OF
         TITLE OF CLASS                     HOLDERS OF RECORD
        -------------------                 -----------------

        Common Stock, $.30 Par Value               184


Item 5.  Market for Common Equity and Related Stockholder Matters (Continued)

  (c) Dividend History and Policy

      The Company has declared dividends of $.35 (2002) and $.35 (2001) and $.40 (2000). Dividends have been declared and paid annually, only when warranted by profitability and permitted by lending agreements.

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

                               RELATIONSHIP TO            PERIOD TO PERIOD
                                TOTAL REVENUE            INCREASE (DECREASE)
                            YEAR ENDED DECEMBER 31,          YEARS ENDED
                           -----------------------      --------------------
                            2002    2001     2000       2002-2001   2001-2000
                            ----    ----     ----       ---------   ---------
NET SALES:
Candied Fruit and Nuts      79.4%   81.3%    82.3%        -2.9%       -1.5%
Molded Plastics             20.6    18.7     17.7          9.5         5.3
                           -----   -----    -----
                           100.0   100.0    100.0         -0.6        -0.3
Cost of Sales               66.6    68.4     66.6         -3.2         2.5
Selling, General and
 Administrative Expense     20.3    20.1     19.6          0.8         2.2
Depreciation and
  Amortization               3.7     2.9      3.0         25.3        -3.7
Interest Expense             0.7     1.2      1.9        -40.2       -36.8
                           -----   -----    -----
Income from Operations       8.7     7.4      8.9         16.9       -17.8
Other Income                 0.1     0.2      0.4        -37.9       -35.9
                           -----   -----    -----
Income Before Provision
  for Income Taxes           8.8     7.6      9.3         15.3       -18.5
Provision for Income
  Taxes                      3.6     3.0      3.7          0.0         0.0
                           -----   -----    -----
Net Income                   5.2%    4.6%     5.6%        13.9%      -19.4%
                           =====   =====    =====

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


Item 6. Management's Discussion and Analysis or Plan of Operation (Continued)

(3) Results of Operations

                            2002 Compared to 2001
                            ---------------------

As the weakness in the overall economy continued throughout the entire year, Paradise, Inc. refocused its efforts to reduce all costs, wherever possible. The Company was successful in negotiating favorable annual contracts for commodities such as raw fruit products, packaging materials and natural gas. In addition, interest expense on the Company's sizable short-term borrowings was reduced by 40% from the previous year. The effect of these savings despite a slight decrease in overall net sales of 1% from 2001 produced an increase of 13.9% in net income after taxes with earnings of $2.32 per share, versus $2.04 per share during the prior year.

In the fruit segment business, which represents 79.4% of our overall net sales, glace' (candied) fruit net sales decreased by 3% over the preceding year. As mentioned in previous filings sales generated in this segment continue to be pressured by reorganizations, mergers and store closings within the overall supermarket environment. Also, as customers focused on reducing their levels of inventory, order shipping dates were scheduled later in the year. This change resulted in an increase in accounts receivables as of year end as several large customers had extended payment terms.

In an effort to expand the Company's institutional frozen strawberry business, Paradise, Inc. entered into a marketing agreement with a national distributor of strawberry products. Paradise, Inc. had entered the frozen strawberry market when market conditions at time of harvest, project that a reasonable level of profit can be achieved. While sales from frozen strawberry products increased three-fold over the previous year, the revenue generated from this activity was insignificant to the Company's overall fruit sales during 2002. The increase in inventory at year end is directly related to the production of frozen strawberries. This inventory produced at time of harvest, is shipped to customers throughout the year.

The plastics molding segment of the business, which is not subject to the seasonal demands of the fruit business continued to grow during the past year. Net sales to unaffiliated customers increased by 9.5%. Emphasis directed at acquiring customers who require higher technology, value added custom molding products, has resulted in producing revenue growth within this segment. During the past year plastics sales generated 20.6% of total net sales for the Company.

Cost of sales decreased by 3% over the previous year. As mentioned above cost reductions were obtained from achieving negotiated savings in annual contracts for raw fruit purchases, packaging materials and natural gas contracts.

Selling, general and administrative expenses increased by less than 1% over the prior year as increases in marketing expenses, health insurance and retirement cost were offset by decreases in administrative payroll and professional fees incurred during the year.


Item 6. Management's Discussion and Analysis or Plan of Operation (Continued)

(3) Results of Operations (Continued)

                       2002 Compared to 2001 (Continued)
                       ---------------------------------

Depreciation and amortization expenses increased by 25% over the prior year as the Company replaced and upgraded its computerized data processing and inventory system. The new system is being depreciated over a five year period and was placed in service during January, 2002.

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

Costs of sales escalated 2.5%, with increases in factory labor, utilities, and some fruit raw materials, mainly corn syrup and shipping cartons. Plastics resin costs fluctuated throughout the year, but in the end, were a bit lower per unit produced.

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


Item 6. Management's Discussion and Analysis or Plan of Operation (Continued)

(3) Results of Operations (Continued)

                     2001 Compared to 2000 (Continued)
                     ---------------------------------

Selling, general and administrative expenses increased by approximately 2%, led by salaries, group health insurance and freight out. Interest expense was down by nearly 37%, as borrowings were somewhat lower and rates declined sharply throughout the year. Depreciation and amortization expenses, while down slightly, remained relatively stable.

All of the above factors, taken together with a modest reduction in other income, resulted in an almost 19.5% decline in net income and earnings per share.

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

Interest expense was a little more than 5% higher, due to larger average short-term borrowings (to finance increased production), although long-term debt was reduced by nearly $1.1 million during the year.


Item 6. Management's Discussion and Analysis or Plan of Operation (Continued)

(3) Results of Operations (Continued)

                         2000 Compared to 1999 (Continued)
                         ---------------------------------

Depreciation and amortization expenses continue to decline as depletions are larger than additions to schedules.

Comprehensive income increased by 14.3%, with earnings of $2.53 per share, versus $2.15 per share during the prior year. Income taxes were diminished to the extent allowed by the contribution credit carried forward from 1998.


Item 7. Financial Statements






                          INDEPENDENT AUDITORS' REPORT

March 17, 2003


To the Board of Directors
 and Shareholders of
 Paradise, Inc.
Plant City, FL  33566

We have audited the accompanying consolidated balance sheets of Paradise, Inc., and subsidiaries as of December 3l, 2002, 2001 and 2000, and the related consolidated statements of income and comprehensive income, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Paradise, Inc., and subsidiaries as of December 3l, 2002, 2001 and 2000, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Respectfully submitted,

BELLA, HERMIDA, GILLMAN, HANCOCK & MUELLER



Certified Public Accountants
Plant City, Florida


                         PARADISE, INC.
                        AND SUBSIDIARIES
                        ================

                  CONSOLIDATED BALANCE SHEETS
                  ---------------------------

  ASSETS
  ------
                                                  DECEMBER 31,

                                      2002           2001  *         2000  *
                                     ------         ------          ------
CURRENT ASSETS:
Cash and Cash Equivalents        $  1,334,802   $  2,589,047    $  1,688,697
Accounts Receivable, Net of
 Allowance for Doubtful
 Accounts of $ -0-                  3,386,487      1,822,228       2,371,559
Inventories                         6,452,986      5,663,991       5,956,231
Prepaid Expenses and Other
 Current Assets                       542,339        480,667         476,689
Deferred Income Tax Asset             372,832        325,453         376,920
Income Tax Refund Receivable            1,318        127,958          52,455
                                   ----------     ----------      ----------

     Total Current Assets          12,090,764     11,009,344      10,922,551




PROPERTY, PLANT AND EQUIPMENT:
Net of Accumulated Depreciation of
 $14,788,503 (2002), $15,394,933
 (2001) and $14,784,925 (2000)      5,823,779      6,180,961       5,793,359





OTHER ASSETS                          565,415        750,311         674,095
                                   ----------     ----------      ----------





TOTAL ASSETS                     $ 18,479,958   $ 17,940,616    $ 17,390,005
                                   ==========     ==========      ==========


*  As Restated (See Note 17)


The Accompanying Notes are an Integral Part of These Consolidated Financial Statements

  LIABILITIES AND STOCKHOLDERS' EQUITY
  ------------------------------------
                                          DECEMBER 31,

                                      2002           2001  *         2000  *
                                     ------         ------          ------
CURRENT LIABILITIES:
Short-Term Debt                  $     97,483  $     283,052   $     223,936
Accounts Payable                      315,011        740,431         714,282
Accrued Expenses                    1,750,804      1,657,469       1,953,691
Dividends Payable                     186,750        186,750         212,718
Accrued Taxes on Income                79,370                         84,381
Current Portion of Long-Term Debt     168,395        178,044         333,263
                                   ----------     ----------      ----------

Total Current Liabilities           2,597,813      3,045,746       3,522,271

LONG-TERM DEBT,
   NET OF CURRENT PORTION             618,581        725,332         516,062

DEFERRED INCOME TAX LIABILITY         436,929        362,191         372,050
                                   ----------     ----------      ----------

Total Liabilities                   3,653,323      4,133,269       4,410,383
                                   ----------     ----------      ----------
STOCKHOLDERS' EQUITY:
Common Stock, $.30 Par Value,
  2,000,000 Shares Authorized,
  583,094 Shares Issued, 519,350
  Shares Outstanding                  174,928        174,928         174,928
Capital in Excess of Par Value      1,288,793      1,288,793       1,288,793
Retained Earnings                  13,726,624     12,702,978      11,826,523
Unrealized Holding Loss on
  Securities                     (     86,791 ) (     82,433 )  (     33,703 )

Less: Common Stock in Treasury,
  at Cost, 63,744 Shares              276,919        276,919         276,919
                                   ----------     ----------      ----------

Total Stockholders' Equity         14,826,635     13,807,347      12,979,622
                                   ----------     ----------      ----------
TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY          $ 18,479,958   $ 17,940,616    $ 17,390,005
                                   ==========     ==========      ==========


*  As Restated (See Note 17)


                          PARADISE, INC.
                         AND SUBSIDIARIES
                         ================

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
----------------------------------------------------------

                                        FOR THE YEARS ENDED DECEMBER 31,
                                      2002           2001  *         2000  *
                                     -----          ------          ------

 NET SALES                      $ 23,117,490    $ 23,245,954    $ 23,311,355
                                  ----------      ----------      ----------
COSTS AND EXPENSES:
 Cost of Goods Sold
  (Excluding Depreciation)        15,393,584      15,910,500      15,514,911
 Selling, General and
  Administrative Expenses          4,699,966       4,661,273       4,561,279
 Depreciation and Amortization       853,242         680,760         707,224
 Interest Expense                    168,011         280,738         444,129
                                  ----------      ----------      ----------

Total Costs and Expenses          21,114,803      21,533,271      21,227,543
                                  ----------      ----------      ----------

INCOME FROM OPERATIONS             2,002,687       1,712,683       2,083,812

OTHER INCOME - NET                    31,985          51,513          80,356
                                  ----------      ----------      ----------
INCOME BEFORE PROVISION
    FOR INCOME TAXES               2,034,672       1,764,196       2,164,168

PROVISION FOR INCOME TAXES           829,253         705,968         851,097
                                  ----------      ----------      ----------

NET INCOME                         1,205,419       1,058,228       1,313,071

OTHER COMPREHENSIVE INCOME (LOSS):
 Unrealized Loss on Available for
  Sale Securities, Net of Tax    (     4,358 )   (    48,730 )   (    33,703 )
                                  ----------      ----------      ----------

COMPREHENSIVE INCOME            $  1,201,061    $  1,009,498    $  1,279,368

EARNINGS PER SHARE:

         Basic                        $ 2.32          $ 2.04          $ 2.53
                                        ====            ====            ====
         Diluted                      $ 2.32          $ 2.04          $ 2.53
                                        ====            ====            ====

*  As Restated (See Note 17)

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements

                           PARADISE, INC.
                          AND SUBSIDIARIES
                          ================
  CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS? EQUITY
  FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
  ----------------------------------------------------------
                                                                  UNREALIZED
                                    CAPITAL IN                    HOLDING
                          COMMON    EXCESS OF      RETAINED       LOSS ON
                          STOCK     PAR VALUE      EARNINGS       SECURITIES
                          ------    ----------     --------       ----------
Balance, December 31,
 1999 as Previously
 Reported               $ 174,816   $ 1,288,793  $ 10,736,538   $
Prior Period
 Adjustment (Note 17)         112                (     15,346 )
                          -------     ---------    ----------        -------
Adjusted Balance of
 Stockholders? Equity at
 December 31, 1999        174,928     1,288,793    10,721,192
Purchase of 193 Shares
 of Treasury Stock

Cash Dividends Declared,
 $.40 per Share                                  (    207,740 )

Other Comprehensive Loss                                           (  33,703 )

  Net Income (as Restated)                          1,313,071
                          -------     ---------    ----------        -------
Balance, December 31,
 2000 (as Restated)       174,928     1,288,793    11,826,523      (  33,703 )

Cash Dividends Declared,
 $.35 per Share                                  (    181,773 )

Other Comprehensive Loss                                           (  48,730 )

Net Income (as Restated)                            1,058,228
                          -------     ---------    ----------        -------
Balance, December 31,
 2001 (as Restated)       174,928     1,288,793    12,702,978      (  82,433 )

Cash Dividends Declared,
 $.35 per Share                                  (    181,773 )

Other Comprehensive Loss                                           (   4,358 )

Net Income                                          1,205,419
                          -------     ---------    ----------        -------
Balance, December 31,
 2002                   $ 174,928   $ 1,288,793  $ 13,726,624      $( 86,791 )
                          =======     =========    ==========        =======

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements
                                    II-12








    TREASURY
     STOCK              TOTAL
    --------            -----


  $( 274,205 )     $  11,925,942

                    (     15,234 )
     -------          ----------


   ( 274,205 )        11,910,708

   (   2,714 )      (      2,714 )


                    (    207,740 )

                    (     33,703 )

                       1,313,071
     -------          ----------

   ( 276,919 )        12,979,622


                    (    181,773 )

                    (     48,730 )

                       1,058,228
     -------          ----------

   ( 276,919 )        13,807,347


                    (    181,773 )

                    (      4,358 )

                       1,205,419
     -------          ----------

  $( 276,919 )     $  14,826,635
     =======          ==========



                           PARADISE, INC.
                          AND SUBSIDIARIES
                          ================

  CONSOLIDATED STATEMENTS OF CASH FLOWS
  -------------------------------------
                                        FOR THE YEARS ENDED DECEMBER 31,
                                        2002          2001  *       2000  *
                                       ------        ------        ------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income                        $  1,205,419  $  1,058,228  $  1,313,071
 Adjustments to Reconcile Net
  Income to Net Cash Provided by
  (Used in) Operating Activities:
   Increase in Net Deferred Income
    Tax Liability                        80,295        41,608        62,716
   Depreciation and Amortization        853,242       680,760       707,224
   Loss on Sale of Assets                34,139           735         2,943
   Gain on Sale of Investments                                  (     5,917 )
  Decrease (Increase) in:
   Accounts Receivable              ( 1,564,259 )     549,331       309,223
   Inventories                      (   788,995 )     292,240   (   264,442 )
   Prepaid Expenses                 (    61,672 ) (     3,978 ) (   160,615 )
   Refund Receivable                    126,640   (    75,503 )      51,137
   Other Assets                         108,830   (   107,438 ) (    48,821 )
  Increase (Decrease) in:
   Accounts Payable                 (   425,420 )      26,149       248,251
   Accrued Expenses                      93,335   (   296,222 )     259,357
   Accrued Taxes on Income               79,370   (    84,381 ) (    52,149 )
                                      ---------     ---------     ---------
    Net Cash Provided by (Used in)
     Operating Activities           (   259,076 )   2,081,529     2,421,978
                                      ---------     ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of Property, Plant and
  Equipment                         (   444,351 ) (   944,533 ) (   698,036 )
 Proceeds from Sale of Assets                           1,000         6,000
 Purchase of Investments                          (       674 ) (   280,154 )
 Proceeds from Sale of Investments                                  260,352
                                      ---------     ---------     ---------
    Net Cash Used in Investing
     Activities                     (   444,351 ) (   944,207 ) (   711,838 )
                                      ---------     ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net Proceeds (Repayments) of
  Short-Term Debt                   (   185,569 )      59,116        23,476
 Proceeds from Issuance of
  Long-Term Debt                                      180,981
 Principal Payments on Long-Term
  Debt                              (   183,476 ) (   239,862 ) ( 1,060,026 )
 Dividends                          (   181,773 ) (   207,740 ) (   181,840 )
 Increase in Other Assets                         (    29,467 )
 Purchase of Treasury Stock                                     (     2,714 )
                                      ---------     ---------     ---------
    Net Cash Used in Financing
     Activities                     (   550,818 ) (   236,972 ) ( 1,221,104 )
                                      ---------     ---------     ---------
    Net Increase (Decrease) in
     Cash                           ( 1,254,245 )     900,350       489,036

CASH, at Beginning of Year            2,589,047     1,688,697     1,199,661
                                      ---------     ---------     ---------

CASH, at End of Year               $  1,334,802  $  2,589,047  $  1,688,697
                                      =========     =========     =========
*  As Restated (See Note 17)

                              PARADISE, INC.
                             AND SUBSIDIARIES
                             ================

  CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
  -------------------------------------------------

                                        FOR THE YEARS ENDED DECEMBER 31,
                                         2002          2001          2000
                                        ------        ------        ------
SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION:

  Cash Paid During the Year for:

   Interest                          $  168,318    $  280,323    $  435,510
                                        =======       =======       =======

   Income Taxes                      $  530,591    $  875,556    $  871,577
                                        =======       =======       =======

SUPPLEMENTAL SCHEDULE OF NONCASH
 INVESTING AND FINANCING ACTIVITIES:

 Long-Term Debt Assumed or Issued for:

  Equipment Purchases or
   Capital Leases                    $   67,076    $  112,932    $        0
                                        =======       =======         =====
 Unrealized Holding Loss on
  Securities                         $ (  4,358 )  $ ( 48,730 )  $ ( 33,703 )
                                         ======        ======        ======

DISCLOSURE OF ACCOUNTING POLICY:

For purposes of the Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements
                                    II-15


PARADISE, INC.
AND SUBSIDIARIES
================

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 3l, 2002, 2001 AND 2000
--------------------------------

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


NOTE 1:  SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
---------------------------
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, after elimination of all material intercompany transactions and profits.

Accounts Receivable
-------------------
Management considered subsequent collection results and wrote off all year-end balances that were not deemed collectible by the time the financial statements were issued. Management considers the remaining accounts receivable to be fully collectible; accordingly, no allowance for doubtful accounts has been established. If accounts become uncollectible, they will be charged to operations when that determination is made.


NOTE 2:  INVENTORIES

                                2002             2001            2000
                               ------           ------          ------

Supplies                    $   192,452      $   148,157      $    87,042
Raw Materials                   885,897        1,312,164        1,221,380
Work in Progress                434,450          371,624          143,399
Finished Goods                4,940,187        3,832,046        4,504,410
                              ---------        ---------        ---------

TOTAL                       $ 6,452,986      $ 5,663,991      $ 5,956,231
                              =========        =========        =========

Inventories are valued at the lower of cost (first-in, first-out) or market. Cost includes material, labor and factory overhead.

Substantially all inventories are pledged as collateral for certain short-term obligations.


NOTE 3:  PROPERTY, PLANT AND EQUIPMENT

                                     2002            2001           2000
                                    ------          ------         ------

Land and Improvements            $   856,040     $   856,040     $   856,040
Buildings and Improvements         5,887,432       5,865,036       5,828,611
Machinery and Equipment           13,868,810      14,556,497      13,893,633
                                  ----------      ----------      ----------

Total                             20,612,282      21,277,573      20,578,284
Less:  Accumulated Depreciation   14,788,503      15,394,933      14,784,925
                                  ----------      ----------      ----------

                                   5,823,779       5,882,640       5,793,359
Construction in Progress                             298,321
                                   ---------       ---------       ---------
NET                              $ 5,823,779     $ 6,180,961     $ 5,793,359
                                   =========       =========       =========


PARADISE, INC.
AND SUBSIDIARIES
================

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 3l, 2002, 2001 AND 2000
--------------------------------


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

Depreciation expense for the years ended December 31, 2002, 2001 and 2000 was $834,470, $668,127 and $687,815, respectively.


NOTE 4:  INVESTMENT IN MARKETABLE SECURITIES

The Company records unrealized gains and losses on marketable securities available for sale in the stockholders? equity section of its balance sheet as "unrealized holding gain (loss) on securities".

Available-for-sale securities, which are included in other assets in the balance sheet, consist of the following:

                                        2002         2001         2000
                                       ------       ------       ------

Money Market and Mutual Funds,
 at cost                            $  281,601   $  282,173   $  281,499
Gross Unrealized Losses,
 Before Tax                         (  139,155 )  (  82,433 )  (  33,703 )
                                       -------      -------      -------
Total Marketable Securities,
 at Fair Value                      $  142,446   $  199,740   $  247,796
                                       =======      =======      =======


PARADISE, INC.
AND SUBSIDIARIES
================

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 3l, 2002, 2001 AND 2000
--------------------------------


NOTE 4:  INVESTMENT IN MARKETABLE SECURITIES (CONTINUED)

Proceeds and gross realized gains and losses from the sale of available-for-sale securities and the change in unrealized holding loss were as follows:

                                        2002         2001         2000
                                       ------       ------       ------

Proceeds                            $       0    $       0    $  260,352
                                       ======       ======       =======
Gross Realized Gains                $       0    $       0    $    6,627
                                       ======       ======       =======
Gross Realized Losses               $       0    $       0    $(     710 )
                                       ======       ======       =======
Change in Unrealized Loss,
 Before Tax                         $( 56,722 )  $( 48,730 )  $(  33,703 )
                                       ======       ======        ======

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


NOTE 5:  SHORT-TERM DEBT
                                           2002         2001         2000
                                          ------       ------       ------

Trade acceptances, letters of credit
and other short-term debt.               $ 97,483    $ 283,052    $ 223,936
                                          -------      -------      -------

TOTAL                                    $ 97,483    $ 283,052    $ 223,936
                                          =======      =======      =======


PARADISE, INC.
AND SUBSIDIARIES
================

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 3l, 2002, 2001 AND 2000
--------------------------------


NOTE 5:  SHORT-TERM DEBT (CONTINUED)

The average monthly borrowings and weighted average interest rates were determined by month-end balances. Non-interest bearing letters of credit were included in the aggregate figures.

                                                            WEIGHTED AVERAGE
           2002                       AMOUNT                  INTEREST RATE
          ------                     --------               ----------------
Average bank short-term
 borrowings (monthly)              $ 2,227,083                    4.24%

Average aggregate short-term
 borrowings (monthly)              $ 4,054,456                    2.92%

Maximum aggregate short-term
 borrowings (at any month-end)     $ 8,524,779

                                                            WEIGHTED AVERAGE
           2001                       AMOUNT                  INTEREST RATE
          ------                     --------               ----------------
Average bank short-term
 borrowings (monthly)              $ 2,348,005                    5.69%

Average aggregate short-term
 borrowings (monthly)              $ 4,457,113                    4.46%

Maximum aggregate short-term
 borrowings (at any month-end)     $ 9,195,117

                                                            WEIGHTED AVERAGE
           2000                       AMOUNT                  INTEREST RATE
          ------                     --------               ----------------
Average bank short-term
 borrowings (monthly)             $  2,554,818                   10.07%

Average aggregate short-term
borrowings (monthly)              $  4,713,541                    7.11%

Maximum aggregate short-term
borrowings (at any month-end)     $ 10,019,180


PARADISE, INC.
AND SUBSIDIARIES
================

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 3l, 2002, 2001 AND 2000
--------------------------------


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

The amount available to be drawn down based on the available collateral at December 31, 2002 was $5,378,165, at December 31, 2001 was $3,875,234 and at
December 31, 2000 was $4,294,568.


NOTE 6:  LONG-TERM DEBT

                                           2002         2001         2000
                                          ------       ------       ------
Prime plus 1% note(s), collateralized
 by accounts receivable, inventories
 and equipment.  Monthly payments of
 $6,875 plus interest.                  $ 501,875    $ 584,375    $ 666,875

0% note, collateralized by an
 automobile. Monthly payments of
 $356.                                     16,366       20,636

Obligations under capital leases.
 Monthly payments totaling $18,965
 including interest at rates ranging
 from 5.54% to 8.25%, collateralized
 by equipment.                            268,735      298,365      182,450
                                          -------      -------      -------

Total Debt                                786,976      903,376      849,325
Less, Current Portion                     168,395      178,044      333,263

LONG-TERM DEBT                          $ 618,581    $ 725,332    $ 516,062
                                          =======      =======      =======


The aggregate principal amounts maturing in each of the subsequent years are:

                         2003            $ 168,395
                         2004              156,929
                         2005              162,346
                         2006              120,803
                         2007               89,128
                      Subsequent            89,375
                                           -------

                         Total           $ 786,976
                                           =======


PARADISE, INC.
AND SUBSIDIARIES
================

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002, 2001 AND 2000
--------------------------------


NOTE 7:  LEASES

The Company has certain equipment leases which are classified as capital leases. At December 3l, 2002, 2001 and 2000, the amount capitalized was $655,529, $1,198,460 and $1,009,636, respectively, and the accumulated amortization was $264,829 (2002), $607,426 (2001) and $558,742 (2000). The
amount recognized as an obligation was $268,735, $298,365 and $182,450, respectively, which has been included in long-term debt shown in Note 6. Amortization expense is included in depreciation.

The Company leases certain automobiles and office equipment under operating leases ranging in length from thirty-six to sixty months. Lease payments charged to operations amounted to $73,280 (2002), $69,080 (2001) and $63,063
(2000).

At December 31, 2002, future minimum payments required under leases with terms greater than one year, and the present value of minimum capital lease payments, were as follows:

                                                            OPERATING
      YEARS ENDING DECEMBER 31,         CAPITAL LEASES        LEASES
     ---------------------------        --------------      ---------
                2003                       $  98,530        $  56,036
                2004                          81,406           36,626
                2005                          81,406           27,673
                2006                          35,905            5,197
                2007                           6,728
                                             -------          -------
     Total Minimum Lease Payments            303,975        $ 125,532
     Less, Amount Representing Interest       35,240          =======
                                             -------
     PRESENT VALUE OF FUTURE MINIMUM
       CAPITAL LEASE PAYMENTS              $ 268,735
                                             =======


NOTE 8:  ACCRUED EXPENSES

                                         2002          2001          2000
                                        ------        ------        ------

Accrued Payroll and Bonuses         $   419,471   $   397,529   $   452,754
Accrued Brokerage Payable               330,120       345,183       373,850
Accrued Pension Cost (Note 9)           113,870       121,978       148,451
Provision for Unrealized Profit
   on Retail Returns                    273,000       299,000       327,000
Other Accrued Expenses                  124,704       112,639       137,389
Accrued Credit Due to Customers         347,568       241,877       363,934
Accrued Insurance Payable               142,071       139,263       150,313
                                      ---------     ---------     ---------
TOTAL                               $ 1,750,804   $ 1,657,469   $ 1,953,691
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


PARADISE, INC.
AND SUBSIDIARIES
================

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002, 2001 AND 2000
--------------------------------


NOTE 9:  RETIREMENT PLAN

The Company and its subsidiaries have a defined benefit pension plan covering all employees who become eligible for participation in the plan on the semiannual date following one year of service (1,000 hours worked) and the attainment of age 21. The total pension cost for 2002, 2001 and 2000 was $98,449, $72,713 and $69,381, respectively, which includes amortization of past service cost over 10 years. The Company makes annual contributions to fund the plan equal to the amounts deductible for Federal Income Tax purposes. The benefit formula being used is known as the frozen initial liability cost method. The plan's assets consist of fixed income assets, whole life insurance contracts and mutual funds.

The following table sets forth the changes in benefit obligations, changes in plan assets and the reconciliation of funded status for 2002, 2001 and 2000:

                                       2002           2001           2000
                                      ------         ------         ------
Change in Benefit Obligation:
Benefit Obligation at Beginning
 of Year                          $ 2,262,986    $ 2,128,773    $ 2,177,688
Service Cost                          135,713        113,132        115,889
Interest Cost                         146,510        139,363        135,471
Actuarial (Gain) Loss                 285,415        166,743    (   133,965 )
Benefits Paid                     (    81,536 )  (    13,208 )  (   166,310 )
Settlement Amount                                (   314,515 )
EGTRRA Changes                                        42,698
                                    ---------      ---------      ---------
Benefit Obligation at End of Year   2,749,088      2,262,986      2,128,773
                                    ---------      ---------      ---------
Change in Plan Assets:
Fair Value of Plan Assets at
 Beginning of Year                  2,288,285      2,036,842      2,047,241
Actual Return on Plan Assets           15,499        479,980         59,845
Employer Contributions                106,557         99,186         96,066
Benefits Paid                     (    81,536 )  (    13,208 )  (   166,310 )
Settlement Amount                                (   314,515 )
                                    ---------      ---------      ---------
Fair Value of Plan Assets at
 End of Year                        2,328,805      2,288,285      2,036,842
                                    ---------      ---------      ---------


PARADISE, INC.
AND SUBSIDIARIES
================

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002, 2001 AND 2000
--------------------------------


NOTE 9:  RETIREMENT PLAN (CONTINUED)

                                       2002           2001           2000
                                      ------         ------         ------
Reconciliation of Funded Status:
Funded Status (Underfunded)
 Overfunded                       (   420,283 )       25,299     (   91,931 )
Unrecognized Net Actuarial Loss       447,147         25,613        180,907
Unrecognized Transition Obligation                       902         15,851
Unrecognized Prior Service Cost   (   140,734 )  (   173,792 )  (   253,278 )
                                    ---------      ---------      ---------

Accrued Benefit Cost             $(   113,870 ) $(   121,978 ) $(   148,451 )
                                    =========      =========      =========

The Net Periodic Benefit Cost for 2002, 2001 and 2000 included the following components:

                                       2002           2001           2000
                                      ------         ------         ------

Service Cost                       $  135,713     $  113,132     $  115,889
Interest Cost                         146,510        139,363        135,471
Expected Return on Plan Assets     (  151,618 )   (  161,572 )   (  160,140 )
Amortization of Transition
 Obligation                               902         14,949         14,949
Amortization of Prior Service
 Cost                              (   33,058 )   (   36,788 )   (   36,788 )
Loss on Settlement                                     3,629
                                      -------        -------        -------

Net Periodic Benefit Cost          $   98,449     $   72,713     $   69,381
                                      =======        =======        =======

Weighted-Average Assumptions Used:

                                       2002           2001           2000
                                      ------         ------         ------

Discount Rate                          6.00%          6.50%          6.75%
Expected Long-Term Rate of Return      6.00%          6.50%          8.00%
Rate of Compensation Increase          4.01%          4.05%          4.05%

In amortizing prior service costs, a straight-line amortization of the cost over the average remaining service period of employees expected to receive benefits under the plan is used. A settlement took place during 2001 as a result of lump-sum cash payments. The resulting recognized loss was $3,629 for 2001.


PARADISE, INC.
AND SUBSIDIARIES
================

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002, 2001 AND 2000
--------------------------------


NOTE 10:  PROVISION FOR FEDERAL AND STATE INCOME TAXES

The provisions for income taxes are comprised of the following amounts:

                                       2002           2001           2000
                                      ------         ------         ------
CURRENT:
Federal                             $ 640,053      $ 567,237      $ 672,629
State                                 109,477         97,123        115,752
                                      -------        -------        -------
                                      749,530        664,360        788,381
                                      -------        -------        -------
DEFERRED:
Federal                                68,071         35,527         53,549
State                                  11,652          6,081          9,167
                                      -------        -------        -------
                                       79,723         41,608         62,716
                                      -------        -------        -------
TOTAL PROVISION FOR
INCOME TAXES                        $ 829,253      $ 705,968      $ 851,097
                                      =======        =======        =======

A reconciliation of the differences between the effective income tax rate and the statutory Federal income tax rate follows:

                                       2002           2001           2000
                                      ------         ------         ------
Income Taxes Computed at
 Statutory Rate                     $ 691,788      $ 599,827      $ 735,817
State Income Tax, Net of Federal
 Income Tax Benefit                    79,945         68,115         82,446
Other, Net                             57,520         38,026         32,834
                                      -------        -------        -------

PROVISION FOR INCOME TAXES          $ 829,253      $ 705,968      $ 851,097
                                      =======        =======        =======

EFFECTIVE TAX RATE                      40.8%          40.0%          39.3%
                                        ====           ====           ====


NOTE 11:  EARNINGS PER COMMON SHARE

Basic and diluted earnings per common share are based on the weighted average number of shares outstanding and assumed to be outstanding during the year (519,350 shares in 2002 and 2001, and 519,486 shares in 2000 for basic) and (519,350 shares in 2002 and 2001, and 519,486 shares in 2000 for diluted).

The number of outstanding shares previously reported has been increased by 373 shares to reflect the actual shares on record with the transfer agent. A prior period adjustment was made to increase common stock reported at par value by $112 and decrease retained earnings by $112.


PARADISE, INC.
AND SUBSIDIARIES
================

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002, 2001 AND 2000
--------------------------------


NOTE 12:  BUSINESS SEGMENT DATA

The Company's operations are conducted through two business segments. These segments, and the primary operations of each, are as follows:

BUSINESS SEGMENT                                   OPERATION
----------------                                   ---------

  Candied Fruit              Production of candied fruit, a basic fruitcake
                             ingredient, sold to manufacturing bakers, institutional users, and retailers for use in home baking. Also for 2002, the processing of frozen strawberry products, for sale to commercial and institutional users such as preservers, dairies, drink manufacturers, etc.

  Molded Plastics            Production of plastics containers and other
                             molded plastics for sale to various food processors and others.

                                  YEAR              YEAR             YEAR
                                  ENDED             ENDED            ENDED
NET SALES IN EACH SEGMENT         2002              2001             2000
                                 ------            ------           ------
Candied Fruit:
Sales to Unaffiliated
 Customers                   $ 18,361,068      $ 18,901,979     $ 19,185,446

Molded Plastics:
Sales to Unaffiliated
 Customers                      4,756,422         4,343,975        4,125,909
                               ----------        ----------       ----------

NET SALES                    $ 23,117,490      $ 23,245,954     $ 23,311,355
                               ==========        ==========       ==========


PARADISE, INC.
AND SUBSIDIARIES
================

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002, 2001 AND 2000
--------------------------------


NOTE 12:  BUSINESS SEGMENT DATA (CONTINUED)

                                  YEAR              YEAR             YEAR
                                  ENDED             ENDED            ENDED
                                  2002              2001             2000
                                 ------            ------           ------
THE OPERATING PROFIT OF
EACH SEGMENT IS LISTED BELOW

Candied Fruit                 $ 5,711,391       $ 5,545,254      $ 6,179,134

Molded Plastics                 1,324,099         1,181,379          985,490
                                ---------         ---------        ---------

OPERATING PROFIT OF SEGMENTS    7,035,490         6,726,633        7,164,624

General Corporate Expenses,
 Net                          ( 4,864,792 )     ( 4,733,212 )    ( 4,636,683 )
Interest Expense              (   168,011 )     (   280,738 )    (   444,129 )
Other Income                       31,985            51,513           80,356
                                ---------         ---------        ---------
INCOME BEFORE PROVISION FOR
INCOME TAXES                  $ 2,034,672       $ 1,764,196      $ 2,164,168
                                =========         =========        =========

Operating profit is composed of net sales, less direct costs and overhead costs associated with each segment. Due to the high degree of integration between the segments of the Company, it is not practical to allocate general corporate expenses, interest, and other income between the various segments.

                                  YEAR              YEAR             YEAR
                                  ENDED             ENDED            ENDED
                                  2002              2001             2000
                                 ------            ------           ------
IDENTIFIABLE ASSETS OF EACH
SEGMENT ARE LISTED BELOW

Candied Fruit                $ 11,237,064      $  9,368,805     $ 10,269,448

Molded Plastics                 3,064,107         2,998,411        2,792,414
                               ----------        ----------       ----------

Identifiable Assets            14,301,171        12,367,216       13,061,862

General Corporate Assets        4,178,787         5,573,400        4,328,143
                               ----------        ----------       ----------

TOTAL ASSETS                 $ 18,479,958      $ 17,940,616     $ 17,390,005
                               ==========        ==========       ==========


PARADISE, INC.
AND SUBSIDIARIES
================

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002, 2001 AND 2000
--------------------------------


NOTE 12:  BUSINESS SEGMENT DATA (CONTINUED)

Identifiable assets by segment are those assets that are principally used in the operations of each segment. General corporate assets are principally cash, land and buildings, and investments.

                                   YEAR              YEAR             YEAR
                                   ENDED             ENDED            ENDED
                                   2002              2001             2000
                                  ------            ------           ------
DEPRECIATION AND
 AMORTIZATION EXPENSE OF
 EACH SEGMENT ARE LISTED BELOW

Candied Fruit                   $ 449,796         $ 403,456        $ 410,798

Molded Plastics                   238,620           205,365          221,022
                                  -------           -------          -------
Segment Depreciation and
Amortization Expense              688,416           608,821          631,820

General Corporate Depreciation
and Amortization Expense          164,826            71,939           75,404
                                  -------           -------          -------
TOTAL DEPRECIATION AND
AMORTIZATION EXPENSE            $ 853,242         $ 680,760        $ 707,224
                                  =======           =======          =======

                                  YEAR              YEAR             YEAR
                                  ENDED             ENDED            ENDED
                                  2002              2001             2000
                                 ------            ------           ------
CAPITAL EXPENDITURES OF
EACH SEGMENT ARE LISTED BELOW

Candied Fruit                  $  264,855        $  192,781       $  319,055

Molded Plastics                   119,484           438,371          282,355
                                ---------         ---------        ---------

Segment Capital Expenditures      384,339           631,152          601,410

General Corporate Capital
 Expenditures                     136,316           426,313           96,626
                                ---------         ---------        ---------

TOTAL CAPITAL EXPENDITURES     $  520,655       $ 1,057,465       $  698,036
                                =========         =========        =========

The Company conducts operations only within the United States. Foreign sales are insignificant; primarily all sales are to domestic companies.


PARADISE, INC.
AND SUBSIDIARIES
================

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002, 2001 AND 2000
--------------------------------


NOTE 13:  MAJOR CUSTOMERS

With the continuing acquisitions, mergers and other consolidations in the supermarket industry, there is increasing concentration of candied fruit buying activity. During 2002, the Company derived nearly 15% of its consolidated revenues from affiliated companies Wal-Mart Stores, Inc. and Sam's Club. These customers are not affiliated with Paradise, Inc. in any way, and have exclusive use of a Paradise-owned controlled brand. In addition, plastics sales to Aqua Cal, Inc. accounted for 11% of the Company's consolidated revenues. The loss of any of these customers would have a material adverse effect on operating earnings.


NOTE 14:  CONCENTRATION OF CREDIT RISK

Financial instruments which potentially subject the Company to concentration of credit risk consist principally of cash equivalents and unsecured trade receivables. The Company's cash equivalents are maintained with several financial institutions located in Florida. Accounts at each institution are secured by the Federal Deposit Insurance Corporation up to $100,000. Uninsured balances aggregate to $960,973 at December 31, 2002. The Company grants credit to customers, substantially all of whom are located in the United States. The Company's ability to collect these receivables is dependent upon economic conditions in the United States and the financial condition of its customers.


NOTE 15:  DEFERRED INCOME TAXES

The Company recognizes deferred tax assets and liabilities for future tax consequences of events that have been previously recognized in the Company's financial statements or tax returns. The measurement of deferred tax assets and liabilities is based on provisions of the enacted tax law; the effects of future changes in tax laws or rates are not anticipated.

Significant components of the Company's deferred tax assets and liabilities at December 31, 2002, 2001 and 2000 were:

                                         2002           2001           2000
                                        ------         ------         ------

Deferred Tax Assets resulting from:
 Inventory Valuation                  $ 217,738      $ 196,581      $ 137,480
 Book Provision for Loss of Profits     102,730        112,514        123,050
 Book Accrued Sales Tax Liability                                      45,356
 Contribution Carryforward                              16,358         71,034
 Unrealized Loss on Investments          52,364
                                        -------        -------        -------
Total Deferred Tax Assets               372,832        325,453        376,920
                                        -------        -------        -------


PARADISE, INC.
AND SUBSIDIARIES
================

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002, 2001 AND 2000
--------------------------------


NOTE 15:  DEFERRED INCOME TAXES (CONTINUED)

                                          2002          2001          2000
                                         ------        ------        ------

Deferred Tax Liabilities resulting from:
  Tax over Book Depreciation             436,929       362,191       372,050
                                         -------       -------       -------
Total Deferred Tax Liabilities           436,929       362,191       372,050
                                         -------       -------       -------

Net Deferred Tax (Asset) Liability     $  64,097     $  36,738    $(   4,870 )
                                         =======       =======       =======
The Net Deferred Tax (Asset)
 Liability is reflected in the
 Balance Sheet under these captions:
  Deferred Income Tax Asset          $ ( 372,832 ) $ ( 325,453 ) $ ( 376,920 )
  Deferred Income Tax Liability          436,929       362,191       372,050
                                         -------       -------       -------

                                       $  64,097     $  36,738   $ (   4,870 )
                                         =======       =======       =======


NOTE 16:  FAIR VALUE OF FINANCIAL INSTRUMENTS

All financial instruments are carried at amounts that approximate estimated fair value. These financial instruments are cash, accounts receivable, accounts payable, accrued expenses, short-term debt and long-term debt obligations.


NOTE 17:  PRIOR PERIOD ADJUSTMENT

The Company recorded a prior period adjustment to restate inventory. The restatement corrects an error in the cost of an inventory item. The adjustment was recorded net of the income tax effect. This adjustment decreased retained earnings as previously reported at December 31, 2001, 2000 and 1999 by $64,912, $23,990 and $15,234, respectively. Net income as previously reported for the years ended December 31, 2001 and 2000 decreased $40,922 and $8,756, respectively. Earnings Per Share for 2001 and 2000 decreased $0.08 and $0.02, respectively.

For the year ended December 31, 2001, the adjustment increased cost of goods sold by $65,612, decreased the provision for income taxes by $24,690, decreased inventory by $104,075 and increased deferred income tax asset by $39,163.

For the year ended December 31, 2000, the adjustment increased cost of goods sold by $14,040, decreased the provision for income taxes by $5,284, decreased inventory by $38,464 and increased deferred income tax asset by $14,474.


PARADISE, INC.
AND SUBSIDIARIES
================

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002, 2001 AND 2000
--------------------------------


NOTE 18:  QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected quarterly financial data is summarized as follows:


                                        QUARTER ENDED
       2002             March 31       June 30     September 30   December 31
       ----             --------       -------     ------------   -----------

NET SALES             $ 1,568,363   $ 2,141,184    $ 10,254,288   $ 9,153,655
GROSS PROFI T             257,139     1,064,686       3,999,159     2,402,922
NET INCOME (LOSS)     (   744,827 ) (    11,930 )     1,872,568        89,608
EARNINGS (LOSS)
 PER COMMON  SHARE        $( 1.43 )     $( 0.02 )        $ 3.61        $ 0.17



                                        QUARTER ENDED
       2001             March 31       June 30     September 30   December 31
       ----             --------       -------     ------------   -----------

NET SALES             $ 1,510,783   $ 2,144,950     $ 8,683,290  $ 10,936,931
GROSS PROFIT              342,277       781,477       3,344,516     2,867,184
NET INCOME (LOSS)     (   677,826 ) (    52,397 )     1,428,513       359,938
EARNINGS (LOSS)
 PER COMMON SHARE         $( 1.31 )     $( 0.10 )        $ 2.75        $ 0.69



                                        QUARTER ENDED
       2000             March 31       June 30     September 30   December 31
       ----             --------       -------     ------------   -----------

NET SALES             $ 1,384,984   $ 1,721,991    $ 10,115,365  $ 10,089,015
GROSS PROFIT (LOSS)   (    59,047 )     769,996       3,871,165     3,214,330
NET INCOME (LOSS)     (   879,806 ) (   222,621 )     1,755,401       660,097
EARNINGS (LOSS)
 PER COMMON SHARE         $( 1.69 )     $( 0.43 )        $ 3.38        $ 1.27


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                   None



PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16 (a) of the Exchange Act

(a)                 Directors of the Registrant
                    ---------------------------

Melvin S. Gordon -           CEO and Chairman of the Registrant, 69 years old.
                             Term of office will expire at next stockholders' meeting. Officer with Registrant past 38 years.

Eugene L. Weiner -           Vice-President of the Registrant, 71 years old.
                             Term of office will expire at next stockholders' meeting. Officer with Registrant past 37 years.
                             (See note on page III-2)

Randy S. Gordon -            President of the Registrant, 47 years old. Term
                             of office will expire at next stockholders' meeting. Employee or officer of Registrant past
                             24 years.

Tracy W. Schulis -           Senior Vice-President and Secretary of the
                             Registrant, 46 years old. Term of office will expire at next stockholders' meeting. Employee or officer of Registrant past 23 years.

Mark H. Gordon -             Executive Vice-President of the Registrant, 40
                             years old. Term of office will expire at next stockholders' meeting. Employee or Officer of Registrant past 17 years.

(a)                 Executive Officers of the Registrant
                    ------------------------------------

Melvin S. Gordon -           CEO and Chairman, 69 years old.  Term of office
                             will expire at next annual directors' meeting.
                             Officer with Registrant past 38 years.

Eugene L. Weiner -           Vice-President, 71 years old.  Term of office
                             will expire at next annual directors' meeting.
                             Officer with Registrant past 37 years.

Randy S. Gordon -            President, 47 years old.  Term of office will
                             expire at next annual directors' meeting.
                             Employee or officer of Registrant past 24 years.

Tracy W. Schulis -           Senior Vice-President and Secretary, 46 years
                             old.  Term of office will expire at next annual
                             directors' meeting.   Employee or officer of
                             Registrant past 23 years.

Mark H. Gordon -             Executive Vice-President, 40 years old.  Term of
                             office will expire at next annual directors' meeting. Employee or Officer of Registrant past
                             17 years.

Jack M. Laskowitz -          CFO and Treasurer, 46 years old.  Term of office
                             will expire at annual directors' meeting.
                             Employee or officer with Registrant past 2 years.


                                    III-1


Item 9.  Directors and Executive Officers of the Registrant (Continued)

(a) - Continued

Mr. Weiner relinquished his duties as COO, CFO, Treasurer and Secretary of the corporation as of June 30, 2002. Mr. Weiner remains a Director and Vice President, concentrating on corporate development.

(b)  Not Applicable

(c)  Family Relationships
     --------------------

     Melvin S. Gordon is first cousin by marriage to Eugene L. Weiner.

     Melvin S. Gordon is the father of Randy S. Gordon and Mark H. Gordon and the father-in-law of Tracy W. Schulis.

(d)  Not Applicable


Item 10.  Executive Compensation

(a) and (b)  The following summary compensation table sets forth all remuneration paid or accrued by the Company and its subsidiaries for the years ended December 31, 2002, 2001 and 2000 to its Chief Executive Officer and the four other highest paid executive officers whose total remuneration exceeded $100,000.


                                    III-2


Item 10.Executive Compensation (Continued)

                             COMPENSATION
                             ------------
    NAME AND
    PRINCIPAL                                               BENEFITS UPON
    POSITION             YEAR    SALARY (1)    BONUS       RETIREMENT (2) (3)
--------------------     ----    ----------   -------     -------------------
Melvin S. Gordon,
 Chief Exec. Officer     2002    $ 356,167   $ 79,000            (4)
                         2001      349,642     71,000
                         2000      348,213     79,000

Eugene L. Weiner,
 Vice-President          2002      210,102     59,500            (5)
                         2001      312,625     63,000
                         2000      311,226     70,000

Randy S. Gordon,
 President               2002      208,978     49,257         $ 72,108
                         2001      180,807     44,331           71,327
                         2000      180,652     49,257           64,841

Tracy W. Schulis,
 Senior Vice-President
  and Secretary          2002      208,729     49,257           72,108
                         2001      180,496     44,331           71,327
                         2000      180,908     49,257           64,841

Mark H. Gordon,
 Executive Vice-
  President              2002      208,251     49,257           72,108
                         2001      180,291     44,331           71,327
                         2000      180,136     49,257           64,841



       NOTES TO THE ABOVE TABLE
       ------------------------

1. Includes personal use of Company automobiles and PS-58 costs.

2. These amounts are computed actuarially according to the Retirement Plan of the Company assuming certain facts as follows: a) that the participant remains in the service of the Company until his normal retirement date at age 65; b) that the participant's earnings increase 4.50% annually during the remainder of his service until retirement age subject to the maximum annual compensation limits established by law; and c) that the plan be continued without substantial modification.


                                    III-3


Item 10.  Executive Compensation (Continued)

3. As of the latest available actuarial valuation date.

4. Received a "lump-sum" distribution in 1999.

5. Received a "lump-sum" distribution in 1996.



(c) and (d)  Options, Warrants, or Rights
             ----------------------------

             Not applicable

(e)  Long-Term Incentive Plan Awards Table
     -------------------------------------

             Not Applicable


Item 11.  Security Ownership of Certain Beneficial Owners and Management

(a) The following table sets forth as of December 31, 2002, information concerning the beneficial ownership of the common stock of the Company by the persons who own, are known by the company to own, or who the Company has been advised have filed with the S.E.C. declarations of beneficial ownership, of more than 5% of the outstanding common stock.


                                    III-4


Item 11. Security Ownership of Certain Beneficial Owners and Management (Continued)

                                            AMOUNT & NATURE
NAME AND ADDRESS OF       TITLE OF           OF BENEFICIAL      PERCENT
 BENEFICIAL OWNER          CLASS             OWNERSHIP (1)      OF CLASS
-------------------       --------          ---------------     --------

Melvin S. Gordon          Common
2611 Bayshore Blvd.
Tampa, Florida                                 202,652 (1)        39.0%
                                               -------            ----

TOTAL                                          202,652            39.0%
                                               =======            ====


(1) Includes 141,760 shares owned by the Helen A. Weaner Family Partnership, Ltd., control of which Mr. Gordon shares with his wife as Trustees.


(b) Beneficial ownership of common stock held by all directors and officers of the Company as a group:

                                         AMOUNT AND NATURE
                          TITLE OF         OF BENEFICIAL           PERCENT
                           CLASS           OWNERSHIP (1)           OF CLASS
                          --------       -----------------         --------
Directors and
Officers
As a Group                 Common             236,690                45.6
                                              =======                ====

Melvin S. Gordon           Common             202,652 (2)            39.0

Eugene L. Weiner           Common              19,300                 3.7

Randy S. Gordon            Common               6,104                 1.2

Tracy W. Schulis           Common               4,571                  .9

Mark H. Gordon             Common               4,063                  .8


(1) The nature of the beneficial ownership for all shares is sole voting and investment power.

(2) Includes 141,760 shares owned by the Helen A. Weaner Family Partnership, Ltd., control of which Mr. Gordon shares with his wife as Trustees.


(c) The Company knows of no contractual arrangements which may at a subsequent date result in a change in control of the Company.


                                    III-5


Item 12.  Certain Relationships and Related Transactions
          ----------------------------------------------

          None

Item 13.  Exhibits and Reports on Form 8-K
          --------------------------------
                                                             PAGE
                                                         ------------

(a)    Exhibit ( 3) - Articles of Incorporation          Incorporated
        and By-Laws                                      By Reference

       Exhibit (11) - Statement Re: Computation
        of Per Share Earnings                               II - 24

       Exhibit (21) - Subsidiaries of the Small
        Business Issuer                                    III -  7


(b)    Reports on Form 8-K
       -------------------

       No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 2002.


                                    III-6


Item 13.  Exhibit 21 - Subsidiaries of the Small Business Issuer
          ------------------------------------------------------

                                                    STATE OF
                                                 INCORPORATION
                                                 -------------

               Fruit Traders, Inc.                  Florida

               White Swan Products, Inc.            Florida

               Sun-Ripe Fruit Products, Inc.        Florida

               F.T. Properties, Inc.                Florida

               Paradise Growers, Inc.               Florida

               Pennant Fruit Products, Inc.         Florida

               Mor-Fruit Products, Inc.             Florida


Item 14.  Controls and Procedures
          -----------------------

The principal executive officer and principal financial officer of the Company have, within 90 days before the filing date of this annual report, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules (13a-14(c)and (15d-14(c)) and have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were adequate.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls since the date of evaluation.


                                    III-7


                              SIGNATURES
                              ----------

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



March 28, 2003                                       PARADISE, INC.
--------------
Date
                                                     /s/ Melvin S. Gordon
                                                     --------------------
                                                     Melvin S. Gordon
                                                     CEO and Chairman


In accordance with the Exchange Act this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.



/s/ Melvin S. Gordon          CEO, Chairman               March 28, 2003
----------------------         and Director               --------------
 Melvin S. Gordon                                         Date


/s/ Eugene L. Weiner          Vice-President              March 28, 2003
----------------------         and Director               --------------
 Eugene L. Weiner                                         Date


/s/ Randy S. Gordon           President and Director      March 28, 2003
----------------------                                    --------------
 Randy S. Gordon                                          Date


/s/ Tracy W. Schulis          Senior Vice-President,      March 28, 2003
----------------------         Secretary and Director     --------------
 Tracy W. Schulis                                         Date


/s/ Mark H. Gordon            Executive Vice-President    March 28, 2003
----------------------         and Director               --------------
 Mark H. Gordon                                           Date


/s/ Jack M. Laskowitz         CFO and Treasurer           March 28, 2003
----------------------                                    --------------
 Jack M. Laskowitz                                        Date









                            CERTIFICATIONS
                            --------------

I, Melvin S. Gordon, certify that:

1.  I have reviewed this annual report on Form 10-KSB of Paradise, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 28, 2003


/s/ Melvin S. Gordon
-------------------------------
 Melvin S. Gordon
 Chief Executive Officer and Chairman









I, Jack M. Laskowitz, certify that:

1.  I have reviewed this annual report on Form 10-KSB of Paradise, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 28, 2003


/s/ Jack M. Laskowitz
-----------------------------------
 Jack M. Laskowitz
 Chief Financial Officer and Treasurer


                      Certification of CEO and CFO Pursuant to
                               18 U.S.C. Section 1350
                               As Adopted Pursuant to
                    Section 906 of the Sarbanes-Oxley Act of 2002
                    ---------------------------------------------

In connection with the Annual Report of Paradise, Inc. on Form 10-KSB for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof, Melvin S. Gordon, as Chief Executive Officer of Paradise, Inc., and Jack M. Laskowitz, as Chief Financial Officer of Paradise, Inc., each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of his knowledge, that:

1. The Form 10-KSB for the period ending December 31, 2002 containing the financial statements fully complies with the requirements of Section 13(a) or 15(d) of the Securities and Exchange Act of 1934; and

2. The information contained in the Form 10-KSB for the period ending December 31, 2002 fairly presents, in all material respects, the financial condition and result of operations of Paradise, Inc.


       /s/ Melvin S. Gordon                           Date:  March 28, 2003
       -----------------------------                         --------------
        Melvin S. Gordon
        Chief Executive Officer and Chairman


       /s/ Jack M. Laskowitz                          Date:  March 28, 2003
       -----------------------------                         --------------
        Jack M. Laskowitz
        Chief Financial Officer and Treasurer