Form 10QSB
period 2003-03-31
PARADISE INC
filed 2003-05-15
CIK 76149

FORM 10 - QSB

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


(X) Quarterly report pursuant to section 13 or 15(d) of the Securities Act of 1934.

        For the quarterly period ended March 31, 2003

                            or

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

Yes X ;    No
   ---       ---.

The number of shares outstanding of each of the issuer's classes of common
Stock:

          Class                          Outstanding as of March 31,
          -----                          ---------------------------
                                          2003               2002
                                          ----               ----
       Common Stock
      $0.30 Par Value                519,350 Shares      519,350 Shares











PARADISE, INC.                   COMMISSION FILE NO. 0-3026

PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements

                   PARADISE, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS
                             (UNAUDITED)
                  ---------------------------------

                                        AS OF MARCH 31,
                                       ---------------
                                      2003           2002 *
                                      ----           ----
ASSETS
------

CURRENT ASSETS:
 Cash and Unrestricted
  Demand Deposits                 $   823,434    $   544,497
 Accounts and Notes
  Receivable, Less
  Allowances of $-0-
  (2003 and 2002)                     901,823        531,824
 Inventories:
  Raw Materials                     2,278,141      2,729,756
  Work in Process                      21,644          8,758
  Finished Goods                    6,730,246      6,939,777
 Deferred Income Tax Asset            372,832        325,453
 Income Tax Refund
  Receivable                          141,948        146,958
 Prepaid Expenses and Other
  Current Assets                      383,595        284,147
                                   ----------     ----------

   TOTAL CURRENT ASSETS            11,653,663     11,511,170

 Property, Plant and Equipment,
  Less Accumulated Depreciation
  of $14,972,825 (2003) and
  $15,619,070 (2002)                5,782,676      6,086,517
 Deferred Charges and Other
  Assets                              570,697        785,481
                                   ----------     ----------

TOTAL ASSETS                     $ 18,007,036   $ 18,383,168
                                   ==========     ==========








* Restated (See Note 3)

See Accompanying Notes to these Consolidated Financial Statements (Unaudited).





LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

                                       AS OF MARCH 31,
                                      ---------------
                                     2003           2002 *
                                     ----           ----

CURRENT LIABILITIES:
 Notes and Trade Acceptances
  Payable                        $     58,612   $    328,194
 Current Portion of Long-Term
  Debt                                152,166        163,185
 Accounts Payable                   1,872,047      2,999,060
 Accrued Liabilities                  776,018        777,934
                                    ---------      ---------

   TOTAL CURRENT LIABILITIES        2,858,843      4,268,373


LONG-TERM DEBT, NET OF CURRENT
 PORTION                              593,581        690,084

DEFERRED INCOME TAX LIABILITY         436,929        362,191
                                    ---------      ---------

   TOTAL LIABILITIES                3,889,353      5,320,648
                                    ---------      ---------

STOCKHOLDERS' EQUITY:
 Common Stock: $.30 Par Value,
   2,000,000 Shares Authorized,
   583,094 Shares Issued,
   519,350 Shares Outstanding         174,928        174,928
 Capital in Excess of Par Value     1,288,793      1,288,793
 Retained Earnings                 13,017,672     11,958,151
 Unrealized Holding Gain (Loss)
  on Securities                   (    86,791 )  (    82,433 )
 Treasury Stock, at Cost,
  63,744 Shares                   (   276,919 )  (   276,919 )
                                   ----------     ----------

   Total Stockholders' Equity      14,117,683     13,062,520
                                   ----------     ----------
TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY            $ 18,007,036   $ 18,383,168
                                   ==========     ==========








* Restated (See Note 3)

See Accompanying Notes to these Consolidated Financial Statements (Unaudited).





                       PARADISE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                                (UNAUDITED)
                     -----------------------------------

                               FOR THE THREE MONTHS ENDED
                               --------------------------
                                         MARCH 31
                                         --------
                                   2003            2002 *
                                   ----            ----

Net Sales                     $  1,938,866    $  1,568,363
                                 ---------       ---------

Costs and Expenses:
 Cost of Goods Sold
  (excluding Depreciation)       1,679,414       1,311,224
 Selling, General and
  Administrative Expense           772,852         767,633
 Depreciation and Amortization     190,429         228,830
 Interest Expense                    9,274          12,810
                                 ---------       ---------

   Total Costs and Expenses      2,651,969       2,320,497
                                 ---------       ---------

Loss from Operations           (   713,103 )   (   752,134 )

Other Income                         4,151           7,307
                                 ---------       ---------
Loss from Operations Before
 Provision for Income Taxes    (   708,952 )   (   744,827 )

Provision for Income Taxes               0               0
                                 ---------       ---------

Net Loss                      $(   708,952 )  $(   744,827 )
                                 =========       =========



Loss per Common Share            $( 1.37 )       $( 1.43 )
                                    ====            ====








* Restated (see Note 3)

See Accompanying Notes to these Consolidated Financial Statements (Unaudited).






                    PARADISE, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (UNAUDITED)
                ---------------------------------------

                                      FOR THE THREE MONTHS ENDED
                                      --------------------------
                                               MARCH 31,
                                               ---------
                                          2003             2002
                                          ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Loss                            $(   708,952 )   $(   744,827 )
 Adjustments to Reconcile Net
  Loss to Net Cash Used in
  Operating Activities:
   Depreciation and Amortization          190,429          228,830
   Decrease (Increase) in:
    Accounts Receivable                 2,484,664        1,290,404
    Inventories                       ( 2,577,045 )    ( 4,014,300 )
    Prepaid Expenses                      158,744          196,520
    Other Assets                      (    11,389 )    (    39,863 )
    Income Tax Receivable             (   140,630 )    (    19,000 )
   Increase (Decrease) in:
    Accounts Payable                    1,557,036        2,258,629
    Accrued Expense                   ( 1,161,536 )    ( 1,066,285 )
    Income Taxes Payable              (    79,370 )              0
                                        ---------        ---------

     Net Cash Used in
      Operating Activities            (   288,049 )    ( 1,909,892 )
                                        ---------        ---------

CASH FLOWS FROM INVESTING
 ACTIVITIES:
 Purchase of Property and
  Equipment                           (   143,219 )    (   129,693 )
                                        ---------        ---------

   Net Cash Used in
    Investing Activities              (   143,219 )    (   129,693 )
                                        ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net Proceeds (Repayments) of
  Short-Term Debt                     (    38,871 )         45,142
 Principal Payments of Long-Term
  Debt                                (    41,229 )    (    50,107 )
                                         --------        ---------

   Net Cash Used in Financing
    Activities                        (    80,100 )    (     4,965 )
                                        ---------        ---------

   Net Decrease in Cash               (   511,368 )    ( 2,044,550 )


CASH AT BEGINNING OF PERIOD             1,334,802        2,589,047
                                        ---------        ---------

CASH AT END OF PERIOD                $    823,434     $    544,497
                                        =========        =========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for:
    Interest                        $      10,372     $     13,585
                                        =========         ========

    Income Taxes                    $     220,000     $     19,000
                                        =========         ========








See Accompanying Notes to these Consolidated Financial Statements (Unaudited).





                     PARADISE, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (UNAUDITED)
               --------------------------------------------


Note 1     Basis of Presentation
--------------------------------

The accompanying unaudited consolidated financial statements of Paradise, Inc. (the "Company") have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for annual financial statements.

The information furnished herein reflects all adjustments and accruals that management believes is necessary to fairly state the operating results for the respective periods. The notes to the financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company's Form 10-KSB for the year ended December 31, 2002. The Company's management believes that the disclosures are sufficient for interim financial reporting purposes.



Note 2     Net Loss per Share
--------------------------------------

Net loss per share, assuming no dilution, are based on the weighted average number of shares outstanding during the period: 519,350
(2002 and 2001).

The number of outstanding shares previously reported has been increased by 373 shares to reflect the actual shares on record with the transfer agent. A prior period adjustment was made to increase common stock reported at par value by $112 and decrease retained earnings by $112.



Note 3     Restatement
----------------------

The Company recorded a prior period adjustment to restate inventory. The restatement corrects an error in the cost of an inventory item. The adjustment was recorded net of the income tax effect. The adjustment decreased retained earnings as previously reported at March 31, 2002 by $64,912. For the period ended March 31, 2002, the adjustment decreased inventory by $104,075 and increased deferred income tax asset by $39,163.



Note 4     Business Segment Data
--------------------------------

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


                                    Three Months         Three Months
                                       Ended                Ended
                                   March 31, 2003       March 31, 2002
                                   --------------       --------------

Net Sales in Each Segment
-------------------------

Candied Fruit:
 Sales to Unaffiliated Customers     $   657,950         $   586,331

Molded Plastics:
 Sales to Unaffiliated Customers       1,280,916             982,032
                                       ---------           ---------

Net Sales                            $ 1,938,866         $ 1,568,363
                                       =========           =========

The Company does not account for intersegment transfers as if the transfers were to third parties. During the three month period, there were no transfers between the two segments.



                                    Three Months         Three Months
                                       Ended                Ended
                                   March 31, 2003       March 31, 2002
                                   --------------       --------------

The Operating Profit (Loss) of
 Each Segment is Listed Below
------------------------------

Candied Fruit                        $(252,344)           $(406,313)

Molded Plastics                        364,608              489,650
                                       -------              -------

Operating Profit of Segments           112,264               83,337

General Corporate Expenses, Net       (816,093)            (822,661)
Interest Expense                      (  9,274)            ( 12,810)
Other Income                             4,151                7,307
                                       -------              -------

Loss Before Provision for
 Income Taxes                        $(708,952)           $(744,827)
                                       =======              =======

Operating profit is composed of net sales, less direct costs and overhead costs associated with each segment. Due to the high degree of integration between the segments of the Company, it is not practical to allocate general corporate expenses, interest, and other income between the various segments.


                                    Three Months         Three Months
                                       Ended                Ended
                                   March 31, 2003       March 31, 2002
                                   --------------       --------------

Identifiable Assets of Each
 Segment are Listed Below
---------------------------

Candied Fruit                       $10,725,086          $10,989,471

Molded Plastics                       3,668,204            3,993,253
                                     ----------           ----------

Identifiable Assets                  14,393,290           14,982,724

General Corporate Assets              3,613,746            3,400,444
                                     ----------           ----------

Total Assets                        $18,007,036          $18,383,168
                                     ==========           ==========


Identifiable assets by segment are those assets that are principally used in the operations of each segment. General corporate assets are principally cash, land and buildings, and investments.




Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
------------------------------------------------------------------------

Overview
--------

The Company has two major segments of business: (1) the core business of glace' (candied) fruit, which includes all fruit-related operations and accounted for 79% of total net sales during 2002, and (2) plastics molding, which represented the balance of sales, and includes all injection molding and thermoforming operations, including the manufacture of packaging for the Company's fruit products. However, only sales to unaffiliated customers are reported and are consolidated in financial statements.

Glace' (candied) fruit is used primarily as an ingredient for Thanksgiving and Christmas holiday confections. Therefore, sales in this segment are highly seasonal, with approximately 84% of total annual shipments made during the period beginning the second week in September, and ending in December each year. However, in order to make timely deliveries during this period of peak demand, the Company must manufacture products for approximately ten to eleven months each year, building large inventories and accruing expenses without significant offsetting income. This requires large borrowings for short-term working capital, and results in the accrual of material losses in income, which often persist well into the third quarter.

It is for this reason that management recommends that only a full year's reporting be used for the analysis of financial performance. It is also the opinion of management that, due to seasonal differences, the comparison of an individual quarter with that of the quarter immediately preceding is of little or no value. Therefore, "Management's Discussion" is generally limited to comparisons of the current year-to-date with the similar period in the preceding year.


The First Quarter
-----------------

Total net sales increased 24% compared to the first quarter of 2002. The plastics segment of the business, which is not subject to the seasonal demands of the fruit business, registered a 30% increase in net sales to unaffiliated customers. The plastics segment continued to benefit from the Company's shift in focus from high volume, low profit generics to higher technology, value added custom molding products. Fruit segment net sales increased by 12% compared to the first quarter of 2002 primarily due to the sale of frozen strawberry products from year-end inventory.

As mentioned in previous filings, in order to expand the Company's institutional frozen strawberry business, Paradise, Inc. entered into a marketing agreement with a national distributor to produce frozen strawberry products for institutional users. Paradise, Inc. will direct a portion of its manufacturing operations to the production of frozen strawberries if market conditions at time of harvest project that a reasonable amount of profit can be achieved. These favorable conditions did not prevail during the 2003 local harvest season.

Costs of goods sold as a percentage of net sales increased overall by 3% as the Company absorbed price increases of plastics raw materials from its suppliers during the first quarter of 2003. This increase was partially offset by decreases in fruit manufacturing expenses such as payroll and related taxes, and plant maintenance cost. These reductions were due to the timing difference in start-up of the Company's normal production cycle of glace' fruit products (April 2003 vs. March 2002). Last year's earlier start-up was necessary to accommodate the processing of frozen strawberry products for institutional users, an activity which must commence during harvest.

Selling, general and administrative expenses increased by less than 1% compared to first quarter 2002 as increases in pension expenses and storage costs of year-end frozen strawberry products were offset by reductions in administrative payroll during the first quarter of 2003.

Depreciation expense declined by 18% as various fixed assets within the fruit and plastics segments became fully depreciated as of December, 2002.


Summary
-------

The combination of increased sales of plastics custom molding products along with the sale of frozen strawberry items from the Company's year-end inventory resulted in a 24% increase in net sales during the first quarter of 2003 as compared to the first quarter of 2002. However, it is important to highlight that with less than 10% of anticipated annual sales and/or manufacturing expenses incurred to date, no reasonable forecast as to year-end profitability can be developed from this information.


ITEM 3.   Controls and Procedures
-----------------------------------

The principal executive officer and principal financial officer of the Company have, within 90 days of the filing date of this quarterly report, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules (13a-14(c) and (15d-14(c)) and have determined that such disclosure controls and procedures are adequate. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls since the date of evaluation. The Company does not believe any significant deficiencies or material weaknesses exist in the Company's internal controls. Accordingly, no corrective actions have been taken.


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


                  PARADISE, INC.
                  A Florida Corporation

                  /s/ Melvin S. Gordon              Date:  May 13, 2003
                  -----------------------------
                  Melvin S. Gordon
                  Chief Executive Officer and Chairman



                  /s/ Jack M. Laskowitz             Date:  May 13, 2003
                  ------------------------------
                  Jack M. Laskowitz
                  Chief Financial Officer and Treasurer











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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 13, 2003

s/ Melvin S. Gordon
-------------------------------
Melvin S. Gordon
Chief Executive Officer and Chairman




                                  CERTIFICATIONS
                                  --------------


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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 13, 2003

s/ Jack M. Laskowitz
-----------------------------------
Jack M. Laskowitz
Chief Financial Officer and Treasurer











                 Certification of CEO and CFO Pursuant to
                          18 U.S.C. Section 1350
                          As Adopted Pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002

     In connection with the Quarterly Report of Paradise, Inc. on Form 10-QSB for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof, Melvin S. Gordon, as Chief Executive Officer of Paradise, Inc., and Jack M. Laskowitz, as Chief Financial Officer of Paradise, Inc., each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of his knowledge, that:


     1. The Form 10-QSB for the period ending March 31, 2003 fully complies with the requirements of Section 13(a) of the Securities and Exchange Act of 1934; and

     2. The information contained in the Form 10-QSB for the period ending March 31, 2003 fairly presents, in all material respects, the financial condition and result of operations of Paradise, Inc.



       /s/ Melvin S. Gordon            Date:  May 13, 2003
       -----------------------------
       Melvin S. Gordon
       Chief Executive Officer and Chairman


       /s/ Jack M. Laskowitz           Date:  May 13, 2003
       --------------------------------
       Jack M. Laskowitz
       Chief Financial Officer and Treasurer