Form 10QSB
period 2003-06-30
PARADISE INC
filed 2003-08-15
CIK 76149

FORM 10 - QSB

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


(X) Quarterly report pursuant to section 13 or 15(d) of the Securities Act of 1934.

        For the quarterly period ended June 30, 2003

                            or

( ) Transition report pursuant to section 13 or 15(d) of the Securities Act of 1934.

                           Commission File No. 0-3026


                                 PARADISE, INC.

                            INCORPORATED IN FLORIDA
                 I.R.S. EMPLOYER IDENTIFICATION NO. 59-1007583

                    1200 DR. MARTIN LUTHER KING, JR. BLVD.,
                           PLANT CITY, FLORIDA  33563

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

          Class                          Outstanding as of June 30,
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

                                       AS OF JUNE 30,
                                       ---------------
                                     2003           2002 *
                                     ----           ----
ASSETS
------

CURRENT ASSETS:
 Cash and Unrestricted
  Demand Deposits                $    22,336    $    32,318
 Accounts and Notes
  Receivable, Less
  Allowances of $-0-
  (2003 and 2002)                  1,414,258      1,057,197
 Inventories:
  Raw Materials                    2,390,947      2,708,007
  Work in Process                    484,221        454,177
  Finished Goods                  10,691,856     11,302,550
 Deferred Income Tax Asset           372,832        325,453
 Income Tax Refund
  Receivable                         156,948        153,281
 Prepaid Expenses and Other
  Current Assets                     818,356        748,321
                                  ----------     ----------

   TOTAL CURRENT ASSETS           16,351,754     16,781,304

 Property, Plant and Equipment,
  Less Accumulated Depreciation
  of $15,159,792 (2003) and
  $15,854,584 (2002)               5,678,703      6,098,700
 Deferred Charges and Other
  Assets                             565,467        730,503
                                  ----------     ----------

TOTAL ASSETS                    $ 22,595,924   $ 23,610,507
                                  ==========     ==========







                                        AS OF JUNE 30,
                                        --------------
                                     2003           2002 *
                                     ----           ----

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
 Notes and Trade Acceptances
  Payable                       $  3,126,550   $  4,463,328
 Current Portion of Long-Term
  Debt                               136,400        160,683
 Accounts Payable                  2,960,941      3,838,510
 Accrued Liabilities               1,082,416      1,048,922
                                  ----------     ----------

   Total Current Liabilities       7,306,307      9,511,443


LONG-TERM DEBT, NET OF CURRENT
 PORTION                             607,964        686,283

DEFERRED INCOME TAX LIABILITY        436,929        362,191
                                  ----------     ----------

   Total Liabilities               8,351,200     10,559,917
                                  ----------     ----------

STOCKHOLDERS' EQUITY:
 Common Stock: $.30 Par Value,
  2,000,000 Shares Authorized,
  583,094 Shares Issued,
  519,350 Shares Outstanding         174,928        174,928
 Capital in Excess of Par Value    1,288,793      1,288,793
 Retained Earnings                13,144,713     11,946,221
 Unrealized Holding Gain (Loss)
  on Securities                  (    86,791 )  (    82,433 )
 Treasury Stock, at Cost,
  63,744 Shares                  (   276,919 )  (   276,919 )
                                  ----------     ----------

   Total Stockholders' Equity     14,244,724     13,050,590
                                  ----------     ----------
TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY           $ 22,595,924   $ 23,610,507
                                  ==========     ==========

* Restated (See Note 3)

See Accompanying Notes to these Consolidated Financial
Statements (Unaudited).






                       PARADISE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                                (UNAUDITED)
                     -----------------------------------

                               FOR THE THREE MONTHS ENDED
                               --------------------------
                                         JUNE 30
                                         -------
                                   2003            2002
                                   ----            ----

Net Sales                      $ 2,049,458    $  2,141,184
                                 ---------       ---------

Costs and Expenses:
 Cost of Goods Sold
  (excluding Depreciation)       1,023,706       1,076,498
 Selling, General and
  Administrative Expense           694,252         800,897
 Depreciation and Amortization     191,039         240,207
 Interest Expense                   28,600          50,776
                                 ---------       ---------

   Total Costs and Expenses      1,937,597       2,168,378
                                 ---------       ---------

Income (Loss) from Operations      111,861     (    27,194 )

Other Income                        15,180          15,264
                                 ---------       ---------
Income (Loss) from Operations
 Before Provision for Income
 Taxes                             127,041     (    11,930 )

Provision for Income Taxes               0               0
                                 ---------       ---------

Net Income (Loss)              $   127,041    $(    11,930 )
                                 =========       =========



Net Income (Loss) per
 Common Share                     $ 0.25         $( 0.02 )
                                    ====            ====




See Accompanying Notes to these Consolidated Financial
Statements (Unaudited).






                       PARADISE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                                (UNAUDITED)
                     -----------------------------------

                                 FOR THE SIX MONTHS ENDED
                                 ------------------------
                                         JUNE 30
                                         -------
                                   2003            2002
                                   ----            ----

Net Sales                      $ 3,988,324     $ 3,709,547
                                 ---------       ---------

Costs and Expenses:
 Cost of Goods Sold
  (excluding Depreciation)       2,703,120       2,387,722
 Selling, General and
  Administrative Expense         1,467,104       1,568,530
 Depreciation and Amortization     381,468         469,037
 Interest Expense                   37,874          63,586
                                 ---------       ---------

   Total Costs and Expenses      4,589,566       4,488,875
                                 ---------       ---------

Loss from Operations            (  601,242 )    (  779,328 )

Other Income                        19,331          22,571
                                 ---------       ---------
Loss from Operations Before
 Provision for Income Taxes     (  581,911 )    (  756,757 )

Provision for Income Taxes               0               0
                                 ---------       ---------

Net Loss                       $(  581,911 )   $(  756,757 )
                                 =========       =========



Net Loss per Common Share        $( 1.12 )       $( 1.46 )
                                    ====            ====






See Accompanying Notes to these Consolidated Financial
Statements (Unaudited).








                    PARADISE, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (UNAUDITED)
                ---------------------------------------

                                      FOR THE SIX MONTHS ENDED
                                      ------------------------
                                             JUNE 30,
                                             --------
                                       2003             2002
                                       ----             ----

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Loss                         $(   581,911 )   $(   756,757 )
 Adjustments to Reconcile Net
  Loss to Net Cash Used in
  Operating Activities:
   Depreciation and Amortization       381,468          469,037
   Decrease (Increase) in:
    Accounts Receivable              1,972,229          765,031
    Inventories                    ( 7,114,038 )    ( 8,800,743 )
    Prepaid Expenses               (   276,017 )    (   267,654 )
    Other Assets                   (    10,230 )         10,422
    Income Tax Receivable          (   155,630 )    (    25,323 )
   Increase (Decrease) in:
    Accounts Payable                 2,645,930        3,098,079
    Accrued Expense                (   673,366 )    (   613,525 )
    Income Taxes Payable           (    79,370 )              0
                                     ---------        ---------

     Net Cash Used in
      Operating Activities         ( 3,890,935 )    ( 6,121,433 )
                                     ---------        ---------

CASH FLOWS FROM INVESTING
 ACTIVITIES:
 Purchase of Property and
  Equipment                        (   185,161 )    (   330,262 )
                                     ---------        ---------

     Net Cash Used in
      Investing Activities         (   185,161 )    (   330,262 )
                                     ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net Proceeds (Repayments) of
  Short-Term Debt                    3,029,067        4,180,276
 Principal Payments of Long-Term
  Debt                             (    83,665 )    (   103,538 )
 Dividends Paid                    (   181,772 )    (   181,772 )
                                     ---------        ---------

   Net Cash Provided by
    Financing Activities             2,763,630        3,894,966
                                     ---------        ---------

   Net Decrease in Cash            ( 1,312,466 )    ( 2,556,729 )


CASH AT BEGINNING OF PERIOD          1,334,802        2,589,047
                                     ---------        ---------

CASH AT END OF PERIOD             $     22,336     $     32,318
                                     =========        =========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for:
    Interest                      $     38,972     $     64,991
                                     =========        =========

    Income Taxes                  $    235,000     $     19,000
                                     =========        =========

SUPPLEMENTAL SCHEDULE OF NONCASH
 INVESTING AND FINANCING ACTIVITIES:

  Long-Term Debt Assumed or Issued for:

    Equipment Purchases or
     Capital Leases               $     41,053     $     47,128
                                     =========        =========



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


Note 2     Net Income (Loss) per Share
--------------------------------------

Net income (loss) per share, assuming no dilution, are based on the weighted average number of shares outstanding during the period: 519,350 (2003 and 2002).

The number of outstanding shares previously reported has been increased by 373 shares to reflect the actual shares on record with the transfer agent. A prior period adjustment was made to increase common stock reported at par value by $112 and decrease retained earnings by $112.


Note 3     Restatement
----------------------

The Company recorded a prior period adjustment to restate inventory. The restatement corrects an error in the cost of an inventory item. The adjustment was recorded net of the income tax effect. The adjustment decreased retained earnings as previously reported at June 30, 2002 by $64,912. For the period ended June 30, 2002, the adjustment decreased inventory by $104,075 and increased deferred income tax asset by $39,163.


Note 4    Business Segment Data
-------------------------------

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


                                      Six Months         Six Months
                                        Ended              Ended
                                    June 30, 2003      June 30, 2002
                                    -------------      -------------

Net Sales in Each Segment
-------------------------

Candied Fruit:
 Sales to Unaffiliated Customers     $ 1,424,849        $ 1,283,984

Molded Plastics:
 Sales to Unaffiliated Customers       2,563,475          2,425,563
                                       ---------          ---------

Net Sales                            $ 3,988,324        $ 3,709,547
                                       =========          =========

For the six month period ended June 30, 2003 and 2002, sales of frozen strawberry products totaled $523,616 and $41,183, respectively.

The Company does not account for intersegment transfers as if the transfers were to third parties.


The Company does not prepare operating profit or loss information on a segment basis for internal use, until the end of each year. Due to the seasonal nature of the fruit segment management believes that it is not practical to prepare this information for interim reporting purposes. Therefore, reporting is not required by generally accepted accounting principals.




                                      Six Months         Six Months
                                        Ended              Ended
                                    June 30, 2003      June 30, 2002
                                    -------------      -------------

Identifiable Assets of Each
 Segment are Listed Below
---------------------------

Candied Fruit                       $ 15,823,907       $ 16,414,687

Molded Plastics                        3,506,199          3,902,805
                                      ----------         ----------

Identifiable Assets                   19,330,106         20,317,492

General Corporate Assets               3,265,818          3,293,015
                                      ----------         ----------

Total Assets                        $ 22,595,924       $ 23,610,507
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










Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
------------------------------------------------------------------------

Overview
--------

The Company's core business, glace' (candied) fruit, which accounted for approximately 79% of total annual sales during 2002, is highly seasonal. That is because the products are utilized primarily as ingredients for fruitcakes and other winter holiday confections, and nearly 84% of the annual shipments in that segment of business are made during an eight to ten week period, beginning in early September. However, in order to make timely deliveries during this period of peak demand, Paradise must manufacture, package and store products throughout the year, building large inventories, and accruing expenses against which there is little offsetting income. The recording of substantial losses is common well into the fourth quarter, even during the most profitable years. Therefore, it is the opinion of management that only a full year's financial reporting will yield a meaningful measure of the Company's performance.

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

The Company's other segment of business, plastics molding, accounted for approximately 21% of total 2002 net sales, and generally does not have the extreme seasonal variations as the fruit segment.

The First Six Months
--------------------

Total net sales for the first six months of 2003 increased by 7.5% compared to the first six months of 2002. Fruit segment net sales increased by 11% compared to first six months of 2002 primarily due to the sale of frozen strawberry products from the Company's year end inventory. Frozen strawberry product sales accounted for 37% of the Company's net fruit sales for the first six months of 2003 compared to 3% for the first six months of 2002. As mentioned in previous filings, Paradise, Inc. entered into a marketing agreement with a national distributor to produce frozen strawberry products for institutional customers. Paradise, Inc. will direct a portion of its manufacturing operations to the production of frozen strawberries, if, at time of harvest, market conditions indicate that a reasonable level of profit can be achieved. Favorable conditions which were present during 2002 did not prevail during the 2003 local harvest season.

In glace' (candied) fruit only, due to the seasonality mentioned above, total net sales to date equal less than 5% of total annual sales in that category during 2002. Therefore, sales trends for the current year cannot be predicted with any degree of certainty. However, in anticipation of the 2003 selling season, the Company has initiated an aggressive marketing program which includes an informative internet website, new labels that carry useful recipes and coupons redeemable for the purchase of additional merchandise, and effective new selling tools and financial incentives to be used by Company representatives in their presentations to supermarket buyers. It is the opinion of management that these programs will have a significant positive impact on sales.

In the Plastics segment of the business, net sales to unaffiliated customers increased by 6% compared to the similar reporting period of 2002. The growth in net sales over the past several periods can be traced to management's focus on higher technology custom molding, which has yielded increased margins and greater customer loyalty. Prior to this emphasis, the Company had concentrated on high volume, lower profit generic items.

Expressed as a percentage of sales, costs of goods sold increased by more than 3% compared to the prior year's reporting period. This increase is mainly attributable to price increases received in raw materials within the Company's fruit and plastics segments, during the first six months of 2003. Also contributing to this increase was an across the board salary adjustment of 3% to all eligible employees as of January 1, 2003.

Selling, general and administrative expenses decreased by 6% compared to the prior six months of 2002 as reductions in administrative payroll more than offset increases in the cost of pension related expenses for the Company. It is anticipated that selling expenses will be somewhat increased during the year, due to the marketing program mentioned above. However, it is hoped that such increases will be offset by increases in sales.

Interest expense decreased by 40% over the previous year's reporting period as interest rates charged by the Company's primary lending institution for term debt and revolving short-term working capital loans continued to decline.

Depreciation expense decreased by 19% as various fixed assets became fully depreciated during the prior year.


Summary
-------

Overall net sales increased by 7.5% for the first six months of 2003 compared to the same reporting period for 2002. The increase in sales and reductions in expenses, outlined above, resulted in a 23% improvement in the Company's net earnings (loss) compared to the prior year's mid-year reporting. However, it is important to note that with only 17% of the Company's anticipated net sales accrued to date, no reasonable estimate as to year end profitability can be forecast at this time.


Item 3.  Controls and Procedures
--------------------------------

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

Item 1.   Legal Proceedings - N/A

Item 2.   Changes in Securities - N/A

Item 3.   Defaults Upon Senior Securities - N/A

Item 4.   Submission of Matters to a Vote of Security Holders

          The annual meeting of the shareholders of Paradise, Inc. was held on May 27, 2003. The purpose of the meeting was to elect five directors to hold office until the next annual meeting of shareholders and to ratify the reappointment of Bella, Hermida, Gillman, Hancock & Mueller as the Company's independent certified public accountants for 2003.

          The following is the results of the election of Directors:

          Nominee                  Votes For           Votes Withheld
          -------                  ---------           --------------

          Melvin S. Gordon          472,758                   0
          Randy S. Gordon           472,758                   0
          Tracy W. Schulis          472,758                   0
          Mark H. Gordon            472,758                   0
          Eugene L. Weiner          472,758                   0

          The following is the results of the ratification of Bella, Hermida, Gillman, Hancock & Mueller as the Company's independent accountants for 2003:

             For                    Against             Asbtain
            -----                   -------             -------

           472,758                     0                   0



Item 5.   Other Information - N/A



Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits.

               Exhibit
               Number           Description
               -------          -----------

                31.1            Certification of Chief Executive Officer
                                 pursuant to Section 302 of the
                                 Sarbanes-Oxley Act of 2002

                31.2            Certification of Chief Financial Officer
                                 pursuant to Section 302 of the
                                 Sarbanes-Oxley Act of 2002

                32.1            Certification of the Chief Executive
                                 Officer pursuant to Section 906 of the
                                 Sarbanes-Oxley Act of 2002

                32.2            Certification of the Chief Financial
                                 Officer pursuant to Section 906 of the
                                 Sarbanes-Oxley Act of 2002


          (b)  Reports on Form 8-K.

                 None.




                              SIGNATURES
                              ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                  PARADISE, INC.
                  A Florida Corporation

                  /s/ Melvin S. Gordon            Date:  August 13, 2003
                  -----------------------------
                  Melvin S. Gordon
                  Chief Executive Officer and Chairman


                  /s/ Jack M. Laskowitz           Date:  August 13, 2003
                  --------------------------------
                  Jack M. Laskowitz
                  Chief Financial Officer and Treasurer