Form 10QSB
period 2003-09-30
PARADISE INC
filed 2003-11-14
CIK 76149

FORM 10 - QSB

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


(X) Quarterly report pursuant to section 13 or 15(d) of the Securities Act of 1934.

        For the quarterly period ended September 30, 2003

                            or

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

Yes X ;    No
   ---       ---.

The number of shares outstanding of each of the issuer's classes of common
Stock:

          Class                          Outstanding as of September 30,
          -----                          ------------------------------
                                          2003                  2002
                                          ----                  ----
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

                                      AS OF SEPTEMBER 30,
                                      -------------------
                                      2003           2002 *
                                      ----           ----
ASSETS
------

CURRENT ASSETS:
 Cash and Unrestricted
  Demand Deposits                $   413,300    $    36,671
 Accounts and Notes
  Receivable, Less
  Allowances of $-0-
  (2003 and 2002)                  7,027,373      8,293,970
 Inventories:
  Raw Materials                    1,672,484      1,671,876
  Work in Process                    466,530        445,206
  Finished Goods                   8,526,913      9,075,761
 Deferred Income Tax Asset           372,832        325,453
 Income Tax Refund
  Receivable                         211,948        202,281
 Prepaid Expenses and Other
  Current Assets                     656,679        626,798
                                  ----------     ----------

   TOTAL CURRENT ASSETS           19,348,059     20,678,016

 Property, Plant and Equipment,
  Less Accumulated Depreciation
  of $15,350,065 (2003) and
  $16,096,822 (2002)               5,662,291      6,014,230
 Deferred Charges and Other
  Assets                             600,390        699,372
                                  ----------     ----------

TOTAL ASSETS                    $ 25,610,740   $ 27,391,618
                                  ==========     ==========




                                      AS OF SEPTEMBER 30,
                                      -------------------
                                     2003            2002 *
                                     ----            ----

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
 Notes and Trade Acceptances
  Payable                       $   5,745,408  $   7,752,011
 Current Portion of Long-Term
  Debt                                239,376        165,644
 Accounts Payable                   1,872,265      1,474,036
 Accrued Liabilities                1,310,938      1,368,486
 Income Taxes Payable                 240,050        683,883
                                   ----------     ----------

   TOTAL CURRENT LIABILITIES        9,408,037     11,444,060


LONG-TERM DEBT, NET OF CURRENT
 PORTION                              443,472        662,210

DEFERRED INCOME TAX LIABILITY         436,929        362,191

STOCKHOLDERS' EQUITY:
 Common Stock: Auth. 2,000,000
  shares at $.30 Par Value; Issued
  583,094 Shares; Outstanding
  519,350 Shares                      174,928        174,928
 Capital in Excess of Par Value     1,288,793      1,288,793
 Retained Earnings                 14,222,291     13,818,788
 Unrealized Holding Gain (Loss)
  on Securities                  (     86,791 ) (     82,433 )
 Treasury Stock, at Cost,
  63,744 Shares                  (    276,919 ) (    276,919 )
                                   ----------     ----------

   Total Stockholders' Equity      15,322,302     14,923,157
                                   ----------     ----------
TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY           $  25,610,740  $  27,391,618
                                   ==========     ==========

* Restated (See Note 3)

See Accompanying Notes to these Consolidated Financial
 Statements (Unaudited).





                       PARADISE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                                (UNAUDITED)
                     -----------------------------------

                                  FOR THE THREE MONTHS ENDED
                                  --------------------------
                                         SEPTEMBER 30
                                         ------------
                                     2003            2002 *
                                     ----            ----

Net Sales                        $ 9,042,652    $ 10,254,288
                                   ---------      ----------

Costs and Expenses:
 Cost of Goods Sold (excluding
  Depreciation)                    6,204,904       6,255,129
 Selling, General and
  Administrative Expense           1,307,124       1,170,130
 Depreciation and Amortization       194,373         224,171
 Interest Expense                     45,579          69,546
                                   ---------      ----------

   Total Costs and Expenses        7,751,980       7,718,976
                                   ---------      ----------

Income from Operations             1,290,672       2,535,312

Other Income                          26,956          21,139
                                   ---------      ----------
Income from Operations Before
 Provision for Income Taxes        1,317,628       2,556,451

Provision for Income Taxes           240,050         683,883
                                   ---------      ----------

Net Income                       $ 1,077,578    $  1,872,568
                                   =========      ==========



Net Income per Common Share         $ 2.07          $ 3.61
                                      ====            ====

Weighted Average Common Shares
 Outstanding                        519,350         519,350
                                    =======         =======

* Restated (See Note 2)

See Accompanying Notes to these Consolidated Financial
 Statements (Unaudited).





                       PARADISE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (UNAUDITED)
                     -----------------------------------

                                 FOR THE NINE MONTHS ENDED
                                 -------------------------
                                       SEPTEMBER 30
                                       ------------
                                     2003           2002 *
                                     ----           ----

Net Sales                       $ 13,030,976    $ 13,963,835
                                  ----------      ----------

Costs and Expenses:
 Cost of Goods Sold (excluding
  Depreciation)                    8,908,024       8,642,851
 Selling, General and
  Administrative Expense           2,774,228       2,738,660
 Depreciation and Amortization       575,841         693,208
 Interest Expense                     83,453         133,133
                                  ----------      ----------

   Total Costs and Expenses       12,341,546      12,207,852
                                  ----------      ----------

Income from Operations               689,430       1,755,983

Other Income                          46,287          43,709
                                  ----------      ----------
Income from Operations Before
 Provision for Income Taxes          735,717       1,799,692

Provision for Income Taxes           240,050         683,883
                                  ----------      ----------

Net Income                      $    495,667    $  1,115,809
                                  ==========      ==========



Net Income per Common Share        $  .95          $ 2.15
                                     ====            ====

Weighted Average Common Shares
 Outstanding                        519,350         519,350
                                    =======         =======


*Restated  (See Note 2)

See Accompanying Notes to these Consolidated Financial
 Statements (Unaudited).





                    PARADISE, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (UNAUDITED)
                ---------------------------------------

                                      FOR THE NINE MONTHS ENDED
                                      ------------------------
                                            SEPTEMBER 30,
                                            -------------
                                        2003             2002
                                        ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income                       $    495,667     $  1,115,809
 Adjustments to Reconcile Net
  Income to Net Cash Used in
  Operating Activities:
   Depreciation and Amortization       575,841          693,208
   Decrease (Increase) in:
    Accounts Receivable            ( 3,640,886 )    ( 6,471,742 )
    Inventories                    ( 4,212,941 )    ( 5,528,853 )
    Prepaid Expenses               (   114,340 )    (   146,131 )
    Other Assets                   (    45,153 )         36,859
    Income Tax Receivable          (   210,630 )    (    74,323 )
   Increase (Decrease) in:
    Accounts Payable                 1,552,275          733,605
    Accrued Expense                (   439,865 )    (   293,961 )
    Income Taxes Payable               160,680          683,883
                                     ---------        ---------

     Net Cash Used in
      Operating Activities         ( 5,879,352 )    ( 9,251,646 )
                                     ---------        ---------

CASH FLOWS FROM INVESTING
 ACTIVITIES:
 Purchase of Property and
  Equipment                        (   363,122 )    (   445,029 )
                                     ---------        ---------

     Net Cash Used in
      Investing Activities         (   363,122 )    (   445,029 )
                                     ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net Proceeds of (Repayments)
  Short-Term Debt                    5,647,925        7,468,959
 Principal Payments of Long-Term
  Debt                             (   145,181 )    (   142,888 )
 Dividends Paid                    (   181,772 )    (   181,772 )
                                     ---------        ---------

   Net Cash Provided by
    Financing Activities             5,320,972        7,144,299
                                     ---------        ---------

   Net Decrease in Cash            (   921,502 )    ( 2,552,376 )


CASH AT BEGINNING OF PERIOD          1,334,802        2,589,047
                                     ---------        ---------

CASH AT END OF PERIOD             $    413,300     $     36,671
                                     =========        =========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for:
    Interest                      $     84,551     $    134,539
                                     =========        =========

    Income Taxes                  $    262,500     $     19,000
                                     =========        =========



SUPPLEMENTAL SCHEDULE OF NONCASH
 INVESTING AND FINANCING ACTIVITIES:

  Long-Term Debt Incurred for:

    Equipment Purchases or
     Capital Leases                $    41,053     $     67,368
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


Note 3     Restatement
----------------------

The Company recorded a prior period adjustment to restate inventory.
The restatement corrects an error in the cost of an inventory item. The adjustment was recorded net of the income tax effect. The adjustment decreased retained earnings as previously reported at September 30, 2002 by $64,912. For the period ended September 30, 2002, the adjustment decreased inventory by $104,075 and increased deferred income tax asset by $39,163.

Additionally, $2,166,730 previously reported as raw materials inventories has been reclassified to finished goods for purposes of comparability.


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


                                     Nine Months        Nine Months
                                        Ended              Ended
                                 September 30, 2003  September 30, 2002
                                 ------------------  ------------------

Net Sales in Each Segment
-------------------------

Candied Fruit:
 Sales to Unaffiliated Customers     $  9,431,309       $ 10,227,936

Molded Plastics:
 Sales to Unaffiliated Customers        3,599,667          3,735,899
                                       ----------         ----------

Net Sales                            $ 13,030,976       $ 13,963,835
                                       ==========         ==========

For the nine month period ended September 30, 2003 and 2002, sales of frozen strawberry products totaled $602,825 and $80,894, respectively.

The Company does not account for intersegment transfers as if the transfers were to third parties.


The Company does not prepare operating profit or loss information on a segment basis for internal use, until the end of each year. Due to the seasonal nature of the fruit segment management believes that it is not practical to prepare this information for interim reporting purposes. Therefore, reporting is not required by generally accepted accounting principles.



                                     Nine Months         Nine Months
                                        Ended               Ended
                                 September 30, 2003   September 30, 2002
                                 ------------------   ------------------

Identifiable Assets of Each
 Segment are Listed Below
---------------------------

Candied Fruit                       $ 18,867,934        $ 20,700,869

Molded Plastics                        3,166,893           3,371,499
                                      ----------          ----------

Identifiable Assets                   22,034,827          24,072,368

General Corporate Assets               3,575,913           3,319,250
                                      ----------          ----------

Total Assets                        $ 25,610,740        $ 27,391,618
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



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
------------------------------------------------------------------------

Overview
--------

Paradise, Inc.'s main business segment, glace' (candied) fruit, which constituted over 79% of total net sales during 2002, is a prime ingredient of fruitcakes and other holiday confections. These products are sold to manufacturing bakers, institutional users, supermarkets and other retailers throughout the country. Consumer demand for glace' (candied) fruit products is traditionally strongest during the Thanksgiving and Christmas season. Evidence of this seasonality is supported by the fact that almost 80% of glace' (candied) fruit product sales are generated from the eight to ten weeks beginning in mid September.

Since the majority of the Company's customers require delivery of glace' candied fruit products during this relatively short period of time, Paradise must operate at consistent levels of production from as early as January through the middle of November of each year in order to meet peak demands. Furthermore, the Company must make substantial borrowings of short-term working capital to cover the cost of raw materials, factory overhead and labor expense associated with production for inventory. This combination of building and financing inventories during the year, without the opportunity to record any significant fruit product income, results in the generation of operating losses well into the third quarter of each year. Therefore, it is the opinion of management that analysis of annual net sales or profit levels cannot be developed from anything other than the reporting of a full year's operations.

In addition, comparison of current quarterly results to the preceding quarter produces an incomplete picture on the Company's financial performance due to year-to-year changes in production schedules, the seasonal harvest and availability of raw materials, and in the timing of customer orders and shipments. Thus, the discussion of information presented within this report is focused on the review of the Company's current year-to-date results as compared to the similar period last year.

Paradise's other business segment, plastics molding is not subject to the seasonality of our glace' (candied) fruit business. This segment represents all injection molding and thermoforming operations, including the packaging for the Company's fruit products. Only sales to unaffiliated customers are reported.


The First Nine Months
---------------------

Compared to the prior year's nine month reporting period, overall net sales decreased by 6.7%. The Company's fruit segment net sales, excluding the sale of frozen strawberry products from year end inventory, decreased by 13% compared to the prior reporting period. Reasons for the decrease in glace' (candied) fruit net sales are twofold. First, with 80% of the Company's glace' (candied) fruit net sales compressed into an eight to ten week period beginning in mid September, and with shipping activity reaching as much as $1.8 million for a single day, major fluctuations in revenue recognition can develop on an interim reporting basis, especially during the last few days of the third quarter and the first few days at the beginning of the fourth quarter. Some large customers may order deliveries in late September of one year and early October the next, or vice versa.

Secondly, with the uncertainty surrounding the projected strength of the current economic recovery, customers are being cautious as to the level of inventory they are willing to purchase in advance of the traditional selling season for glace' (candied) fruit products. Thus, the strength of customer reorders, which depend on store "sell throughs", occur just prior to the traditional holiday season of Thanksgiving and Christmas, will play an ever increasing role in determining the Company's annual net sales results.

Plastics net sales, which are not subject to seasonal demands, decreased by 3.6% compared to the prior year's nine month reporting period. The Company switched its focus from the sales of higher volume, lower margin generic items several years ago to higher technology, value-added custom molding products. Management is confident this change in focus will continue over the long term to have a positive influence on the Company's financial performance. Plastics segment net sales accounted for 28% of overall Company net sales compared to 27% for the prior year's nine month reporting period. In addition, management continues to explore the possible acquisition of plastics company(s) that will provide a platform for future growth and business development for the Company's injection molding and thermoforming operations.

Cost of goods sold expressed as a percentage of net sales increased by 6.5% compared to the prior year's nine month reporting period. This increase is also traced to the timing of receipt and shipment of customer orders between reporting periods. With the need to quickly respond to customers' seasonal demand for glace' (candied) fruit products, Paradise, Inc. must incur significant manufacturing expenses during the peak production months of April through September. During this period, the Company will incur 80-85% of its annual production cost associated with its glace' (candied) fruit line. Without the ability to offset these expenses with revenue until customer orders are received and shipped, fluctuations in the cost of goods sold as a percentage of sales will occur on an interim reporting basis. There were also some additional costs in conjunction with package redesign and the creation of a redeemable coupon application.

Selling, general and administrative expense increased by only 1% compared to the prior reporting period as increases in professional services and pension related cost were offset by decreases in administrative payroll. In addition, as previously disclosed, the implementation of Paradise, Inc.'s newly developed marketing campaign contributed to increased selling expenses. Paradise, Inc.'s glace' (candied) fruit products will now offer discount coupons redeemable for the purchase of additional merchandise. While only consumer demand for Paradise, Inc.'s glace' (candied) fruit products will determine the Company's redemption expense, management anticipates the new marketing campaign will have a positive impact on net sales.

Depreciation expense decreased by 17% compared to the prior year's reporting period as retirements from fixed assets exceeded new acquisitions over this time period.

Short-term borrowing cost decreased by 37% compared to the prior year's reporting period as the Company continues to benefit from reductions in the rate of interest charged by its primary lending institution, as well as smaller borrowing needs as a result of improving cash and cash flows during the past few years.



Summary
-------

Excluding the sales of frozen strawberry products from year end inventory, net fruit sales declined by 13% compared to the prior year's nine month reporting period. In addition, cost of goods sold as a percentage of sales increased by 6.5% compared to the prior reporting period. As mentioned above, timing differences as little as one day in receipt and shipment of customer orders will have a significant impact on the Company's interim financial results. Furthermore, without the ability to forecast the strength of the current economic recovery, management cannot predict with any degree of certainty year end profitability. Thus, as disclosed in numerous filings in the past, the only meaningful evaluation of the Company's financial performance is to wait until a full year's accounting is available.



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

            None.

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


                  PARADISE, INC.
                  A Florida Corporation

                  /s/ Melvin S. Gordon          Date:  November 13, 2003
                  -----------------------------
                  Melvin S. Gordon
                  Chief Executive Officer and Chairman


                  /s/ Jack M. Laskowitz         Date:  November 13, 2003
                  -----------------------------
                  Jack M. Laskowitz
                  Chief Financial Officer and Treasurer