Form 10KSB
period 2003-12-31
PARADISE INC
filed 2004-03-31
CIK 76149

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                               FORM 10-KSB
                 ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended December 31, 2003
                         Commission File No. 0-3026

                                PARADISE, INC.
                           INCORPORATED IN FLORIDA
                      IRS IDENTIFICATION NO.  59-1007583

                   1200 DR. MARTIN LUTHER KING, JR., BLVD.
                          PLANT CITY, FLORIDA  33563
                        TELEPHONE NO.  (813) 752-1155

Securities Registered Under Section 12 (b) of the Exchange Act:

            None

Securities Registered Under Section 12 (g) of the Exchange Act:

                                                      Name of Each Exchange
            Title of Each Class                        On Which Registered
            -------------------                        -------------------

               Common Stock,
                $.30 Par Value                               None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.  Yes  x    No
                                        ---      ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB or any amendment to this Form 10-KSB.  Yes  x   No
                                                  ---     ---

Issuer's revenues for its most recent fiscal year:             $ 21,559,973

State the aggregate market value of the voting stock held by non-affiliates of the registrant, $8,197,140 (as of January 31, 2004, bid price $29.00)

   Class                                  Outstanding at December 31, 2003
-----------                               --------------------------------

Common Stock,
 $.30 Par Value                                    519,350 Shares



PARADISE, INC.
==============

2003 FORM 10-KSB ANNUAL REPORT
                                 TABLE OF CONTENTS
                                 -----------------

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

Item 8A.    Controls and Procedures                                     II-30


                                      PART III
                                     ----------

Item 9.     Directors, Executive Officers, Promoters and
             Control Persons, Compliance with Section 16(a) of
             The Exchange Act                                   III-1 - III-2

Item 10.    Executive Compensation                              III-3 - III-4

Item 11.    Security Ownership of Certain Beneficial Owners
             And Management                                     III-4 - III-5

Item 12.    Certain Relationships and Related Transactions              III-6

Item 13.    Exhibits and Reports on Form 8-K                            III-6

Item 14.    Principal Accountant Fees and Services                      III-7

            SIGNATURES                                                  III-8




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

(b) The Company's operations are conducted through two business segments. These segments, and the primary operations of each, are as follows:

  BUSINESS SEGMENT                           OPERATION
  ------------------                    --------------------

   Candied Fruit                   Production of candied fruit, a basic
                                   fruitcake ingredient, sold to
                                   manufacturing bakers, institutional users, and retailers for use in home baking.
                                   Also, for 2002, the processing of frozen strawberry products for sale to commercial and institutional users such as preservers, dairies, drink manufacturers, etc.

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

    In terms of candied fruit dollar sales, during 2003, approximately 20% were shipped to manufacturing bakers and other institutional users, with the balance being sold through supermarkets and other retail outlets for ultimate use in the home.

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

    The demand for fruit cake materials is highly seasonal, with over 85% of sales in these items occurring during the months of September, October and November. However, in order to meet delivery requirements during this relatively short period, the Company must process candied fruit and peels for approximately ten months during the year. Also, the Company must acquire the fruits used as raw materials during their seasonal growing periods. These factors result in large inventories, which require financing to meet relatively large short-term working capital needs.

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

    While there are significant freight cost advantages in the sale and marketing of local strawberries to customers in the eastern U.S., growers and producers on the West Coast, from southern California to Washington state, still dominate pricing and marketing conditions. The Company estimates more than 90% of total U.S. strawberry production is located in that area.

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

    With the continuing acquisitions, mergers and other consolidations in the supermarket industry, there is increasing concentration of candied fruit buying activity. During 2003, the Company derived nearly 14% of its consolidated revenues from affiliated companies Wal-Mart Stores, Inc. and Sam's Club. These customers are not affiliated with Paradise, Inc. in any way, and have exclusive use of a Paradise-owned controlled brand. In addition, plastics sales to Aqua Cal, Inc. accounted for 12% of the Company's consolidated revenues. The loss of any of these customers would have a material adverse effect on operating earnings.

    While there is no industry-wide data available, management estimates that the Company sold approximately 60-70% of all candied fruits and peels consumed in the U.S. during 2003. The Company knows of three major competitors; however, it estimates that none of these has as large a share of the market as the Company's.

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

    By local ordinance, it is required that all water effluent is metered, tested and discharged into a municipal industrial waste treatment plant. During 2003, costs for this discharge exceeded $280,000, and management estimates that all expenses directly related to compliance with environmental regulations total well over $400,000 annually, which includes costs for permits, third party inspections and depreciation of installations.

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


Item 4. Submission of Matters to a Vote of Security Holders

        None

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

  On August 22, 1997 the Securities and Exchange Commission issued new listing requirements for companies listed on the NASDAQ Small Cap Market. The new requirements became effective on February 23, 1998. As of March 2004, the Company had not met the listing criteria.

 (a) The following table shows the range of closing bid prices for the Company's Common Stock in the over-the-counter market for the calendar quarters indicated. The quotations represent prices in the over-the-counter market between dealers in securities, do not include retail mark-up, mark-down, or commissions and do not necessarily represent actual transactions.

                                              BID PRICES
                                            High       Low
                                           ------     ------
                   2003

                First Quarter               18.50      17.50
                Second Quarter              22.40      17.50
                Third Quarter               25         18.50
                Fourth Quarter              30         24.75

                   2002

                First Quarter               18.50      17.25
                Second Quarter              24.50      17.25
                Third Quarter               22         19.10
                Fourth Quarter              20.50      20.50




 (b) Approximate Number of Equity Security Holders

  As of December 31, 2003, the approximate number of holders of record of each class of equity securities of the Registrant were:

                                               NUMBER OF
         TITLE OF CLASS                     HOLDERS OF RECORD
        -------------------                 -----------------

        Common Stock, $.30 Par Value               184









Item 5.  Market for Common Equity and Related Stockholder Matters (Continued)

  (c) Dividend History and Policy

      The Company has declared dividends of $.20 (2003) and $.35 (2002) and $.35 (2001). Dividends have been declared and paid annually, only when warranted by profitability and permitted by lending agreements.

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

                               RELATIONSHIP TO            PERIOD TO PERIOD
                                TOTAL REVENUE            INCREASE (DECREASE)
                            YEAR ENDED DECEMBER 31,          YEARS ENDED
                           -----------------------      --------------------
                            2003    2002     2001       2003-2002   2002-2001
                            ----    ----     ----       ---------   ---------
NET SALES:
Candied Fruit               77.0%   79.4%    81.3%        -9.6%       -2.9%
Molded Plastics             23.0    20.6     18.7          4.3         9.5
                           -----   -----    -----
                           100.0   100.0    100.0         -6.7        -0.6
Cost of Sales               71.4    66.6     68.4          0.0        -3.2
Selling, General and
 Administrative Expense     20.1    20.3     20.1         -7.7         0.8
Depreciation and
  Amortization               3.5     3.7      2.9        -11.0        25.3
Interest Expense             0.4     0.7      1.2        -45.5       -40.2
                           -----   -----    -----
Income from Operations       4.6     8.7      7.4        -50.9        16.9
Other Income                 0.1     0.1      0.2         -4.0       -37.9
                           -----   -----    -----
Income Before Provision
  for Income Taxes           4.7     8.8      7.6        -50.2        15.3
Provision for Income
  Taxes                      1.9     3.6      3.0          0.0         0.0
                           -----   -----    -----
Net Income                   2.8%    5.2%     4.6%       -50.4%       13.9%
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


Item 6. Management's Discussion and Analysis or Plan of Operation (Continued)

(3) Results of Operations

                            2003 Compared to 2002
                            ---------------------

During 2003, Paradise, Inc. witnessed further consolidation within the grocery industry along with the reduction of the number of food brokerage firms who market the Company's products to supermarket customers. The dynamics of the entire industry continue to change dramatically, with Wal-Mart and its affiliates growing their share of almost every market. Due to this factor and the unsettled state of the national economy, many of the Company's customers continued to be cautious as to the level of inventory they were willing to maintain on their shelves leading up to and through the holiday selling season. Given the challenges this environment presents, Paradise, Inc.'s fruit segment net sales, which accounted for 77% of the Company's overall net sales in 2003, experienced a 9.6% decline compared to the prior year.

With a view toward creating new sales opportunities in this changing market, Paradise, Inc., the nation's leading producer of glace' fruit, is developing new innovative methods to enhance the marketing, advertising and distribution of its glace' fruit products.

The Company launched several major initiatives to expand consumer awareness of the Company's glace' fruit products during 2003. First, the Company rolled out a new marketing campaign which centered on the introduction of highly visible new labels for Paradise, Inc.'s brand name glace' fruit products. These labels included a number of baking recipes along with coupons redeemable for the purchase of additional glace' fruit. Secondly, the Company introduced a web site specifically designed for its glace' fruit, providing a variety of traditional holiday and year round recipes. The website also listed a toll free number in which consumers with questions regarding the Company's glace' fruit products could call to receive additional information.

Reaction to Paradise, Inc.'s 2003 marketing campaign and web site was well received from both supermarket buyers and individual consumers. In fact, suggestions regarding new baking ideas and recipe recommendations have already been included in the Company's marketing plans for the upcoming selling season. Paradise, Inc. is confident these changes will continue to have a positive impact on future glace' fruit sales.

The Plastics segment generated an increase of 4.3% in net sales to unaffiliated customers, as compared to the prior year. Management continues to focus its attention on the retention of customers who require a higher degree of technology in the production of custom molding products. Plastics, which contributed 23% of the Company's overall net sales during 2003 compared to 20% for the prior year, will continue to play an important role in the future, as the Company explores opportunities to expand its injection molding and thermoforming operations. This segment also introduced its own web site during 2003. Information highlighting product types are included on the web site along with video illustrations of the production process of its custom molding and thermoforming applications.


Item 6. Management's Discussion and Analysis or Plan of Operation (Continued)

(3) Results of Operations (Continued)

                       2003 Compared to 2002 (Continued)
                       ---------------------------------

Cost of goods sold expressed as a percentage of net sales increased 4.8% compared to the prior year. Contributing 1% to this increase was the sale of frozen strawberry products held in inventory from the prior year. As of the end of 2003, frozen strawberry inventory available for sale was depleted. Other increases in cost of sales were due to higher prices paid for certain raw materials within the fruit and plastics segments. Furthermore, increases in cost of goods were incurred in connection with the Company's redesign and production of its new labeling and coupon redemption program.

Selling, general and administrative expenses as a percentage to net sales decreased less than 1% compared to the prior year. Increases in selling expenses associated with Paradise, Inc.'s new labeling and coupon redemption program were offset by decreases in administrative payroll. Depreciation and amortization expenses declined 11% compared to the prior year as retirements to the Company's fixed assets exceeded new additions.

Interest expense declined 45% compared to the prior year as Paradise, Inc. continues to benefit from low interest rates charged by its commercial lender on long-term debt and revolving short-term working capital loans.

In summary, with the reduction of net fruit sales combined with increases in the cost of raw materials and marketing expenses to produce the Company's new labeling and coupon program, Paradise, Inc. recorded after tax comprehensive income of $622,184 for 2003 versus $1,201,061 for 2002. Earnings per share were $1.15 in 2003 versus $2.32 in 2002. The effective tax rate for 2003 was 41.1% versus 40.8% for 2002.

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












Item 7. Financial Statements






                          INDEPENDENT AUDITORS' REPORT

March 24, 2004


To the Board of Directors
 and Shareholders of
 Paradise, Inc.
Plant City, FL  33566

We have audited the accompanying consolidated balance sheets of Paradise, Inc., and subsidiaries as of December 31, 2003, 2002 and 2001, and the related consolidated statements of income and comprehensive income, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Paradise, Inc., and subsidiaries as of December 31, 2003, 2002 and 2001, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Respectfully submitted,

  /s/ Bella, Hermida, Gillman, Hancock & Mueller
BELLA, HERMIDA, GILLMAN, HANCOCK & MUELLER



Certified Public Accountants
Plant City, Florida


                         PARADISE, INC.
                        AND SUBSIDIARIES
                        ================

                  CONSOLIDATED BALANCE SHEETS
                  ---------------------------

                            ASSETS
                            ------
                                                  DECEMBER 31,

                                      2003           2002            2001
                                     ------         ------          ------
CURRENT ASSETS:
Cash and Cash Equivalents        $  3,110,599   $  1,334,802    $  2,589,047
Accounts Receivable, Net of
 Allowance for Doubtful
 Accounts of $ -0-                  1,630,310      3,386,487       1,822,228
Inventories                         6,455,850      6,452,986       5,663,991
Prepaid Expenses and Other
 Current Assets                       429,510        542,339         480,667
Deferred Income Tax Asset             305,983        372,832         325,453
Income Tax Refund Receivable          452,537          1,318         127,958
                                   ----------     ----------      ----------

     Total Current Assets          12,384,789     12,090,764      11,009,344




PROPERTY, PLANT AND EQUIPMENT:
Net of Accumulated Depreciation of
 $13,174,738 (2003), $14,788,503
 (2002) and $15,394,933 (2001)      5,675,711      5,823,779       6,180,961





OTHER ASSETS                          637,552        565,415         750,311
                                   ----------     ----------      ----------





TOTAL ASSETS                     $ 18,698,052   $ 18,479,958    $ 17,940,616
                                   ==========     ==========      ==========




The Accompanying Notes are an Integral Part of These Consolidated Financial Statements

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

                                                 DECEMBER 31,

                                      2003           2002            2001
                                     ------         ------          ------
CURRENT LIABILITIES:
Short-Term Debt                   $   274,405   $     97,483    $    283,052
Accounts Payable                      391,591        315,011         740,431
Accrued Expenses                    1,475,025      1,750,804       1,657,469
Dividends Payable                     108,848        186,750         186,750
Accrued Taxes on Income                               79,370
Current Portion of Long-Term Debt     235,554        168,395         178,044
                                   ----------     ----------      ----------

Total Current Liabilities           2,485,423      2,597,813       3,045,746

LONG-TERM DEBT,
   NET OF CURRENT PORTION             373,407        618,581         725,332

DEFERRED INCOME TAX LIABILITY         494,273        436,929         362,191
                                   ----------     ----------      ----------

Total Liabilities                   3,353,103      3,653,323       4,133,269
                                   ----------     ----------      ----------
STOCKHOLDERS' EQUITY:
Common Stock, $.30 Par Value,
  2,000,000 Shares Authorized,
  583,094 Shares Issued, 519,350
  Shares Outstanding                  174,928        174,928         174,928
Capital in Excess of Par Value      1,288,793      1,288,793       1,288,793
Retained Earnings                  14,220,106     13,726,624      12,702,978
Unrealized Holding Loss on
  Securities                     (     61,959 ) (     86,791 )  (     82,433 )

Less: Common Stock in Treasury,
  at Cost, 63,744 Shares              276,919        276,919         276,919
                                   ----------     ----------      ----------

Total Stockholders' Equity         15,344,949     14,826,635      13,807,347
                                   ----------     ----------      ----------
TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY          $ 18,698,052   $ 18,479,958    $ 17,940,616
                                   ==========     ==========      ==========




                          PARADISE, INC.
                         AND SUBSIDIARIES
                         ================

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
----------------------------------------------------------

                                        FOR THE YEARS ENDED DECEMBER 31,
                                     2003            2002            2001
                                    ------          ------          ------

NET SALES                       $ 21,559,973    $ 23,117,490    $ 23,245,954
                                  ----------      ----------      ----------
COSTS AND EXPENSES:
 Cost of Goods Sold
  (Excluding Depreciation)        15,387,779      15,393,584      15,910,500
 Selling, General and
  Administrative Expenses          4,338,168       4,699,966       4,661,273
 Depreciation and Amortization       759,049         853,242         680,760
 Interest Expense                     91,648         168,011         280,738
                                  ----------      ----------      ----------

    Total Costs and Expenses      20,576,644      21,114,803      21,533,271
                                  ----------      ----------      ----------

INCOME FROM OPERATIONS               983,329       2,002,687       1,712,683

OTHER INCOME - NET                    30,696          31,985          51,513
                                  ----------      ----------      ----------
INCOME BEFORE PROVISION
    FOR INCOME TAXES               1,014,025       2,034,672       1,764,196

PROVISION FOR INCOME TAXES           416,673         829,253         705,968
                                  ----------      ----------      ----------

NET INCOME                           597,352       1,205,419       1,058,228

OTHER COMPREHENSIVE INCOME (LOSS):
 Unrealized Gain (Loss) on
  Available for Sale Securities,
  Net of Tax                          24,832     (     4,358 )   (    48,730 )
                                  ----------      ----------      ----------

COMPREHENSIVE INCOME            $    622,184    $  1,201,061    $  1,009,498
                                  ==========      ==========      ==========

EARNINGS PER SHARE:

         Basic                        $ 1.15          $ 2.32          $ 2.04
                                        ====            ====            ====
         Diluted                      $ 1.15          $ 2.32          $ 2.04
                                        ====            ====            ====


The Accompanying Notes are an Integral Part of These Consolidated Financial Statements


                           PARADISE, INC.
                          AND SUBSIDIARIES
                          ================
  CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
  FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
  ----------------------------------------------------------
                                                                  UNREALIZED
                                    CAPITAL IN                    HOLDING GAIN
                          COMMON    EXCESS OF      RETAINED       (LOSS) ON
                          STOCK     PAR VALUE      EARNINGS       SECURITIES
                          ------    ----------     --------       ----------
Balance, December 31,
 2000                   $ 174,928   $ 1,288,793  $ 11,826,523     $( 33,703 )

Cash Dividends Declared,
 $.35 per Share                                  (    181,773 )

Other Comprehensive Loss                                           ( 48,730 )

  Net Income                                        1,058,228
                          -------     ---------    ----------        ------
Balance, December 31,
 2001                     174,928     1,288,793    12,702,978      ( 82,433 )

Cash Dividends Declared,
 $.35 per Share                                  (    181,773 )

Other Comprehensive Loss                                           (  4,358 )

Net Income                                          1,205,419
                          -------     ---------    ----------        ------
Balance, December 31,
 2002                     174,928     1,288,793    13,726,624      ( 86,791 )

Cash Dividends Declared,
 $.20 per Share                                  (    103,870 )

Other Comprehensive Gain                                             24,832

Net Income                                            597,352
                          -------     ---------    ----------        ------
Balance, December 31,
 2003                   $ 174,928   $ 1,288,793  $ 14,220,106     $( 61,959 )
                          =======     =========    ==========        ======

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements




    TREASURY
     STOCK              TOTAL
    --------            -----


  $( 276,919 )     $  12,979,622


                    (    181,773 )

                    (     48,730 )

                       1,058,228
     -------          ----------

   ( 276,919 )        13,807,347


                    (    181,773 )

                    (      4,358 )

                       1,205,419
     -------          ----------

   ( 276,919 )        14,826,635


                    (    103,870 )

                          24,832

                         597,352
     -------          ----------

  $( 276,919 )     $  15,344,949
     =======          ==========









                           PARADISE, INC.
                          AND SUBSIDIARIES
                          ================

  CONSOLIDATED STATEMENTS OF CASH FLOWS
  -------------------------------------
                                        FOR THE YEARS ENDED DECEMBER 31,
                                        2003          2002          2001
                                       ------        ------        ------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income                        $    597,352  $  1,205,419  $  1,058,228
 Adjustments to Reconcile Net
  Income to Net Cash Provided by
  (Used in) Operating Activities:
   Increase in Net Deferred Income
    Tax Liability                       109,212        80,295        41,608
   Depreciation and Amortization        759,049       853,242       680,760
   Loss on Sale of Assets                 7,172        34,139           735
  Decrease (Increase) in:
   Accounts Receivable                1,756,177   ( 1,564,259 )     549,331
   Inventories                      (     2,864 ) (   788,995 )     292,240
   Prepaid Expenses                     112,829   (    61,672 ) (     3,978 )
   Refund Receivable                (   451,219 )     126,640   (    75,503 )
   Other Assets                     (    19,257 )     108,830   (   107,438 )
  Increase (Decrease) in:
   Accounts Payable                      76,580   (   425,420 )      26,149
   Accrued Expenses                 (   275,779 )      93,335   (   296,222 )
   Accrued Taxes on Income          (    79,370 )      79,370   (    84,381 )
                                      ---------     ---------     ---------
    Net Cash Provided by (Used in)
     Operating Activities             2,589,882   (   259,076 )   2,081,529
                                      ---------     ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of Property, Plant and
  Equipment                         (   557,355 ) (   444,351 ) (   944,533 )
 Proceeds from Sale of Assets                                         1,000
 Purchase of Investments            (         8 )               (       674 )
                                       --------     ---------     ---------
    Net Cash Used in Investing
     Activities                     (   557,363 ) (   444,351 ) (   944,207 )
                                      ---------     ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net Proceeds (Repayments) of
  Short-Term Debt                       176,922   (   185,569 )      59,116
 Proceeds from Issuance of
  Long-Term Debt                                                    180,981
 Principal Payments on Long-Term
  Debt                              (   219,068 ) (   183,476 ) (   239,862 )
 Dividends                          (   181,773 ) (   181,773 ) (   207,740 )
 Increase in Other Assets           (    32,803 )               (    29,467 )
                                      ---------     ---------     ---------
    Net Cash Used in Financing
     Activities                     (   256,722 ) (   550,818 ) (   236,972 )
                                      ---------     ---------     ---------
    Net Increase (Decrease) in
     Cash                             1,775,797   ( 1,254,245 )     900,350

CASH, at Beginning of Year            1,334,802     2,589,047     1,688,697
                                      ---------     ---------     ---------

CASH, at End of Year               $  3,110,599  $  1,334,802  $  2,589,047
                                      =========     =========     =========


                              PARADISE, INC.
                             AND SUBSIDIARIES
                             ================

  CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
  -------------------------------------------------

                                        FOR THE YEARS ENDED DECEMBER 31,
                                         2003          2002          2001
                                        ------        ------        ------
SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION:

  Cash Paid During the Year for:

   Interest                          $   91,165    $  168,318    $  280,323
                                        =======       =======       =======

   Income Taxes                      $  830,520    $  530,591    $  875,556
                                        =======       =======       =======

SUPPLEMENTAL SCHEDULE OF NONCASH
 INVESTING AND FINANCING ACTIVITIES:

 Long-Term Debt Assumed or Issued for:

  Equipment Purchases or
   Capital Leases                    $   41,053    $   67,076    $  112,932
                                        =======       =======       =======
 Unrealized Holding Gain (Loss) on
  Securities                         $   24,832    $ (  4,358 ) $ ( 48,730 )
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






The Accompanying Notes are an Integral Part of These Consolidated Financial Statements

                             PARADISE, INC.
                            AND SUBSIDIARIES
                            ================

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003, 2002 AND 2001
--------------------------------

NOTE 1:  SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
---------------------------
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, after elimination of all material intercompany transactions and profits.

Use of Estimates
----------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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



NOTE 2:  INVENTORIES

                                2003             2002            2001
                               ------           ------          ------

Supplies                    $   192,452      $   192,452      $   148,157
Raw Materials                 1,165,530          885,897        1,312,164
Work in Progress                425,444          434,450          371,624
Finished Goods                4,672,424        4,940,187        3,832,046
                              ---------        ---------        ---------

TOTAL                       $ 6,455,850      $ 6,452,986      $ 5,663,991
                              =========        =========        =========

Inventories are valued at the lower of cost (first-in, first-out) or market. Cost includes material, labor and factory overhead.

Substantially all inventories are pledged as collateral for certain short-term obligations.


NOTE 3:  PROPERTY, PLANT AND EQUIPMENT

                                     2003            2002           2001
                                    ------          ------         ------

Land and Improvements            $   856,040     $   856,040     $   856,040
Buildings and Improvements         5,887,707       5,887,432       5,865,036
Machinery and Equipment           12,106,702      13,868,810      14,556,497
                                  ----------      ----------      ----------

Total                             18,850,449      20,612,282      21,277,573
Less:  Accumulated Depreciation   13,174,738      14,788,503      15,394,933
                                  ----------      ----------      ----------

                                   5,675,711       5,823,779       5,882,640
Construction in Progress                                             298,321
                                  ----------      ----------      ----------
NET                              $ 5,675,711     $ 5,823,779     $ 6,180,961
                                  ==========      ==========      ==========


                               PARADISE, INC.
                              AND SUBSIDIARIES
                              ================

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003, 2002 AND 2001
--------------------------------


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

Depreciation expense for the years ended December 31, 2003, 2002 and 2001 was $739,304, $834,470 and $668,127, respectively.


NOTE 4:  INVESTMENT IN MARKETABLE SECURITIES

The Company records unrealized gains and losses on marketable securities available for sale in the stockholders' equity section of its balance sheet as "unrealized holding gain (loss) on securities".

Available-for-sale securities, which are included in other assets in the balance sheet, consist of the following:

                                        2003         2002         2001
                                       ------       ------       ------

Money Market and Mutual Funds,
 at cost                            $  281,009   $  281,601   $  282,173
Gross Unrealized Losses,
 Before Tax                         (   99,342 )  ( 139,155 )  (  82,433 )
                                       -------      -------      -------
Total Marketable Securities,
 at Fair Value                      $  181,667   $  142,446   $  199,740
                                       =======      =======      =======


PARADISE, INC.
AND SUBSIDIARIES
================

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003, 2002 AND 2001
--------------------------------



NOTE 4:  INVESTMENT IN MARKETABLE SECURITIES (CONTINUED)

Proceeds and gross realized gains and losses from the sale of available-for-sale securities and the change in unrealized holding loss were as follows:

                                      2003          2002         2001
                                     ------        ------       ------

Proceeds                            $      0     $       0    $       0
                                      ======        ======       ======
Gross Realized Gains                $      0     $       0    $       0
                                      ======        ======       ======
Gross Realized Losses               $      0     $       0    $       0
                                      ======        ======       ======
Change in Unrealized Loss,
 Before Tax                         $ 39,813     $( 56,722 )  $( 48,730 )
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

NOTE 5:  SHORT-TERM DEBT
                                            2003          2002         2001
                                           ------        ------       ------

Trade acceptances, letters of credit
and other short-term debt.               $ 274,405     $ 97,483     $ 283,052
                                           -------       ------       -------

TOTAL                                    $ 274,405     $ 97,483     $ 283,052
                                           =======       ======       =======


PARADISE, INC.
AND SUBSIDIARIES
================

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003, 2002 AND 2001
--------------------------------

NOTE 5:  SHORT-TERM DEBT (CONTINUED)

The average monthly borrowings and weighted average interest rates were determined by month-end balances. Non-interest bearing letters of credit were included in the aggregate figures.


                                                            WEIGHTED AVERAGE
           2003                       AMOUNT                  INTEREST RATE
          ------                     --------               ----------------
Average bank short-term
 borrowings (monthly)             $  1,539,583                    3.32%

Average aggregate short-term
borrowings (monthly)              $  2,985,413                    2.14%

Maximum aggregate short-term
borrowings (at any month-end)     $  7,249,386

                                                           WEIGHTED AVERAGE
           2002                       AMOUNT                  INTEREST RATE
          ------                     --------               ----------------
Average bank short-term
 borrowings (monthly)              $ 2,227,083                    4.24%

Average aggregate short-term
 borrowings (monthly)              $ 4,054,456                    2.92%

Maximum aggregate short-term
 borrowings (at any month-end)     $ 8,524,779

                                                            WEIGHTED AVERAGE
           2001                       AMOUNT                  INTEREST RATE
          ------                     --------               ----------------
Average bank short-term
 borrowings (monthly)              $ 2,348,005                    5.69%

Average aggregate short-term
 borrowings (monthly)              $ 4,457,113                    4.46%

Maximum aggregate short-term
 borrowings (at any month-end)     $ 9,195,117

PARADISE, INC.
AND SUBSIDIARIES
================

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003, 2002 AND 2001
--------------------------------


NOTE 5:  SHORT-TERM DEBT (CONTINUED)

Pursuant to a loan agreement, a bank has agreed to advance the Company 80% of the Company's eligible receivables and 50% of the Company's eligible inventory. Interest is payable monthly and is computed from a daily floating rate equal to the Eurodollar rate plus an applicable margin. Principal is due May 31, 2005.

This agreement is subject to certain conditions which must be met for the Company to continue borrowing, including debt service coverage and debt to equity ratios, a resting period provision, and other financial covenants.

The amount available to be drawn down based on the available collateral at December 31, 2003 was $3,739,831, at December 31, 2002 was $5,378,165 and at
December 31, 2001 was $3,875,234.


NOTE 6:  LONG-TERM DEBT

                                           2003         2002         2001
                                          ------       ------       ------
Note Payable, Eurodollar rate plus
 applicable margin, collateralized
 by accounts receivable, inventories
 and equipment.  Monthly payments of
 $12,795 plus interest.                 $ 373,190    $ 501,875    $ 584,375

Note Payable, 0% interest,
 collateralized by an automobile.
 Monthly payments of $356.                 12,097       16,366       20,636


Obligations under capital leases.
 Monthly payments totaling $8,886
 including interest at rates ranging
 from 5.54% to 8.25%, collateralized
 by equipment.                            223,674      268,735      298,365
                                          -------      -------      -------

Total Debt                                608,961      786,976      903,376
Less, Current Portion                     235,554      168,395      178,044
                                          -------      -------      -------

LONG-TERM DEBT                          $ 373,407    $ 618,581    $ 725,332
                                          =======      =======      =======


The aggregate principal amounts maturing in each of the subsequent years are:

                         2004            $ 235,554
                         2005              241,402
                         2006              112,880
                         2007               15,580
                         2008                3,545
                      Subsequent
                                           -------

                         Total           $ 608,961
                                           =======


PARADISE, INC.
AND SUBSIDIARIES
================

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003, 2002 AND 2001
--------------------------------


NOTE 7:  LEASES

The Company has certain equipment leases which are classified as capital leases. At December 31, 2003, 2002 and 2001, the amount capitalized was $439,865, $655,529 and $1,198,460, respectively, and the accumulated amortization was $136,199 (2003), $264,829 (2002) and $607,426 (2001). The
amount recognized as an obligation was $223,674, $268,735, $298,365, respectively, which has been included in long-term debt shown in Note 6. Amortization expense is included in depreciation.

The Company leases certain automobiles and office equipment under operating leases ranging in length from thirty-six to sixty months. Lease payments charged to operations amounted to $82,416 (2003), $73,280 (2002) and $69,080
(2001).

At December 31, 2003, future minimum payments required under leases with terms greater than one year, and the present value of minimum capital lease payments, were as follows:

                                                            OPERATING
      YEARS ENDING DECEMBER 31,         CAPITAL LEASES        LEASES
     ---------------------------        --------------      ---------
                2004                       $  90,826        $  53,503
                2005                          90,826           44,550
                2006                          45,326           19,169
                2007                          16,148
                2008                           3,591
                                             -------          -------
     Total Minimum Lease Payments            246,717        $ 117,222
     Less, Amount Representing Interest       23,043          =======
                                             -------
     PRESENT VALUE OF FUTURE MINIMUM
       CAPITAL LEASE PAYMENTS              $ 223,674
                                             =======


NOTE 8:  ACCRUED EXPENSES

                                         2003          2002          2001
                                        ------        ------        ------

Accrued Payroll and Bonuses         $    65,267   $   419,471   $   397,529
Accrued Brokerage Payable               305,295       330,120       345,183
Accrued Pension Cost (Note 9)           147,555       113,870       121,978
Provision for Unrealized Profit
   on Retail Returns                    204,000       273,000       299,000
Other Accrued Expenses                  101,540       124,704       112,639
Coupon Reimbursement                     70,208
Accrued Credit Due to Customers         443,916       347,568       241,877
Accrued Insurance Payable               137,244       142,071       139,263
                                      ---------     ---------     ---------
TOTAL                               $ 1,475,025   $ 1,750,804   $ 1,657,469
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











PARADISE, INC.
AND SUBSIDIARIES
================

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003, 2002 AND 2001
--------------------------------


NOTE 9:  RETIREMENT PLAN

The Company and its subsidiaries have a defined benefit pension plan covering all employees who become eligible for participation in the plan on the semiannual date following one year of service (1,000 hours worked) and the attainment of age 21. The total pension cost for 2003, 2002 and 2001 was $157,854, $98,449 and $72,713, respectively, which includes amortization of past service cost over 10 years. The Company makes annual contributions to fund the plan equal to the amounts deductible for Federal Income Tax purposes. The benefit formula being used is known as the frozen initial liability cost method. The plan's assets consist of fixed income assets, whole life insurance contracts and mutual funds.

The following table sets forth the changes in benefit obligations, changes in plan assets and the reconciliation of funded status for 2003, 2002 and 2001:

                                       2003           2002           2001
                                      ------         ------         ------
Change in Benefit Obligation:
Benefit Obligation at Beginning
 of Year                          $ 2,749,088    $ 2,262,986    $ 2,128,773
Service Cost                          154,688        135,713        113,132
Interest Cost                         163,412        146,510        139,363
Actuarial (Gain) Loss                 244,884        285,415        166,743
Benefits Paid                     (    37,488 )  (    81,536 )  (    13,208 )
Settlement Amount                                               (   314,515 )
EGTRRA Changes                                                       42,698
                                    ---------      ---------      ---------
Benefit Obligation at End of Year   3,274,584      2,749,088      2,262,986
                                    ---------      ---------      ---------
Change in Plan Assets:
Fair Value of Plan Assets at
 Beginning of Year                  2,328,805      2,288,285      2,036,842
Actual Return on Plan Assets          187,421         15,499        479,980
Employer Contributions                124,169        106,557         99,186
Benefits Paid                     (    37,488 )  (    81,536 )  (    13,208 )
Settlement Amount                                               (   314,515 )
                                    ---------      ---------      ---------
Fair Value of Plan Assets at
 End of Year                        2,602,907      2,328,805      2,288,285
                                    ---------      ---------      ---------





PARADISE, INC.
AND SUBSIDIARIES
================

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003, 2002 AND 2001
--------------------------------


NOTE 9:  RETIREMENT PLAN (CONTINUED)

                                       2003           2002           2001
                                      ------         ------         ------
Reconciliation of Funded Status:
Funded Status (Underfunded)
 Overfunded                       (   671,677 )  (   420,283 )       25,299
Unrecognized Net Actuarial Loss       631,798        447,147         25,613
Unrecognized Transition Obligation                                      902
Unrecognized Prior Service Cost   (   107,676 )  (   140,734 )  (   173,792 )
                                    ---------      ---------      ---------

Accrued Benefit Cost             $(   147,555 ) $(   113,870 ) $(   121,978 )
                                    =========      =========      =========

The Net Periodic Benefit Cost for 2003, 2002 and 2001 included the following components:

                                       2003           2002           2001
                                      ------         ------         ------

Service Cost                       $  154,688     $  135,713     $  113,132
Interest Cost                         163,412        146,510        139,363
Expected Return on Plan Assets     (  142,257 )   (  151,618 )   (  161,572 )
Recognized Net Actuarial (Gain)
 Loss                                  15,069
Amortization of Transition
 Obligation                                              902         14,949
Amortization of Prior Service
 Cost                              (   33,058 )   (   33,058 )   (   36,788 )
Loss on Settlement                                                    3,629
                                      -------        -------        -------

Net Periodic Benefit Cost          $  157,854     $   98,449     $   72,713
                                      =======        =======        =======


Weighted-Average Assumptions Used:

                                       2003           2002           2001
                                      ------         ------         ------

Discount Rate                          5.50%          6.00%          6.50%
Expected Long-Term Rate of Return      6.00%          6.00%          6.50%
Rate of Compensation Increase          3.96%          4.01%          4.05%

In amortizing prior service costs, a straight-line amortization of the cost over the average remaining service period of employees expected to receive benefits under the plan is used. A settlement took place during 2001 as a result of lump-sum cash payments. The resulting recognized loss was $3,629 for 2001.


PARADISE, INC.
AND SUBSIDIARIES
================

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003, 2002 AND 2001
--------------------------------


NOTE 10:  PROVISION FOR FEDERAL AND STATE INCOME TAXES

The provisions for income taxes are comprised of the following amounts:

                                       2003           2002           2001
                                      ------         ------         ------
CURRENT:
Federal                             $ 262,626      $ 640,053      $ 567,237
State                                  44,836        109,477         97,123
                                      -------        -------        -------
                                      307,462        749,530        664,360
                                      -------        -------        -------
DEFERRED:
Federal                                93,249         68,071         35,527
State                                  15,962         11,652          6,081
                                      -------        -------        -------
                                      109,211         79,723         41,608
                                      -------        -------        -------
TOTAL PROVISION FOR
INCOME TAXES                        $ 416,673      $ 829,253      $ 705,968
                                      =======        =======        =======

A reconciliation of the differences between the effective income tax rate and the statutory Federal income tax rate follows:

                                       2003           2002           2001
                                      ------         ------         ------
Income Taxes Computed at
 Statutory Rate                     $ 344,768      $ 691,788      $ 599,827
State Income Tax, Net of Federal
 Income Tax Benefit                    40,127         79,945         68,115
Other, Net                             31,778         57,520         38,026
                                      -------        -------        -------

PROVISION FOR INCOME TAXES          $ 416,673      $ 829,253      $ 705,968
                                      =======        =======        =======

EFFECTIVE TAX RATE                      41.1%          40.8%          40.0%
                                        ====           ====           ====


NOTE 11:  EARNINGS PER COMMON SHARE

Basic and diluted earnings per common share are based on the weighted average number of shares outstanding and assumed to be outstanding during the year (519,350 shares in 2003, 2002 and 2001 for basic) and (519,350 shares in 2003,
2002 and 2001 for diluted).


PARADISE, INC.
AND SUBSIDIARIES
================

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003, 2002 AND 2001
--------------------------------


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

                                  YEAR              YEAR             YEAR
                                  ENDED             ENDED            ENDED
NET SALES IN EACH SEGMENT         2003              2002             2001
                                 ------            ------           ------
Candied Fruit:
Sales to Unaffiliated
 Customers                   $ 16,601,065      $ 18,361,068     $ 18,901,979

Molded Plastics:
Sales to Unaffiliated
 Customers                      4,958,908         4,756,422        4,343,975
                               ----------        ----------       ----------

NET SALES                    $ 21,559,973      $ 23,117,490     $ 23,245,954
                               ==========        ==========       ==========


PARADISE, INC.
AND SUBSIDIARIES
================

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003, 2002 AND 2001
--------------------------------


NOTE 12:  BUSINESS SEGMENT DATA (CONTINUED)

                                  YEAR              YEAR             YEAR
                                  ENDED             ENDED            ENDED
                                  2003              2002             2001
                                 ------            ------           ------
THE OPERATING PROFIT OF
EACH SEGMENT IS LISTED BELOW

Candied Fruit                 $ 4,524,929       $ 5,711,391      $ 5,545,254

Molded Plastics                 1,057,554         1,324,099        1,181,379
                                ---------         ---------        ---------

OPERATING PROFIT OF SEGMENTS    5,582,483         7,035,490        6,726,633

General Corporate Expenses,
 Net                          ( 4,507,506 )     ( 4,864,792 )    ( 4,733,212 )
Interest Expense              (    91,648 )     (   168,011 )    (   280,738 )
Other Income                       30,696            31,985           51,513
                                ---------         ---------        ---------
INCOME BEFORE PROVISION FOR
INCOME TAXES                  $ 1,014,025       $ 2,034,672      $ 1,764,196
                                =========         =========        =========

Operating profit is composed of net sales, less direct costs and overhead costs associated with each segment. Due to the high degree of integration between the segments of the Company, it is not practical to allocate general corporate expenses, interest, and other income between the various segments.

                                  YEAR              YEAR             YEAR
                                  ENDED             ENDED            ENDED
                                  2003              2002             2001
                                 ------            ------           ------
IDENTIFIABLE ASSETS OF EACH
SEGMENT ARE LISTED BELOW

Candied Fruit                $  9,465,206      $ 11,237,064     $  9,368,805

Molded Plastics                 2,933,248         3,064,107        2,998,411
                               ----------        ----------       ----------

Identifiable Assets            12,398,454        14,301,171       12,367,216

General Corporate Assets        6,299,598         4,178,787        5,573,400
                               ----------        ----------       ----------

TOTAL ASSETS                 $ 18,698,052      $ 18,479,958     $ 17,940,616
                               ==========        ==========       ==========


PARADISE, INC.
AND SUBSIDIARIES
================

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003, 2002 AND 2001
--------------------------------


NOTE 12:  BUSINESS SEGMENT DATA (CONTINUED)

Identifiable assets by segment are those assets that are principally used in the operations of each segment. General corporate assets are principally cash, land and buildings, and investments.

                                   YEAR              YEAR             YEAR
                                   ENDED             ENDED            ENDED
                                   2003              2002             2001
                                  ------            ------           ------
DEPRECIATION AND
AMORTIZATION EXPENSE OF
EACH SEGMENT ARE LISTED BELOW

Candied Fruit                   $ 385,387         $ 449,796        $ 403,456

Molded Plastics                   204,323           238,620          205,365
                                  -------           -------          -------
Segment Depreciation and
Amortization Expense              589,710           688,416          608,821

General Corporate Depreciation
and Amortization Expense          169,339           164,826           71,939
                                  -------           -------          -------
TOTAL DEPRECIATION AND
AMORTIZATION EXPENSE            $ 759,049         $ 853,242        $ 680,760
                                  =======           =======          =======

                                  YEAR              YEAR             YEAR
                                  ENDED             ENDED            ENDED
                                  2003              2002             2001
                                 ------            ------           ------
CAPITAL EXPENDITURES OF
EACH SEGMENT ARE LISTED BELOW

Candied Fruit                  $  261,512       $   264,855      $   192,781

Molded Plastics                   282,438           119,484          438,371
                                ---------         ---------        ---------

Segment Capital Expenditures      543,950           384,339          631,152

General Corporate Capital
 Expenditures                      54,458           136,316          426,313
                                ---------         ---------        ---------

TOTAL CAPITAL EXPENDITURES     $  598,408       $   520,655      $ 1,057,465
                                =========         =========        =========

The Company conducts operations only within the United States. Foreign sales are insignificant; primarily all sales are to domestic companies.


PARADISE, INC.
AND SUBSIDIARIES
================

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003, 2002 AND 2001
--------------------------------


NOTE 13:  MAJOR CUSTOMERS

With the continuing acquisitions, mergers and other consolidations in the supermarket industry, there is increasing concentration of candied fruit buying activity. During 2003, the Company derived nearly 14% of its consolidated revenues from affiliated companies Wal-Mart Stores, Inc. and Sam's Club. These customers are not affiliated with Paradise, Inc. in any way, and have exclusive use of a Paradise-owned controlled brand. In addition, plastics sales to Aqua Cal, Inc. accounted for 12% of the Company's consolidated revenues. The loss of any of these customers would have a material adverse effect on operating earnings.


NOTE 14:  CONCENTRATION OF CREDIT RISK

Financial instruments which potentially subject the Company to concentration of credit risk consist principally of cash equivalents and unsecured trade receivables. The Company's cash equivalents are maintained with several financial institutions located in Florida. Accounts at each institution are secured by the Federal Deposit Insurance Corporation up to $100,000. Uninsured balances aggregate to $2,620,637 at December 31, 2003. The Company grants credit to customers, substantially all of whom are located in the United States. The Company's ability to collect these receivables is dependent upon economic conditions in the United States and the financial condition of its customers.




NOTE 15:  DEFERRED INCOME TAXES

The Company recognizes deferred tax assets and liabilities for future tax consequences of events that have been previously recognized in the Company's financial statements or tax returns. The measurement of deferred tax assets and liabilities is based on provisions of the enacted tax law; the effects of future changes in tax laws or rates are not anticipated.

Significant components of the Company's deferred tax assets and liabilities at December 31, 2003, 2002 and 2001 were:

                                         2003           2002           2001
                                        ------         ------         ------

Deferred Tax Assets resulting from:
 Inventory Valuation                  $ 191,836      $ 217,738      $ 196,581
 Book Provision for Loss of Profits      76,765        102,730        112,514
 Contribution Carryforward                                             16,358
 Unrealized Loss on Investments          37,382         52,364
                                        -------        -------        -------
  Total Deferred Tax Assets             305,983        372,832        325,453
                                        -------        -------        -------


PARADISE, INC.
AND SUBSIDIARIES
================

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003, 2002 AND 2001
--------------------------------


NOTE 15:  DEFERRED INCOME TAXES (CONTINUED)

                                          2003          2002          2001
                                         ------        ------        ------

Deferred Tax Liabilities resulting from:
  Tax over Book Depreciation             494,273       436,929       362,191
                                         -------       -------       -------
Total Deferred Tax Liabilities           494,273       436,929       362,191
                                         -------       -------       -------

Net Deferred Tax (Asset) Liability     $ 188,290     $  64,097     $  36,738
                                         =======       =======       =======
The Net Deferred Tax (Asset)
 Liability is reflected in the
 Balance Sheet under these captions:
  Deferred Income Tax Asset          $ ( 305,983 ) $ ( 372,832 ) $ ( 325,453 )
  Deferred Income Tax Liability          494,273       436,929       362,191
                                         -------       -------       -------

                                       $ 188,290     $  64,097   $    36,738
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



















Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                   None


Item 8A.  Controls and Procedures


The Company's Chief Executive Officer and Chief Financial Officer have conducted an evaluation of the Company's disclosure controls and procedures as of December 31, 2003. Based on their evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the applicable Securities and Exchange Commission rules and forms. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the most recent evaluation of these controls by the Company's Chief Executive Officer and Chief Financial Officer. No significant deficiencies or material weaknesses in the Company's internal controls were identified therefore no corrective actions were taken.
















PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16 (a) of the Exchange Act

                    Directors of the Registrant
                    ---------------------------

Melvin S. Gordon -           CEO and Chairman of the Registrant, 70 years old.
                             Term of office will expire at next stockholders' meeting. Officer with Registrant past 39 years.

Eugene L. Weiner -           Vice-President of the Registrant, 72 years old.
                             Term of office will expire at next stockholders' meeting. Officer with Registrant past 38 years.
                             (See note on page III-2)

Randy S. Gordon -            President of the Registrant, 48 years old. Term
                             of office will expire at next stockholders' meeting. Employee or officer of Registrant past
                             25 years.

Tracy W. Schulis -           Senior Vice-President and Secretary of the
                             Registrant, 47 years old. Term of office will expire at next stockholders' meeting. Employee or officer of Registrant past 24 years.

Mark H. Gordon -             Executive Vice-President of the Registrant, 41
                             years old. Term of office will expire at next stockholders' meeting. Employee or Officer of Registrant past 18 years.

                    Executive Officers of the Registrant
                    ------------------------------------

Melvin S. Gordon -           CEO and Chairman, 70 years old.  Term of office
                             will expire at next annual directors' meeting.
                             Officer with Registrant past 39 years.

Eugene L. Weiner -           Vice-President, 72 years old.  Term of office
                             will expire at next annual directors' meeting.
                             Officer with Registrant past 38 years.

Randy S. Gordon -            President, 48 years old.  Term of office will
                             expire at next annual directors' meeting.
                             Employee or officer of Registrant past 25 years.

Tracy W. Schulis -           Senior Vice-President and Secretary, 47 years
                             old.  Term of office will expire at next annual
                             directors' meeting.   Employee or officer of
                             Registrant past 24 years.

Mark H. Gordon -             Executive Vice-President, 41 years old.  Term of
                             office will expire at next annual directors' meeting. Employee or Officer of Registrant past
                             18 years.

Jack M. Laskowitz -          CFO and Treasurer, 47 years old.  Term of office
                             will expire at annual directors' meeting.
                             Employee or officer with Registrant past 3 years.


                                    III-1


Item 9.  Directors and Executive Officers of the Registrant (Continued)

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

Melvin S. Gordon is the father of Randy S. Gordon and Mark H. Gordon and the father-in-law of Tracy W. Schulis.


Audit Committee Financial Expert
--------------------------------

Rules recently adopted by the Securities and Exchange Commission (the "SEC") to implement sections of the Sarbanes-Oxley Act of 2002 (the "Act") require disclosure of whether the Company has an audit committee financial expert on its audit committee. The Company has not formally designated an audit committee; however, the Act stipulates that if no such committee exists, then the audit committee is the entire board of directors.

The Company's Board of Directors has determined that Eugene L. Weiner, is "an audit committee financial expert". Eugene L. Weiner is a Director and also a Vice-President of the Company and therefore is not independent of management.


Code of Ethics
--------------

The Company has not adopted a code of ethics that applies to the Company's chief executive officer and chief financial officer. The Company is in the process of developing such a code. Until it is developed and adopted, the Company's management intends to promote honest and ethical conduct, full and fair disclosure in filings with the SEC and compliance with applicable governmental laws and regulations.







                                     III-2


Item 10.  Executive Compensation

(a) and (b)  The following summary compensation table sets forth all remuneration paid or accrued by the Company and its subsidiaries for the years ended December 31, 2003, 2002 and 2001 to its Chief Executive Officer and the four other highest paid executive officers whose total remuneration exceeded $100,000.

                             COMPENSATION
                             ------------
NAME AND PRINCIPAL                                           BENEFITS UPON
    POSITION             YEAR    SALARY (1)    BONUS       RETIREMENT (2) (3)
--------------------     ----    ----------   -------     -------------------
Melvin S. Gordon,
 Chief Exec. Officer     2003    $ 352,366   $  - 0 -            (4)
                         2002      352,217     82,950
                         2001      349,642     71,000

Eugene L. Weiner,
 Vice-President          2002      206,602     63,000            (5)
                         2001      312,625     63,000

Randy S. Gordon,
 President               2003      206,601      - 0 -         $ 72,000
                         2002      206,515     51,720           72,108
                         2001      180,807     44,331           71,327

Tracy W. Schulis,
 Senior Vice-President
  and Secretary          2003      206,345      - 0 -           72,000
                         2002      206,266     51,720           72,108
                         2001      180,496     44,331           71,327

Mark H. Gordon,
 Executive Vice-
  President              2003      205,786      - 0 -           72,000
                         2002      205,788     51,720           72,108
                         2001      180,291     44,331           71,327

Jack M. Laskowitz,
 Chief Financial Officer 2003       98,275      2,500           22,656


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

             Not applicable

(e)  Long-Term Incentive Plan Awards Table
     -------------------------------------

             Not Applicable


Item 11.  Security Ownership of Certain Beneficial Owners and Management

(a) The following table sets forth as of December 31, 2003, information concerning the beneficial ownership of the common stock of the Company by the persons who own, are known by the company to own, or who the Company has been advised have filed with the S.E.C. declarations of beneficial ownership, of more than 5% of the outstanding common stock.













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



                                    III-5


Item 12.  Certain Relationships and Related Transactions
          ----------------------------------------------

          None

Item 13.  Exhibits and Reports on Form 8-K
          --------------------------------

(a)   Exhibit (3) - Articles of Incorporation and By-Laws (Incorporated by
                    reference from Exhibits to Paradise, Inc.'s Annual Report on Form 10-KSB for the year ended December 31, 1993, filed on March 31, 1994)


      Exhibit (11) - Statement Re: Computation of Per Share Earnings
                     (Incorporated by reference from Exhibits to page II-24 of this Form 10-KSB)

      Exhibit (21) - Subsidiaries of the Small Business Issuer (filed herewith)


      Exhibit (31.1) - Certification of Chief Executive Officer pursuant to
                       Rule 13a-14(a) (filed herewith)

      Exhibit (31.2) - Certification of Chief Financial Officer pursuant to
                       Rule 13a-14(a) (filed herewith)

      Exhibit (32.1) - Certification of Chief Executive Officer pursuant to
                       18 U.S.C. Section 1350 (filed herewith)

      Exhibit (32.2) - Certification of Chief Financial Officer pursuant to
                       18 U.S.C. Section 1350 (filed herewith)


(b)    Reports on Form 8-K
       -------------------

       No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 2003.














                                    III-6


Item 14.  Principal Accountant Fees and Services
          --------------------------------------

Audit Fees
----------

The aggregate fees billed for professional services rendered by Bella, Hermida, Gillman, Hancock & Mueller for the audit of the Company's annual financial statements and review of financial statements included in the Company's Forms 10-QSB for fiscal years 2003 and 2002 were $62,400 and $83,700, respectively. At the time of this filing, not all audit fees had been billed for the 2003 fiscal year.

Audit-Related Fees
------------------

The aggregate fees billed in fiscal years 2003 and 2002 for assurance and related services by Bella, Hermida, Gillman, Hancock & Mueller that were reasonably related to the performance of the audit or review of the Company's financial statements were $22,050 and $4,975, respectively. The nature of those services was employee benefit plan audits, due diligence related to potential acquisitions, and accounting consultations in connection with potential acquisitions.

Tax Fees
--------

The aggregate fees billed in fiscal years 2003 and 2002 for professional services rendered by Bella, Hermida, Gillman, Hancock & Mueller for tax compliance, tax advice and tax planning were $21,697 and $18,400, respectively. The nature of those services involved the preparation of federal, state and local tax returns, tax payment-planning services and preparation of employee benefit plan tax forms.

All Other Fees
--------------

No fees were billed in fiscal years 2003 and 2002 for professional services rendered by Bella, Hermida, Gillman, Hancock & Mueller for other products or services.

The Company has not formally designated an audit committee and as a result, the entire board of directors performs the duties of an audit committee. It's the Board's policy to pre-approve all services provided by Bella, Hermida, Gillman, Hancock & Mueller effective as of May 6, 2003. Since all services provided by the principal accountant are pre-approved, the Company does not rely on pre-approval policies and procedures.









                                    III-7


                              SIGNATURES
                              ----------

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



March 29, 2004                                       PARADISE, INC.
--------------
Date
                                                     /s/ Melvin S. Gordon
                                                     --------------------
                                                     Melvin S. Gordon
                                                     CEO and Chairman


In accordance with the Exchange Act this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.



/s/ Melvin S. Gordon          CEO, Chairman               March 29, 2004
----------------------         and Director               --------------
 Melvin S. Gordon                                         Date


/s/ Eugene L. Weiner          Vice-President              March 29, 2004
----------------------         and Director               --------------
 Eugene L. Weiner                                         Date


/s/ Randy S. Gordon           President and Director      March 29, 2004
----------------------                                    --------------
 Randy S. Gordon                                          Date


/s/ Tracy W. Schulis          Senior Vice-President,      March 29, 2004
----------------------         Secretary and Director     --------------
 Tracy W. Schulis                                         Date


/s/ Mark H. Gordon            Executive Vice-President    March 29, 2004
----------------------         and Director               --------------
 Mark H. Gordon                                           Date


/s/ Jack M. Laskowitz         CFO and Treasurer           March 29, 2004
----------------------                                    --------------
 Jack M. Laskowitz                                        Date



                                   III-8