Form 10QSB
period 2004-03-31
PARADISE INC
filed 2004-05-17
CIK 76149

FORM 10 - QSB

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


(X) Quarterly report pursuant to section 13 or 15(d) of the Securities Act of 1934.

        For the quarterly period ended March 31, 2004

                            or

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

Yes X ;    No
   ---       ---.

The number of shares outstanding of each of the issuer's classes of common
Stock:

          Class                          Outstanding as of March 31,
          -----                          ---------------------------
                                          2004               2003
                                          ----               ----
       Common Stock
      $0.30 Par Value                519,350 Shares      519,350 Shares










PARADISE, INC.                   COMMISSION FILE NO. 0-3026

PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements

                   PARADISE, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS
                             (UNAUDITED)
                  ---------------------------------

                                        AS OF MARCH 31,
                                       ---------------
                                      2004           2003
                                      ----           ----
ASSETS
------

CURRENT ASSETS:
 Cash and Unrestricted
  Demand Deposits                 $ 1,512,897    $   823,434
 Accounts and Notes
  Receivable, Less
  Allowances of $-0-
  (2004 and 2003)                     983,947        901,823
 Inventories:
  Raw Materials                     1,916,649      2,278,141
  Work in Process                      10,986         21,644
  Finished Goods                    6,892,915      6,730,246
 Deferred Income Tax Asset            305,983        372,832
 Income Tax Refund
  Receivable                          452,537        141,948
 Prepaid Expenses and Other
  Current Assets                      329,237        383,595
                                   ----------     ----------

   TOTAL CURRENT ASSETS            12,405,151     11,653,663

 Property, Plant and Equipment,
  Less Accumulated Depreciation
  of $13,359,927 (2004) and
  $14,972,825 (2003)                5,509,413      5,782,676
 Deferred Charges and Other
  Assets                              649,344        570,697
                                   ----------     ----------

TOTAL ASSETS                     $ 18,563,908   $ 18,007,036
                                   ==========     ==========






See Accompanying Notes to these Consolidated Financial Statements (Unaudited)








LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

                                       AS OF MARCH 31,
                                      ---------------
                                     2004           2003
                                     ----           ----

CURRENT LIABILITIES:
 Notes and Trade Acceptances
  Payable                        $    176,925   $     58,612
 Current Portion of Long-Term
  Debt                                251,085        152,166
 Accounts Payable                   1,175,505      1,872,047
 Accrued Liabilities                  661,986        776,018
                                    ---------      ---------

   TOTAL CURRENT LIABILITIES        2,265,501      2,858,843


LONG-TERM DEBT, NET OF CURRENT
 PORTION                            1,095,998        593,581

DEFERRED INCOME TAX LIABILITY         494,273        436,929
                                    ---------      ---------

   TOTAL LIABILITIES                3,855,772      3,889,353
                                    ---------      ---------

STOCKHOLDERS' EQUITY:
 Common Stock: $.30 Par Value,
   2,000,000 Shares Authorized,
   583,094 Shares Issued,
   519,350 Shares Outstanding         174,928        174,928
 Capital in Excess of Par Value     1,288,793      1,288,793
 Retained Earnings                 13,583,293     13,017,672
 Unrealized Holding Gain (Loss)
  on Securities                   (    61,959 )  (    86,791 )
 Treasury Stock, at Cost,
  63,744 Shares                   (   276,919 )  (   276,919 )
                                   ----------     ----------

   Total Stockholders' Equity      14,708,136     14,117,683
                                   ----------     ----------
TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY            $ 18,563,908   $ 18,007,036
                                   ==========     ==========







See Accompanying Notes to these Consolidated Financial Statements (Unaudited)







                       PARADISE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                                (UNAUDITED)
                     -----------------------------------

                               FOR THE THREE MONTHS ENDED
                               --------------------------
                                         MARCH 31
                                         --------
                                   2004            2003
                                   ----            ----

Net Sales                     $  1,889,826    $  1,938,866
                                 ---------       ---------

Costs and Expenses:
 Cost of Goods Sold
  (excluding Depreciation)       1,551,216       1,679,414
 Selling, General and
  Administrative Expense           776,922         772,852
 Depreciation and Amortization     189,967         190,429
 Interest Expense                   10,877           9,274
                                 ---------       ---------

   Total Costs and Expenses      2,528,982       2,651,969
                                 ---------       ---------

Loss from Operations           (   639,156 )   (   713,103 )

Other Income                         2,343           4,151
                                 ---------       ---------
Loss from Operations Before
 Provision for Income Taxes    (   636,813 )   (   708,952 )

Provision for Income Taxes               0               0
                                 ---------       ---------

Net Loss                      $(   636,813 )  $(   708,952 )
                                 =========       =========



Loss per Common Share            $( 1.23 )       $( 1.37 )
                                    ====            ====




See Accompanying Notes to these Consolidated Financial Statements (Unaudited)








                    PARADISE, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (UNAUDITED)
                ---------------------------------------

                                      FOR THE THREE MONTHS ENDED
                                      --------------------------
                                               MARCH 31,
                                               ---------
                                          2004             2003
                                          ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Loss                            $(   636,813 )   $(   708,952 )
 Adjustments to Reconcile Net
  Loss to Net Cash Used in
  Operating Activities:
   Depreciation and Amortization          189,967          190,429
   Decrease (Increase) in:
    Accounts Receivable                   646,363        2,484,664
    Inventories                       ( 2,364,700 )    ( 2,577,045 )
    Prepaid Expenses                      100,273          158,744
    Other Assets                            2,400      (    11,389 )
    Income Tax Receivable                              (   140,630 )
   Increase (Decrease) in:
    Accounts Payable                      783,914        1,557,036
    Accrued Expense                   (   921,887 )    ( 1,161,536 )
    Income Taxes Payable                               (    79,370 )
                                        ---------        ---------

     Net Cash Used in
      Operating Activities            ( 2,200,483 )    (   288,049 )
                                        ---------        ---------

CASH FLOWS FROM INVESTING
 ACTIVITIES:
 Purchase of Property and
  Equipment                           (    18,891 )    (   143,219 )
                                        ---------        ---------

   Net Cash Used in
    Investing Activities              (    18,891 )    (   143,219 )
                                        ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from Issuance of
  Long-Term Debt                          800,000
 Net Proceeds (Repayments) of
  Short-Term Debt                     (    97,480 )    (    38,871 )
 Principal Payments of Long-Term
  Debt                                (    61,878 )    (    41,229 )
 Loan Cost Payments                   (    18,970 )
                                        ---------        ---------

   Net Cash Provided by (Used in)
    Financing Activities                  621,672      (    80,100 )
                                        ---------        ---------

   Net Decrease in Cash               ( 1,597,702 )    (   511,368 )


CASH AT BEGINNING OF PERIOD             3,110,599        1,334,802
                                        ---------        ---------

CASH AT END OF PERIOD                $  1,512,897     $    823,434
                                        =========        =========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for:
    Interest                        $      10,877     $     10,372
                                        =========        =========

    Income Taxes                    $           0     $    220,000
                                        =========        =========



See Accompanying Notes to these Consolidated Financial Statements (Unaudited)



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

The information furnished herein reflects all adjustments and accruals that management believes is necessary to fairly state the operating results for the respective periods. The notes to the financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company's Form 10-KSB for the year ended December 31, 2003. The Company's management believes that the disclosures are sufficient for interim financial reporting purposes.



Note 2     Net Loss per Share
--------------------------------------

Net loss per share, assuming no dilution, are based on the weighted average number of shares outstanding during the period: 519,350
(2004 and 2003).



Note 3     Business Segment Data
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

                                    Three Months         Three Months
                                       Ended                Ended
                                   March 31, 2004       March 31, 2003
                                   --------------       --------------

Net Sales in Each Segment
-------------------------

Fruit:
 Sales to Unaffiliated Customers     $   598,690         $   657,950

Molded Plastics:
 Sales to Unaffiliated Customers       1,291,136           1,280,916
                                       ---------           ---------

Net Sales                            $ 1,889,826         $ 1,938,866
                                       =========           =========

For the three month period ended March 31, 2004 and 2003, sales of frozen strawberry products totaled $187,457 and $298,439, respectively.

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




                                   Three Months         Three Months
                                      Ended                Ended
                                  March 31, 2004       March 31, 2003
                                  --------------       --------------

Identifiable Assets of Each
 Segment are Listed Below
---------------------------

Fruit                              $ 10,601,471         $ 10,725,086

Molded Plastics                       3,387,477            3,668,204
                                     ----------           ----------

Identifiable Assets                  13,988,948           14,393,290

General Corporate Assets              4,574,960            3,613,746
                                     ----------           ----------

Total Assets                       $ 18,563,908         $ 18,007,036
                                     ==========           ==========


Identifiable assets by segment are those assets that are principally used in the operations of each segment. General corporate assets are principally cash, land and buildings, and investments.



Note 4     Subsequent Event
-----------------------------

On May 13, 2004, Paradise, Inc. acquired 100 percent of the outstanding shares of Mastercraft Products Corporation, at a cost of $806,773. Mastercraft Products Corporation manufactures and sells custom plastic and related products. The acquisition was made to increase the Company's customer base and add new products to the Company's existing line of plastics goods.













Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
------------------------------------------------------------------------

Overview
--------

The Company has two major segments of business: (1) the core business of glace' fruit, which includes the production of frozen strawberry products, accounted for 77% of total net sales during 2003, and (2) plastics molding, which represented the balance of sales, and includes all injection molding and thermoforming operations. Plastics molding includes the manufacture of plastic containers for the Company's fruit products. However, only sales to unaffiliated customers are reported and consolidated in the financial statements.

Glace' fruit is used primarily as an ingredient for Thanksgiving and Christmas holiday confections. Therefore, sales in this segment are highly seasonal, with approximately 85% of total annual shipments made during the period beginning the second week in September, and ending in early November each year. However, in order to make timely deliveries during this period of peak demand, the Company must manufacture products for approximately ten to eleven months each year, building large inventories and accruing expenses without significant offsetting income. This requires large borrowings for short-term working capital, and results in the accrual of material losses in income, which often persists well into the third quarter.

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


The First Quarter
-----------------

Paradise, Inc.'s fruit segment net sales declined by 9% primarily due to the limited amount of frozen strawberry products available for sale during the first quarter of 2004 as compared to the first quarter of 2003. As mentioned in previous filings, Paradise, Inc. will enter the frozen strawberry business if market conditions at time of harvest forecast a reasonable level of profit. During the harvest season of 2003, existing market conditions combined with the amount of product remaining in year end 2002 inventory did not warrant the additional production of frozen strawberry products. In the plastics segment, sales to unaffiliated customers continued to be positive as plastics sales accounted for 68% of Paradise, Inc.'s overall net sales compared to 66% for the first quarter of 2003.

Excluding the sales and related costs of frozen strawberries for the first quarter of 2004 and the comparative quarter of 2003, cost of goods sold as a percentage of sales increased over 3% as the Company began to absorb increases in labor, natural gas and other energy related items. However, with over 95% of the Company's manufacturing cost for its glace' fruit products yet to be incurred, it is too early to determine the effect recent increases in natural gas, fuel and eventually additional surcharges for freight deliveries will have on the overall cost to produce the Company's glace' fruit inventory.
Selling, general and administrative expenses increased less than 1% for the first quarter of 2004 as compared to the first quarter of 2003. Increases in pension and professional service fees incurred during the first quarter of 2004 were offset with the reduction in cost of storing and warehousing frozen strawberry inventory. Depreciation and amortization expenses were basically unchanged as additions to the Company's plant, property and equipment were slightly less than the amount of assets retired during the comparative reporting period.

Interest expense for the first quarter of 2004 remained in line with the prior year's first quarter interest expense on the Company's long-term debt. It should be noted there were no borrowings on the Company's revolving short-term working capital loans during the first quarter of 2004.


Summary
-------

Overall net sales from operations decreased by 2.5% as the Company's revenue from the sale of available frozen strawberry products from year end inventory declined during the first quarter of 2004 as compared to the previous reporting period. Sales from the Company's plastics segment remained strong, generating 68% of Paradise, Inc.'s overall first quarter 2004 net sales compared to 66% during the first quarter of 2003. However, with less than 9% of total anticipated annual net sales recognized to date, it is management's opinion that no reasonable year-end projection of earnings can be developed from the Company's first quarter 2004 filing.


ITEM 3.   Controls and Procedures
-----------------------------------

The Company's Chief Executive Officer and Chief Financial Officer have, within 90 days of the filing date of this quarterly report, evaluated the Company's disclosure controls and procedures. Based on their evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the applicable Securities and Exchange Commission rules and forms. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the most recent evaluation of these controls by the Company's Chief Executive Officer and Chief Financial Officer. No significant deficiencies or material weaknesses in the Company's internal controls were identified therefore no corrective actions were taken.




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


                  PARADISE, INC.
                  A Florida Corporation

                  /s/ Melvin S. Gordon              Date:  May 17, 2004
                  -----------------------------
                  Melvin S. Gordon
                  Chief Executive Officer and Chairman



                  /s/ Jack M. Laskowitz             Date:  May 17, 2004
                  ------------------------------
                  Jack M. Laskowitz
                  Chief Financial Officer and Treasurer