Form 10QSB
period 2004-06-30
PARADISE INC
filed 2004-08-16
CIK 76149

FORM 10 - QSB

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


(X) Quarterly report pursuant to section 13 or 15(d) of the Securities Act of 1934.

        For the quarterly period ended June 30, 2004

                            or

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

          Class                          Outstanding as of June 30,
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
                  ---------------------------------

                                       AS OF JUNE 30,
                                       ---------------
                                     2004           2003
                                     ----           ----
ASSETS
------

CURRENT ASSETS:
 Cash and Unrestricted
  Demand Deposits                $    18,592    $    22,336
 Accounts and Notes
  Receivable, Less
  Allowances of $-0-
  (2004 and 2003)                  1,243,541      1,414,258
 Inventories:
  Raw Materials                    2,689,997      2,390,947
  Work in Process                    551,029        484,221
  Finished Goods                  10,255,014     10,691,856
 Deferred Income Tax Asset           305,983        372,832
 Income Tax Refund
  Receivable                         453,470        156,948
 Prepaid Expenses and Other
  Current Assets                     791,680        818,356
                                  ----------     ----------

   TOTAL CURRENT ASSETS           16,309,306     16,351,754

 Property, Plant and Equipment,
  Less Accumulated Depreciation
  of $13,555,922 (2004) and
  $15,159,792 (2003)               5,646,604      5,678,703
 Deferred Charges and Other
  Assets                             655,778        565,467
 Goodwill                            403,844
 Intangible Asset - Net              123,000
                                  ----------     ----------

TOTAL ASSETS                    $ 23,138,532   $ 22,595,924
                                  ==========     ==========










                                        AS OF JUNE 30,
                                        --------------
                                     2004           2003
                                     ----           ----

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
 Notes and Trade Acceptances
  Payable                       $  2,673,840   $  3,126,550
 Current Portion of Long-Term
  Debt                               252,497        136,400
 Accounts Payable                  2,644,741      2,960,941
 Accrued Liabilities               1,132,629      1,082,416
 Income Tax Payable                   18,271
                                  ----------     ----------

   Total Current Liabilities       6,721,978      7,306,307


LONG-TERM DEBT, NET OF CURRENT
 PORTION                           1,151,946        607,964

DEFERRED INCOME TAX LIABILITY        494,273        436,929
                                  ----------     ----------

   Total Liabilities               8,368,197      8,351,200
                                  ----------     ----------

STOCKHOLDERS' EQUITY:
 Common Stock: $.30 Par Value,
  2,000,000 Shares Authorized,
  583,094 Shares Issued,
  519,350 Shares Outstanding         174,928        174,928
 Capital in Excess of Par Value    1,288,793      1,288,793
 Retained Earnings                13,645,492     13,144,713
 Unrealized Holding Gain (Loss)
  on Securities                  (    61,959 )  (    86,791 )
 Treasury Stock, at Cost,
  63,744 Shares                  (   276,919 )  (   276,919 )
                                  ----------     ----------

   Total Stockholders' Equity     14,770,335     14,244,724
                                  ----------     ----------
TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY           $ 23,138,532   $ 22,595,924
                                  ==========     ==========


See Accompanying Notes to these Consolidated Financial
Statements (Unaudited).







                       PARADISE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                                (UNAUDITED)
                     -----------------------------------

                               FOR THE THREE MONTHS ENDED
                               --------------------------
                                         JUNE 30
                                         -------
                                   2004            2003
                                   ----            ----

Net Sales                      $ 2,077,380     $ 2,049,458
                                 ---------       ---------

Costs and Expenses:
 Cost of Goods Sold
  (excluding Depreciation)         933,649       1,023,706
 Selling, General and
  Administrative Expense           863,895         694,252
 Depreciation and Amortization     200,774         191,039
 Interest Expense                   18,719          28,600
                                 ---------       ---------

   Total Costs and Expenses      2,017,037       1,937,597
                                 ---------       ---------

Income from Operations              60,343         111,861

Other Income                         1,856          15,180
                                 ---------       ---------
Income from Operations
 Before Provision for Income
 Taxes                              62,199         127,041

Provision for Income Taxes               0               0
                                 ---------       ---------

Net Income                     $    62,199     $   127,041
                                 =========       =========



Net Income per
 Common Share                     $ 0.12          $ 0.25
                                    ====            ====









See Accompanying Notes to these Consolidated Financial
Statements (Unaudited).





                       PARADISE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                                (UNAUDITED)
                     -----------------------------------

                                 FOR THE SIX MONTHS ENDED
                                 ------------------------
                                         JUNE 30
                                         -------
                                   2004            2003
                                   ----            ----

Net Sales                      $ 3,967,206     $ 3,988,324
                                 ---------       ---------

Costs and Expenses:
 Cost of Goods Sold
  (excluding Depreciation)       2,484,865       2,703,120
 Selling, General and
  Administrative Expense         1,640,817       1,467,104
 Depreciation and Amortization     390,741         381,468
 Interest Expense                   29,596          37,874
                                 ---------       ---------

   Total Costs and Expenses      4,546,019       4,589,566
                                 ---------       ---------

Loss from Operations            (  578,813 )    (  601,242 )

Other Income                         4,199          19,331
                                 ---------       ---------
Loss from Operations Before
 Provision for Income Taxes     (  574,614 )    (  581,911 )

Provision for Income Taxes               0               0
                                 ---------       ---------

Net Loss                       $(  574,614 )   $(  581,911 )
                                 =========       =========



Net Loss per Common Share        $( 1.11 )       $( 1.12 )
                                    ====            ====








See Accompanying Notes to these Consolidated Financial
Statements (Unaudited).







                    PARADISE, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (UNAUDITED)
                ---------------------------------------

                                      FOR THE SIX MONTHS ENDED
                                      ------------------------
                                             JUNE 30,
                                             --------
                                       2004             2003
                                       ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Loss                         $(   574,614 )   $(   581,911 )
 Adjustments to Reconcile Net
  Loss to Net Cash Used in
  Operating Activities:
   Depreciation and Amortization       390,741          381,468
   Decrease (Increase) in:
    Accounts Receivable                531,440        1,972,229
    Inventories                    ( 6,933,962 )    ( 7,114,038 )
    Prepaid Expenses               (   353,631 )    (   276,017 )
    Other Assets                   (     8,812 )    (    10,230 )
    Income Tax Receivable                           (   155,630 )
   Increase (Decrease) in:
    Accounts Payable                 2,203,335        2,645,930
    Accrued Expense                (   363,407 )    (   673,366 )
    Income Taxes Payable                            (    79,370 )
                                     ---------        ---------

     Net Cash Used in
      Operating Activities         ( 5,108,910 )    ( 3,890,935 )
                                     ---------        ---------

CASH FLOWS FROM INVESTING
 ACTIVITIES:
 Purchase of Property and
  Equipment                        (   200,693 )    (   185,161 )
 Cash Paid for Investment in
  Subsidiary                       (   731,481 )
                                      ---------        ---------

     Net Cash Used in
      Investing Activities         (   932,174 )    (   185,161 )
                                     ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from Issuance of
  Long-Term Debt                       800,000
 Net Proceeds (Repayments) of
  Short-Term Debt                    2,399,435        3,029,067
 Principal Payments of Long-Term
  Debt                             (   127,518 )    (    83,665 )
 Dividends Paid                    (   103,870 )    (   181,772 )
 Loan Cost Payments                (    18,970 )
                                     ---------        ---------

   Net Cash Provided by
    Financing Activities             2,949,077        2,763,630
                                     ---------        ---------

   Net Decrease in Cash            ( 3,092,007 )    ( 1,312,466 )





CASH AT BEGINNING OF PERIOD          3,110,599        1,334,802
                                     ---------        ---------

CASH AT END OF PERIOD             $     18,592     $     22,336
                                     =========        =========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for:
    Interest                      $     29,596     $     38,972
                                     =========        =========

    Income Taxes                  $                $    235,000
                                     =========        =========

SUPPLEMENTAL SCHEDULE OF NONCASH
 INVESTING AND FINANCING ACTIVITIES:

  Long-Term Debt Assumed or Issued for:

    Equipment Purchases or
     Capital Leases               $                $     41,053
                                     =========        =========

    Covenant Not to Compete       $    123,000     $
                                     =========        =========


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


Note 3    Business Segment Data
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


                                      Six Months         Six Months
                                        Ended              Ended
                                    June 30, 2004      June 30, 2003
                                    -------------      -------------

Net Sales in Each Segment
-------------------------

Candied Fruit:
 Sales to Unaffiliated Customers     $   853,504        $ 1,424,849

Molded Plastics:
 Sales to Unaffiliated Customers       3,113,702          2,563,475
                                       ---------          ---------

Net Sales                            $ 3,967,206        $ 3,988,324
                                       =========          =========

For the six month period ended June 30, 2004 and 2003, sales of frozen strawberry products totaled $240,380 and $523,616, respectively.

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




                                      Six Months         Six Months
                                        Ended              Ended
                                    June 30, 2004      June 30, 2003
                                    -------------      -------------

Identifiable Assets of Each
 Segment are Listed Below
---------------------------

Candied Fruit                       $ 14,896,498       $ 15,823,907

Molded Plastics                        4,739,737          3,506,199
                                      ----------         ----------

Identifiable Assets                   19,636,235         19,330,106

General Corporate Assets               3,502,297          3,265,818
                                      ----------         ----------

Total Assets                        $ 23,138,532       $ 22,595,924
                                      ==========         ==========


Identifiable assets by segment are those assets that are principally used in the operations of each segment. General corporate assets are principally cash, land and buildings, and investments.


Note 4     Business Combination
---------------------------------

On May 13, 2004, the Company acquired 100 percent of the outstanding shares of Mastercraft Products Corporation, for a total cost of $887,081. The results of Mastercraft Products Corporation operations have been included in the consolidated financial statements since April 1, 2004. Mastercraft Products Corporation manufactures and sells custom plastic and related products. The acquisition was made to increase the Company's customer base and add new products to the Company's existing line of plastics goods. The source of funds for the acquisition was a combination of the Company's available cash and loan proceeds of $800,000.

The following (unaudited) pro forma consolidated results of operations have been prepared as if the acquisition of Mastercraft Products
Corporation had occurred at January 1, 2003:


                                         Three Months     Three Months
                                            Ended            Ended
                                        June 30, 2004    June 30, 2003
                                        -------------    -------------

     Net Sales                           $  2,077,380     $  2,335,590

     Net Income                                62,199          150,416

     Net Income per Share - Basic                0.12             0.29

     Net Income per Share - Diluted              0.12             0.29



                                          Six Months       Six Months
                                            Ended            Ended
                                        June 30, 2004    June 30, 2003
                                        -------------    -------------

     Net Sales                           $  4,263,784     $  4,564,196

     Net Loss                             (   557,413 )    (   666,718 )

     Net Loss per Share - Basic              (   1.07 )       (   1.28 )

     Net Loss per Share - Diluted            (   1.07 )       (   1.28 )

The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results.








Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
------------------------------------------------------------------------

Overview
--------

The Company's core business, glace' (candied) fruit, which accounted for approximately 77% of total annual net sales during 2003, is highly seasonal. That is because the products are utilized primarily as ingredients for fruitcakes and other winter holiday confections, and nearly 85% of the annual shipments in that segment of business are made during an eight to ten week period, beginning in early September. However, in order to make timely deliveries during this period of peak demand, Paradise must manufacture, package and store products throughout the year, building large inventories, and accruing expenses against which there is little offsetting income. The recording of substantial losses is common well into the fourth quarter, even during the most profitable years. Therefore, it is the opinion of management that only a full year's financial reporting will yield a meaningful measure of the Company's performance.

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

The Company's other segment of business, plastics molding, accounted for approximately 23% of total 2003 net sales, and generally does not have the extreme seasonal variations as the fruit segment. As mentioned, in the Company's first quarter 2004 filing, Paradise, Inc. acquired 100 percent of the outstanding shares of Mastercraft Products Corporation on May 13, 2004. The Company located in Central Florida will operate within the plastics segment of Paradise, Inc. Management is confident that the combination of resources, capabilities and facilities will greatly enhance the sales of plastics products currently offered to clients in the food, medical and high-tech industries located throughout the Southeast. Additional information regarding the acquisition of Mastercraft Products Corporation is disclosed in Note 4 of the enclosed report.

The First Six Months
--------------------

Paradise, Inc.'s overall net sales for the first six months of 2004 decreased by less than 1% compared to the similar reporting period of 2003. This includes $240,727 of net sales contributed to the acquisition of Mastercraft Products Corporation on May 13, 2004.

Fruit segment net sales as a percentage of total net sales decreased by 14% based upon the following reasons. First, the Company's sales of frozen strawberry products, as a percentage of net sales, declined by 7% due to the limited amount of product available for sale during the past six months. As mentioned in previous filings, Paradise, Inc. will enter the frozen strawberry market, if market conditions at time of harvest, project that a reasonable profit level can be achieved. These conditions were not present during the past year. Second, timing differences were realized in the sale of glace' fruit products to several customers whose orders were received and shipped after the end of the current reporting period.

During 2003, these same customer orders were received and shipped prior to the end of the second quarter. With revenue recognition based on shipment date, fluctuations in net sales will occur when these dates vary between reporting periods.

In the Plastics segment, net sales to unaffiliated customers increased by 22% for the first six months of 2004. This increase includes $240,727 in net sales from the acquisition of Mastercraft Products Corporation on May 13, 2004. Primarily, growth in this segment has been achieved by continuing to produce quality plastics products to existing customers. Thus, as customer needs have expanded, the Company has benefited from this increase in demand. In addition, several new accounts secured by management during the first quarter of 2004 are now generating additional revenue for this segment.

Expressed as a percentage of sales, costs of goods sold decreased by 5% compared to the prior year's reporting period. The primary reason for this decrease is based upon the reduced level of frozen strawberry products produced and sold during the first six months of 2004 compared to 2003. During the previous year, market conditions for the sale of frozen strawberry products were less than favorable, thereby causing a reduction in the gross margin realized from these sales.

Excluding the production of frozen strawberries, the cost of goods sold as a percentage of sales remained virtually unchanged for the first six months of 2004 compared to 2003. However, with price increases absorbed from suppliers of plastics raw materials and with more than 60% of the production cycle yet to be completed for the Company's glace' fruit, it is reasonable to expect an increase in cost of sales in the upcoming months.

Selling expenses increased by almost 6% compared to the prior six months of 2003, as the Company recorded increases in travel expenses related to the identification and procurement of raw materials within the glace' fruit segment. In addition, marketing expenses associated with the Company's glace' fruit new labeling and coupon redemption program, first introduced during the third quarter of 2003, have now been accrued for during the second quarter of 2004. Based upon positive feedback received from Paradise, Inc.'s customers to these changes, the Company has expanded this marketing campaign to include private label brands for the upcoming selling season. As such, the Company does expect an increase in selling expenses for the expansion of this program.

General and administrative expenses increased by 6% as the cost to fund the Company's pension plan continued to rise. Also, contributing to this increase were professional fees paid to the Company's primary software consultant in order to strengthen the security and performance of the company's computer network.

Interest expense decreased by 22% over the previous year's six month reporting period as interest rates charged by the Company's primary lending institution for term debt and revolving short-term working capital loans continued to decline.


Summary
-------

Including the activity from the acquisition of Mastercraft Products Corporation, overall net sales decreased by less than 1% for the first six months of 2004 compared to 2003. Net loss for the period in review decreased by 1.3% as increases in selling expenses were offset by the reduction in cost of sales as noted above.

While the results from operations are similar to the previous six months reporting period of 2003, with less than 20% of the total anticipated annual net sales recognized to date, it is too early to make any reasonable forecast as to net earnings for the current year.

Item 3.  Controls and Procedures
--------------------------------

The Company's Chief Executive Officer and Chief Financial Officer have, within 90 days of the filing date of this quarterly report, evaluated the Company's disclosure controls and procedures. Based on their evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the applicable Securities and Exchange Commission rules and forms. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the most recent evaluation of these controls by the Company's Chief Executive Officer and Chief Financial Officer. No significant deficiencies or material weaknesses in the Company's internal controls were identified, therefore, no corrective actions were taken.



PART II.  OTHER INFORMATION
---------------------------

Item 1.   Legal Proceedings - N/A

Item 2.   Changes in Securities - N/A

Item 3.   Defaults upon Senior Securities - N/A

Item 4.   Submission of Matters to a Vote of Security Holders

          The annual meeting of the shareholders of Paradise, Inc. was held on May 27, 2004. The purpose of the meeting was to elect five directors to hold office until the next annual meeting of shareholders and to ratify the reappointment of Bella, Hermida, Gillman, Hancock & Mueller as the Company's independent certified public accountants for 2004.

          The following is the results of the election of Directors:

          Nominee                  Votes For           Votes Withheld
          -------                  ---------           --------------

          Melvin S. Gordon          457,898                 2,682
          Randy S. Gordon           457,898                 2,682
          Tracy W. Schulis          457,698                 2,882
          Mark H. Gordon            457,878                 2,702
          Eugene L. Weiner          457,898                 2,682

          The following is the results of the ratification of Bella, Hermida, Gillman, Hancock & Mueller as the Company's independent accountants for 2004:

             For                    Against             Abstain
            -----                   -------             -------

           460,363                    217                   0



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


                  PARADISE, INC.
                  A Florida Corporation

                  /s/ Melvin S. Gordon            Date:  August 16, 2004
                  -----------------------------
                  Melvin S. Gordon
                  Chief Executive Officer and Chairman


                  /s/ Jack M. Laskowitz           Date:  August 16, 2004
                  --------------------------------
                  Jack M. Laskowitz
                  Chief Financial Officer and Treasurer