Form 10QSB
period 2004-09-30
PARADISE INC
filed 2004-11-15
CIK 76149

FORM 10 - QSB

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


(X) Quarterly report pursuant to section 13 or 15(d) of the Securities Act of 1934.

        For the quarterly period ended September 30, 2004

                            or

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

Yes X ;    No
   ---       ---.

The number of shares outstanding of each of the issuer's classes of common
Stock:

          Class                          Outstanding as of September 30,
          -----                          ------------------------------
                                          2004                  2003
                                          ----                  ----
       Common Stock
      $0.30 Par Value                519,350 Shares        519,350 Shares











PARADISE, INC.                   COMMISSION FILE NO. 0-3026


PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements


                   PARADISE, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS
                             (UNAUDITED)
                  ---------------------------------

                                      AS OF SEPTEMBER 30,
                                      -------------------
                                      2004           2003
                                      ----           ----
ASSETS
------

CURRENT ASSETS:
 Cash and Unrestricted
  Demand Deposits                $   185,140    $   413,300
 Accounts and Notes
  Receivable, Less
  Allowances of $-0-
  (2004 and 2003)                  9,618,728      7,027,373
 Inventories:
  Raw Materials                    2,373,215      1,672,484
  Work in Process                    890,370        466,530
  Finished Goods                   5,755,139      8,526,913
 Deferred Income Tax Asset           305,983        372,832
 Income Tax Refund
  Receivable                         452,537        211,948
 Prepaid Expenses and Other
  Current Assets                     814,572        656,679
                                  ----------     ----------

   TOTAL CURRENT ASSETS           20,395,684     19,348,059

 Property, Plant and Equipment,
  Less Accumulated Depreciation
  of $13,755,225 (2004) and
  $15,350,065 (2003)               5,512,145      5,662,291
 Deferred Charges and Other
  Assets                             648,841        600,390
 Goodwill                            413,280
 Intangible Asset, Net              112,750
                                  ----------     ----------

TOTAL ASSETS                    $ 27,082,700   $ 25,610,740
                                  ==========     ==========















                                      AS OF SEPTEMBER 30,
                                      -------------------
                                     2004            2003
                                     ----            ----

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
 Notes and Trade Acceptances
  Payable                       $   5,605,383  $   5,745,408
 Current Portion of Long-Term
  Debt                                253,962        239,376
 Accounts Payable                   1,734,190      1,872,265
 Accrued Liabilities                1,531,368      1,310,938
 Income Taxes Payable                 411,479        240,050
                                   ----------     ----------

   Total Current Liabilities        9,536,382      9,408,037


LONG-TERM DEBT, NET OF CURRENT
 PORTION                              977,656        443,472

DEFERRED INCOME TAX LIABILITY         494,273        436,929
                                   ----------     ----------

   Total Liabilities               11,008,311     10,288,438
                                   ----------     ----------

STOCKHOLDERS' EQUITY:
 Common Stock: $.30 Par Value,
  2,000,000 Shares Authorized,
  583,094 Shares Issued,
  519,350 Shares Outstanding          174,928        174,928
 Capital in Excess of Par Value     1,288,793      1,288,793
 Retained Earnings                 14,949,546     14,222,291
 Unrealized Holding Gain (Loss)
  on Securities                  (     61,959 ) (     86,791 )
 Treasury Stock, at Cost,
  63,744 Shares                  (    276,919 ) (    276,919 )
                                   ----------     ----------

   Total Stockholders' Equity      16,074,389     15,322,302
                                   ----------     ----------
TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY           $  27,082,700  $  25,610,740
                                   ==========     ==========


See Accompanying Notes to these Consolidated Financial
 Statements (Unaudited).












                       PARADISE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                                (UNAUDITED)
                     -----------------------------------

                                  FOR THE THREE MONTHS ENDED
                                  --------------------------
                                          SEPTEMBER 30
                                          ------------
                                      2004            2003
                                      ----            ----

Net Sales                        $ 11,900,286     $ 9,042,652
                                   ----------       ---------

Costs and Expenses:
 Cost of Goods Sold (excluding
  Depreciation)                     8,603,350       6,204,904
 Selling, General and
  Administrative Expense            1,323,396       1,307,124
 Depreciation and Amortization        214,331         194,373
 Interest Expense                      50,671          45,579
                                   ----------       ---------

   Total Costs and Expenses        10,191,748       7,751,980
                                   ----------       ---------

Income from Operations              1,708,538       1,290,672

Other Income                            7,463          26,956
                                   ----------       ---------
Income from Operations Before
 Provision for Income Taxes         1,716,001       1,317,628

Provision for Income Taxes            411,947         240,050
                                   ----------       ---------

Net Income                       $  1,304,054     $ 1,077,578
                                   ==========       =========



Net Income per Common Share         $ 2.51          $ 2.07
                                      ====            ====

Weighted Average Common Shares
 Outstanding                        519,350         519,350
                                    =======         =======


See Accompanying Notes to these Consolidated Financial
 Statements (Unaudited).








                       PARADISE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (UNAUDITED)
                     -----------------------------------

                                  FOR THE NINE MONTHS ENDED
                                  -------------------------
                                        SEPTEMBER 30
                                        ------------
                                     2004           2003
                                     ----           ----

Net Sales                       $ 15,867,492    $ 13,030,976
                                  ----------      ----------

Costs and Expenses:
 Cost of Goods Sold (excluding
  Depreciation)                   11,088,215       8,908,024
 Selling, General and
  Administrative Expense           2,964,213       2,774,228
 Depreciation and Amortization       605,072         575,841
 Interest Expense                     80,267          83,453
                                  ----------      ----------

   Total Costs and Expenses       14,737,767      12,341,546
                                  ----------      ----------

Income from Operations             1,129,725         689,430

Other Income                          11,662          46,287
                                  ----------      ----------
Income from Operations Before
 Provision for Income Taxes        1,141,387         735,717

Provision for Income Taxes           411,947         240,050
                                  ----------      ----------

Net Income                      $    729,440    $    495,667
                                  ==========      ==========



Net Income per Common Share        $ 1.40          $  .95
                                     ====            ====

Weighted Average Common Shares
 Outstanding                        519,350         519,350
                                    =======         =======



See Accompanying Notes to these Consolidated Financial
 Statements (Unaudited).





                    PARADISE, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (UNAUDITED)
                ---------------------------------------

                                      FOR THE NINE MONTHS ENDED
                                      ------------------------
                                            SEPTEMBER 30,
                                            -------------
                                        2004            2003
                                        ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income                       $    729,440     $    495,667
 Adjustments to Reconcile Net
  Income to Net Cash Used in
  Operating Activities:
   Depreciation and Amortization       605,072          575,841
   Decrease in Deferred Taxes      (     2,100 )
   Decrease (Increase) in:
    Accounts Receivable            ( 7,843,747 )    ( 3,640,886 )
    Inventories                    ( 2,456,646 )    ( 4,212,941 )
    Prepaid Expenses               (   376,523 )    (   114,340 )
    Other Assets                   (     6,653 )    (    45,153 )
    Income Tax Receivable                  933      (   210,630 )
   Increase (Decrease) in:
    Accounts Payable                 1,292,784        1,552,275
    Accrued Expense                     35,332      (   439,865 )
    Income Taxes Payable               393,208          160,680
                                     ---------        ---------

     Net Cash Used in
      Operating Activities         ( 7,628,900 )    ( 5,879,352 )
                                     ---------        ---------

CASH FLOWS FROM INVESTING
 ACTIVITIES:
 Purchase of Property and
  Equipment                        (   265,537 )    (   363,122 )
 Cash Paid for Investment in
  Subsidiary                       (   738,817 )
                                     ---------        ---------

     Net Cash Used in
      Investing Activities         ( 1,004,354 )    (   363,122 )
                                     ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from Issuance of
  Long-Term Debt                       800,000
 Net Proceeds of (Repayments)
  Short-Term Debt                    5,330,978        5,647,925
 Principal Payments of Long-Term
  Debt                             (   300,343 )    (   145,181 )
 Dividends Paid                    (   103,870 )    (   181,772 )
 Loan Cost Payments                (    18,970 )
                                     ---------        ---------

   Net Cash Provided by
    Financing Activities             5,707,795        5,320,972
                                     ---------        ---------


NET DECREASE IN CASH               ( 2,925,459 )    (   921,502 )


CASH AT BEGINNING OF PERIOD          3,110,599        1,334,802
                                     ---------        ---------

CASH AT END OF PERIOD             $    185,140     $    413,300
                                     =========        =========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for:
    Interest                      $     80,267     $     84,551
                                     =========        =========

    Income Taxes                  $                $    262,500
                                     =========        =========



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


                                     Nine Months        Nine Months
                                        Ended              Ended
                                 September 30, 2004  September 30, 2003
                                 ------------------  ------------------

Net Sales in Each Segment
-------------------------

Candied Fruit:
 Sales to Unaffiliated Customers     $ 10,945,261       $  9,431,309

Molded Plastics:
 Sales to Unaffiliated Customers        4,922,231          3,599,667
                                       ----------         ----------

Net Sales                            $ 15,867,492       $ 13,030,976
                                       ==========         ==========

For the nine month period ended September 30, 2004 and 2003, sales of frozen strawberry products totaled $240,380 and $602,825, respectively.

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



                                     Nine Months         Nine Months
                                        Ended               Ended
                                 September 30, 2004   September 30, 2003
                                 ------------------   ------------------

Identifiable Assets of Each
 Segment are Listed Below
---------------------------

Candied Fruit                       $ 18,513,983        $ 18,867,934

Molded Plastics                        4,885,850           3,166,893
                                      ----------          ----------

Identifiable Assets                   23,399,833          22,034,827

General Corporate Assets               3,682,867           3,575,913
                                      ----------          ----------

Total Assets                        $ 27,082,700        $ 25,610,740
                                      ==========          ==========


Identifiable assets by segment are those assets that are principally used in the operations of each segment. General corporate assets are principally cash, land and buildings, and investments.


Note 4     Business Combination
---------------------------------

On May 13, 2004, the Company acquired 100 percent of the outstanding shares of Mastercraft Products Corporation, for a total cost of $894,417. The results of Mastercraft Products Corporation operations have been included in the consolidated financial statements since April 1, 2004. Mastercraft Products Corporation manufactures and sells custom plastic and related products. The acquisition was made to increase the Company's customer base and add new products to the Company's existing line of plastics goods. The source of funds for the acquisition was a combination of the Company's available cash and loan proceeds of $800,000.

The following (unaudited) pro forma consolidated results of operations have been prepared as if the acquisition of Mastercraft Products
Corporation had occurred at January 1, 2003:


                                      Three Months          Three Months
                                         Ended                 Ended
                                   September 30, 2004    September 30, 2003
                                   ------------------    ------------------

     Net Sales                        $ 11,900,286          $  9,336,012

     Net Income                          1,304,054             1,113,082

     Net Income per Share - Basic             2.51                  2.14

     Net Income per Share - Diluted           2.51                  2.14



                                      Nine Months           Nine Months
                                         Ended                 Ended
                                   September 30, 2004    September 30, 2003
                                   ------------------    ------------------

     Net Sales                        $ 16,164,070          $ 13,900,208

     Net Income                            746,641               446,364

     Net Income per Share - Basic             1.44                  0.86

     Net Income per Share - Diluted           1.44                  0.86

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









Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
------------------------------------------------------------------------

Overview
--------

Paradise, Inc.'s main business segment, glace' fruit, which constituted 77% of total net sales during 2003, is a prime ingredient of fruitcakes and other holiday confections. These products are sold to manufacturing bakers, institutional users, supermarkets and other retailers throughout the country. Consumer demand for glace' fruit products is traditionally strongest during the Thanksgiving and Christmas season. Evidence of this seasonality is supported by the fact that almost 80% of glace' fruit product sales are generated from the eight to ten weeks beginning in mid September.

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

Paradise's other business segment, plastics molding, is not subject to the seasonality of our glace' fruit business. This segment represents all injection molding and thermoforming operations, including the packaging for the Company's fruit products. Only sales to unaffiliated customers are reported.



The First Nine Months
---------------------

Compared to the prior year's nine month reporting period, overall net sales increased by 22%. This includes $532,107 in net sales generated by Mastercraft Products Corporation since the acquisition effective, May 13, 2004. The Company's fruit segment net sales increased by 16% as several major customer orders were received and shipped during September 2004 vs. October 2003. With approximately 80% of the Company's glace' fruit net sales occurring during an eight to ten week period beginning in mid September, changes in shipping dates between interim reporting periods will result in significant fluctuations in net sales. Paradise, Inc. has been consistent in previous filings to mention that quarterly results should not be used as a basis to predict year end performance. Factors such as weather conditions, the timing of product placement on supermarket shelves and most importantly, consumer demand during the holiday season will have a direct impact on glace' fruit net sales.

Plastics segment net sales, excluding the acquisition of Mastercraft Products Corporation on May 13, 2004, increased by 22% compared to the prior year's nine month reporting period. For additional information on the acquisition cost and comparative sales information, including Mastercraft Products Corporation, please refer to Note 4. The Plastics segment continues to benefit from increased orders placed by existing customers over the past several reporting periods. Furthermore, management has secured several new plastics accounts during the first half of 2004 which are now contributing to this increase.

Cost of goods sold expressed as a percentage of net sales increased by 1.5% compared to the prior year's nine month reporting period. Rising energy prices for natural gas and other fuel sources continue to be absorbed by the plastics segment in the procurement of raw materials. The fruit segment has also been directly affected by rising energy prices as freight lines have incorporated surcharges for fuel in the range of 10-12%. Another factor contributing to this increase was the cost to design and print new glace' fruit coupons for several Paradise, Inc. private label customers. During the prior year, production costs were only incurred for Paradise, Inc. brand name labels.

Selling expenses increased by 3.4% compared to the prior reporting period. This increase is primarily due to the Company's desire to offer discount coupons for purchases of glace' fruit products to private label customers. Management's decision to expand this promotion to private labels was based on positive feedback received last year from customers and consumers alike. In addition to offering discount coupons, information regarding holiday and year round baking recipes is presented as well. Other increases in selling expenses related to travel cost incurred by Paradise, Inc. employees for the purchase of raw materials within the fruit segment during the past several quarters.

General and administrative expenses increased by 9.4% as professional fees for system improvements and security upgrades were installed to the Company's computer network during the past nine months. Furthermore, health care and pension related expenses continue to rise on an annual basis.

Depreciation and amortization expense increased by 5% as additions to fixed assets exceeded retirements during the current reporting period. Interest expense declined by 4% as the Company lowered its short-term borrowing needs for the current year's production of its glace' fruit inventory.



Summary
-------

With the third quarter reporting period occurring near the beginning of the Company's glace' fruit selling season, timing differences in the receipt and shipment of customer orders will have a significant impact on the Company's interim financial results. This is the primary reason for the 22% increase in overall net sales. However, for the reasons outlined above and as mentioned in previous interim filings, management cannot forecast or make any predictions as to year end profitability until a full year's operating cycle has been completed.




ITEM 3.  CONTROLS AND PROCEDURES

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


                  PARADISE, INC.
                  A Florida Corporation

                  /s/ Melvin S. Gordon          Date:  November 15, 2004
                  -----------------------------
                  Melvin S. Gordon
                  Chief Executive Officer and Chairman


                  /s/ Jack M. Laskowitz         Date:  November 15, 2004
                  -----------------------------
                  Jack M. Laskowitz
                  Chief Financial Officer and Treasurer