Form 10KSB
period 2004-12-31
PARADISE INC
filed 2005-03-31
CIK 76149

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                               FORM 10-KSB
                 ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended December 31, 2004
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

               Common Stock,
                $.30 Par Value                               None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.  Yes  x    No
                                        ---      ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB or any amendment to this Form 10-KSB.  Yes  x   No
                                                  ---     ---

Issuer's revenues for its most recent fiscal year:             $ 22,763,684

State the aggregate market value of the voting stock held by non-affiliates of the registrant, $8,632,140 (as of January 31, 2005, bid price $20.50)

   Class                                  Outstanding at December 31, 2004
-----------                               --------------------------------

Common Stock,
 $.30 Par Value                                    519,350 Shares

PARADISE, INC.
==============

2004 FORM 10-KSB ANNUAL REPORT
                                 TABLE OF CONTENTS
                                 -----------------

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

Item 4.     Submission of Matters to a Vote of
             Security Holders                                             I-5


                                      PART II
                                     ---------

Item 5.     Market for Common Equity and
             Related Stockholder Matters                          II-1 - II-2

Item 6.     Management's Discussion and Analysis or
             Plan of Operation                                    II-3 - II-8

Item 7.     Financial Statements                                 II-9 - II-34

Item 8.     Changes In and Disagreements with Accountants
             On Accounting and Financial Disclosure                     II-35

Item 8A.    Controls and Procedures                                     II-35


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

(b) The Company's operations are conducted through two business segments. These segments, and the primary operations of each, are as follows:

  BUSINESS SEGMENT                           OPERATION
  ------------------                    --------------------

   Candied Fruit                   Production of candied fruit, a basic
                                   fruitcake ingredient, sold to
                                   manufacturing bakers, institutional users, and retailers for use in home baking.
                                   Also, based on market conditions, the
                                   processing of frozen strawberry products for sale to commercial and institutional users such as preservers, dairies, drink manufacturers, etc.

   Molded Plastics                 Production of plastic containers for the
                                   Company's products and other molded
                                   plastics for sale to unaffiliated
                                   customers.

    For further segment information, refer to Note 13 in Part II, Item 7 of this Annual Report.

    The Company knows of no other manufacturer in the Western Hemisphere whose sales of glace' (candied) fruit is equal to those of Paradise, Inc. While there are no industry statistics published, from the generally reliable sources available, management believes that Company brands account for a large majority of all candied fruit sold in supermarkets and other grocery outlets in the USA.

    In terms of candied fruit dollar sales, during 2004, approximately 20% were shipped to manufacturing bakers and other institutional users, with the balance being sold through supermarkets and other retail outlets for ultimate use in the home.


                                      I-1

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

    During 1993, and through another wholly owned subsidiary, the Company launched an enterprise for the growing and selling of strawberries, both fresh and frozen. Plant City, Florida, the location of the Company?s manufacturing facilities and main office, styles itself as the ?The Winter Strawberry Capital? because of the relatively large volume of fruit that is grown and harvested locally, mostly from December through April of each season. However, once competing fresh berries from the West Coast of the USA begin finding their way to market, the price of Florida fruit begins to diminish, and local growers had no other market for their product.

    While there are significant freight cost advantages in the sale and marketing of local strawberries to customers in the eastern U.S., growers and producers on the West Coast, from southern California to Washington state, still dominate pricing and marketing conditions. The Company estimates more than 90% of total U.S. strawberry production is located in that area.





                                      I-2
Item 1. Description of Business (Continued)

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

    With the continuing acquisitions, mergers and other consolidations in the supermarket industry, there is increasing concentration of candied fruit buying activity. During 2004, the Company derived nearly 12% of its consolidated revenues from affiliated companies Wal-Mart Stores, Inc. and Sam's Club. These customers are not affiliated with Paradise, Inc. in any way, and have exclusive use of a Paradise-owned controlled brand. In addition, plastics sales to Aqua Cal, Inc. accounted for 16% of the Company's consolidated revenues. The loss of any of these customers would have a material adverse effect on operating earnings.



                                      I-3
Item 1. Description of Business (Continued)

    While there is no industry-wide data available, management estimates that the Company sold approximately 65-75% of all candied fruits and peels consumed in the U.S. during 2004. The Company knows of three major competitors; however, it estimates that none of these has as large a share of the market as the Company's.

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

    By local ordinance, it is required that all water effluent is metered, tested and discharged into a municipal industrial waste treatment plant. During 2004, costs for this discharge exceeded $290,000, and management estimates that all expenses directly related to compliance with environmental regulations total well over $400,000 annually, which includes costs for permits, third party inspections and depreciation of installations.

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

                                      I-4
Item 2. Description of Property (Continued)

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

                                              BID PRICES
                                            High       Low
                                           ------     ------

                    2004

                First Quarter               29.00      23.00
                Second Quarter              24.00      19.80
                Third Quarter               22.50      20.50
                Fourth Quarter              22.50      20.20

                    2003

                First Quarter               18.50      17.50
                Second Quarter              22.40      17.50
                Third Quarter               25.00      18.50
                Fourth Quarter              30.00      24.75





 (b) Approximate Number of Equity Security Holders

  As of December 31, 2004, the approximate number of holders of record of each class of equity securities of the Registrant were:

                                               NUMBER OF
         TITLE OF CLASS                     HOLDERS OF RECORD
        -------------------                 -----------------

        Common Stock, $.30 Par Value               171







                                      II-1


Item 5.  Market for Common Equity and Related Stockholder Matters (Continued)

  (c) Dividend History and Policy

      The Company has declared dividends to stockholders of record at December 31 of $.10 (2004) and $.20 (2003) and $.35 (2002). Dividends have been declared and paid annually, only when warranted by profitability and permitted by lending agreements.

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

                               RELATIONSHIP TO            PERIOD TO PERIOD
                                TOTAL REVENUE            INCREASE (DECREASE)
                            YEAR ENDED DECEMBER 31,          YEARS ENDED
                           -----------------------      --------------------
                            2004    2003     2002       2004-2003   2003-2002
                            ----    ----     ----       ---------   ---------
NET SALES:
Candied Fruit               70.0%   77.0%    79.4%        -4.0%       -9.6%
Molded Plastics             30.0    23.0     20.6         37.6         4.3
                           -----   -----    -----
                           100.0   100.0    100.0          5.6        -6.7
Cost of Sales               76.1    71.4     66.6         12.6         0.0
Selling, General and
 Administrative Expense     19.4    20.1     20.3          1.6        -7.7
Depreciation and
  Amortization               3.6     3.5      3.7          6.6       -11.0
Interest Expense             0.6     0.4      0.7         52.5       -45.5
                           -----   -----    -----
Income from Operations       0.3     4.6      8.7        -92.4       -50.9
Other Income                 0.2     0.1      0.1         46.0        -4.0
                           -----   -----    -----
Income Before Provision
  for Income Taxes           0.5     4.7      8.8        -88.2       -50.2
Provision for Income
  Taxes                      0.3     1.9      3.6          0.0         0.0
                           -----   -----    -----
Net Income                   0.2%    2.8%     5.2%       -87.5%      -50.4%
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


                                      II-3

Item 6. Management's Discussion and Analysis or Plan of Operation (Continued)

(3) Results of Operations

                            2004 Compared to 2003
                            ---------------------

Paradise, Inc. is the leading producer of glace' fruit, a primary ingredient of fruit cakes which are sold to manufacturing bakers, institutional users and retailers throughout the United States leading up to and during the holiday season of Thanksgiving and Christmas. Paradise, Inc.'s position in the marketplace continues to be strong as management estimates the Company sells approximately 65-75% of all glace' fruits products and peels consumed in the United States. Furthermore, Paradise, Inc. remains the only company in the glace' fruit industry with its own in-house plastics packaging facility. The Company's in-house facility provides management with the ability to maintain a consistent level of quality control throughout the entire cycle of processing, packaging and distribution of its glace' fruit products to the marketplace.

During 2004, net sales within the Company's fruit segment, which represents 70% of the Company's overall net sales, decreased by 4% compared to 2003. Directly affecting this decrease was a decision by Sam's Club, a subsidiary of Wal-Mart Stores, Inc. not to renew its annual commitment to purchase glace' fruit products. Based on Sam's Club's 2003 level of purchasing activity, this cancellation resulted in a 5% decrease in fruit segment net sales during 2004.

Excluding the cancellation from Sam's Club, fruit segment net sales produced a slight increase of 1% compared to 2003 net sales. Reasons for this small increase are directly attributable to the on-going competition and consolidation of various national and regional supermarket chains who are trying to compete with the growth of Wal-Mart Stores, Inc. and its affiliated Sam's Club. Supermarkets pressured by reduced profit margins are finding it necessary to close their less profitable locations and/or sell off various assets in order to maintain profitability. Consequently, the reduction of stores along with the pressure to remain profitable has limited the ability of Paradise, Inc. to increase its sales volume and prices to its primary retail customers during the past year.

For 2004, Paradise Plastics, Inc., a wholly owned subsidiary, contributed net sales to unaffiliated customers that accounted for 30% of overall Company net sales, compared to 23% in 2003. This contribution includes $829,305 in net sales activity from the acquisition of Mastercraft Products Corporation (MPC), a Central Florida plastics thermoformer, during 2004. As mentioned in Paradise, Inc.'s earlier filing, the Company acquired 100% of the outstanding shares of MPC on May 13, 2004. Management is confident that the combination of resources, capabilities and facilities will greatly enhance the sales of plastics products currently offered to MPC's food, medical and other high-tech customers located throughout the Southeast.







                                    II-4
Item 6. Management's Discussion and Analysis or Plan of Operation (Continued)

(3) Results of Operations (Continued)

                      2004 Compared to 2003 (Continued)
                      --------------------------------
Excluding the net sales activity generated from Mastercraft Products Corporation during 2004, plastics net sales to unaffiliated customers increased by 21% compared to the prior year. The primary factor for this growth has been management's ability to consistently produce high quality plastics products on a timely basis, and offer engineering and design expertise to both new and existing customers. Thus, as current customer needs expand, and Paradise Plastics' growing resources and facilities open the potential for new customers, management is confident that this segment of business will continue to flourish.

Cost of goods sold expressed as a percentage of net sales increased 4.8% compared to the prior year. One reason for this increase was the sharp rise in energy costs, both to the Company and to the Company's suppliers of plastics raw materials, who were forced to raise their prices dramatically during the second half of 2004. Furthermore, increases in gasoline prices resulted in increased transportation expenses in the form of surcharges from commercial freight carriers used to ship the majority of Paradise, Inc.'s glace' fruit products to its customers. It is trade practice to negotiate annual sales contracts for glace' fruit months in advance of actual delivery dates. Therefore, the Company was unable to pass along these increases in fuel cost. As the price of energy continues to increase, Paradise, Inc. will make every attempt to incorporate these increases into the Company's 2005 pricing structure.

Finally, increases in cost of sales were also incurred in connection with the Company's introduction of an expanded labeling and coupon redemption program for private label brands. During the prior year, Paradise, Inc. introduced this program for Company brands only.

Selling, general and administrative expenses as a percentage to net sales decreased by less than 1% compared to the prior year. Increases received relating to the Company's pension and health care programs were more than offset by payroll reductions to the Company's executive and managerial staff.

Depreciation and amortization expenses as a percentage to net sales remained relatively unchanged as additions to plant equipment were offset by an almost equal amount of retirements or dispositions.

Interest expense increased by $48,159 or 47% compared to the prior year as the Company began to receive increases in interest rates charged by its commercial lender on long-term debt and revolving short-term working capital loans.

In summary, with continuing turmoil and consolidation occurring within the grocery industry, along with the cancellation of sales by Sam's Club, fruit segments net sales decreased by 4% during 2004. Furthermore, increases in the cost of plastics raw materials received from the Company's suppliers, due to rising energy prices, added 4.8% to the Company's overall cost of sales. The combination of these events produced comprehensive income of $82,075 or $.14 earnings per share for 2004, compared to $622,184 in comprehensive income or $1.15 earnings per share for 2003.
                                      II-5
Item 6. Management's Discussion and Analysis or Plan of Operation (Continued)

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
















II-8

Item 7. Financial Statements



                          INDEPENDENT AUDITORS' REPORT

March 23, 2005


To the Board of Directors
 and Shareholders of
 Paradise, Inc.
Plant City, FL  33566

We have audited the accompanying consolidated balance sheets of Paradise, Inc., and subsidiaries as of December 31, 2004, 2003 and 2002, and the related consolidated statements of income and comprehensive income, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Paradise, Inc., and subsidiaries as of December 31, 2004, 2003 and 2002, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

Respectfully submitted,

  /s/ Bella, Hermida, Gillman, Hancock & Mueller
BELLA, HERMIDA, GILLMAN, HANCOCK & MUELLER



Certified Public Accountants
Plant City, Florida


                                      II-9

                         PARADISE, INC.
                        AND SUBSIDIARIES
                        ================

                  CONSOLIDATED BALANCE SHEETS
                  ---------------------------

                            ASSETS
                            ------
                                                  DECEMBER 31,

                                      2004           2003            2002
                                     ------         ------          ------
CURRENT ASSETS:
Cash and Cash Equivalents        $  3,258,811   $  3,110,599    $  1,334,802
Accounts Receivable, Net of
 Allowance for Doubtful
 Accounts of $ -0-                  1,660,211      1,630,310       3,386,487
Inventories                         5,503,254      6,455,850       6,452,986
Prepaid Expenses and Other
 Current Assets                       452,295        429,510         542,339
Deferred Income Tax Asset             277,970        305,983         372,832
Income Tax Refund Receivable          365,485        452,537           1,318
                                   ----------     ----------      ----------

     Total Current Assets          11,518,026     12,384,789      12,090,764



PROPERTY, PLANT AND EQUIPMENT:
Net of Accumulated Depreciation of
 $13,901,051 (2004), $13,174,738
 (2003) and $14,788,503 (2002)      5,744,748      5,675,711       5,823,779



GOODWILL                              413,280



OTHER ASSETS                          750,526        637,552         565,415
                                   ----------     ----------      ----------


TOTAL ASSETS                     $ 18,426,580   $ 18,698,052    $ 18,479,958
                                   ==========     ==========      ==========






The Accompanying Notes are an Integral Part of These Consolidated Financial Statements

                                     II-10







                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

                                                 DECEMBER 31,

                                      2004           2003            2002
                                     ------         ------          ------
CURRENT LIABILITIES:
Short-Term Debt                   $    45,216   $    274,405    $     97,483
Accounts Payable                      217,730        391,591         315,011
Accrued Expenses                    1,135,734      1,475,025       1,750,804
Dividends Payable                       4,978        108,848         186,750
Accrued Taxes on Income                                               79,370
Current Portion of Long-Term Debt     255,459        235,554         168,395
                                   ----------     ----------      ----------

Total Current Liabilities           1,659,117      2,485,423       2,597,813

LONG-TERM DEBT,
   NET OF CURRENT PORTION             803,891        373,407         618,581

DEFERRED INCOME TAX LIABILITY         536,548        494,273         436,929
                                   ----------     ----------      ----------

Total Liabilities                   2,999,556      3,353,103       3,653,323
                                   ----------     ----------      ----------
STOCKHOLDERS' EQUITY:
Common Stock, $.30 Par Value,
  2,000,000 Shares Authorized,
  583,094 Shares Issued, 519,350
  Shares Outstanding                  174,928        174,928         174,928
Capital in Excess of Par Value      1,288,793      1,288,793       1,288,793
Retained Earnings                  14,294,561     14,220,106      13,726,624
Unrealized Holding Loss on
  Securities                     (     54,339 ) (     61,959 )  (     86,791 )

Less: Common Stock in Treasury,
  at Cost, 63,744 Shares              276,919        276,919         276,919
                                   ----------     ----------      ----------

Total Stockholders' Equity         15,427,024     15,344,949      14,826,635
                                   ----------     ----------      ----------
TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY          $ 18,426,580   $ 18,698,052    $ 18,479,958
                                   ==========     ==========      ==========




                                     II-11
                               PARADISE, INC.
                              AND SUBSIDIARIES
                              ================

       CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
       ----------------------------------------------------------

                                        FOR THE YEARS ENDED DECEMBER 31,
                                     2004            2003            2002
                                    ------          ------          ------

NET SALES                       $ 22,763,684    $ 21,559,973    $ 23,117,490
                                  ----------      ----------      ----------
COSTS AND EXPENSES:
 Cost of Goods Sold
  (Excluding Depreciation)        17,332,636      15,387,779      15,393,584
 Selling, General and
  Administrative Expenses          4,406,990       4,338,168       4,699,966
 Depreciation and Amortization       809,412         759,049         853,242
 Interest Expense                    139,807          91,648         168,011
                                  ----------      ----------      ----------

    Total Costs and Expenses      22,688,845      20,576,644      21,114,803
                                  ----------      ----------      ----------

INCOME FROM OPERATIONS                74,839         983,329       2,002,687

OTHER INCOME - NET                    44,823          30,696          31,985
                                  ----------      ----------      ----------
INCOME BEFORE PROVISION
    FOR INCOME TAXES                 119,662       1,014,025       2,034,672

PROVISION FOR INCOME TAXES            45,207         416,673         829,253
                                  ----------      ----------      ----------

NET INCOME                            74,455         597,352       1,205,419

OTHER COMPREHENSIVE INCOME (LOSS):
 Unrealized Gain (Loss) on
  Available for Sale Securities,
  Net of Tax                           7,620          24,832     (     4,358 )
                                  ----------      ----------      ----------

COMPREHENSIVE INCOME            $     82,075    $    622,184    $  1,201,061
                                  ==========      ==========      ==========

EARNINGS PER SHARE:

         Basic                        $ 0.14          $ 1.15          $ 2.32
                                        ====            ====            ====
         Diluted                      $ 0.14          $ 1.15          $ 2.32
                                        ====            ====            ====


The Accompanying Notes are an Integral Part of These Consolidated Financial Statements
                                    II-12
                                 PARADISE, INC.
                                AND SUBSIDIARIES
                                ================

         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
            FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
         ----------------------------------------------------------

                                                                  UNREALIZED
                                    CAPITAL IN                    HOLDING GAIN
                          COMMON    EXCESS OF      RETAINED       (LOSS) ON
                          STOCK     PAR VALUE      EARNINGS       SECURITIES
                          ------    ----------     --------       ----------
Balance, December 31,
 2001                   $ 174,928   $ 1,288,793 $  12,702,978     $( 82,433 )

Cash Dividends Declared,
 $.35 per Share                                  (    181,773 )

Other Comprehensive Loss                                           (  4,358 )

Net Income                                          1,205,419
                          -------     ---------    ----------        ------
Balance, December 31,
 2002                     174,928     1,288,793    13,726,624      ( 86,791 )

Cash Dividends Declared,
 $.20 per Share                                  (    103,870 )

Other Comprehensive Gain                                             24,832

Net Income                                            597,352
                          -------     ---------    ----------        ------
Balance, December 31,
 2003                     174,928     1,288,793    14,220,106      ( 61,959 )

Other Comprehensive Gain                                              7,620

Net Income                                             74,455
                          -------     ---------    ----------        ------

Balance, December 31,
 2004                   $ 174,928   $ 1,288,793  $ 14,294,561     $( 54,339 )
                          =======     =========    ==========        ======








The Accompanying Notes are an Integral Part of These Consolidated Financial Statements


                                    II-13









    TREASURY
     STOCK              TOTAL
    --------            -----


  $( 276,919 )     $  13,807,347


                    (    181,773 )

                    (      4,358 )

                       1,205,419
     -------          ----------

   ( 276,919 )        14,826,635


                    (    103,870 )

                          24,832

                         597,352
     -------          ----------

   ( 276,919 )        15,344,949

                           7,620

                          74,455
     -------          ----------


 $ ( 276,919 )     $  15,427,024
     =======          ==========












                                    II-14
                                PARADISE, INC.
                               AND SUBSIDIARIES
                               ================

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                   -------------------------------------
                                        FOR THE YEARS ENDED DECEMBER 31,
                                        2004          2003          2002
                                       ------        ------        ------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income                        $     74,455  $    597,352  $  1,205,419
 Adjustments to Reconcile Net
  Income to Net Cash Provided by
  (Used in) Operating Activities:
   Increase in Net Deferred Income
    Tax Liability                        65,692       109,212        80,295
   Depreciation and Amortization        809,412       759,049       853,242
   Loss on Sale of Assets                               7,172        34,139
   Changes in assets and liabilities,
    Net of Acquisition:
     Accounts Receivable                114,770   ( 1,756,177 ) ( 1,564,259 )
     Inventories                      1,058,824   (     2,864 ) (   788,995 )
     Prepaid Expenses               (    13,314 )     112,829   (    61,672 )
     Refund Receivable                   87,052   (   451,219 )     126,640
     Other Assets                         5,583   (    19,257 )     108,830
     Accounts Payable               (   213,419 )      76,580   (   425,420 )
     Accrued Expenses               (   389,951 ) (   275,779 )      93,335
     Accrued Taxes on Income                      (    79,370 )      79,370
                                      ---------     ---------     ---------
    Net Cash Provided by (Used in)
     Operating Activities             1,599,104     2,589,882   (   259,076 )
                                      ---------     ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of Property, Plant and
  Equipment                         (   687,435 ) (   557,355 ) (   444,351 )
 Acquisition, Net of Cash           (   738,816 )
 Purchase of Investments                          (         8 )
                                       --------     ---------     ---------
    Net Cash Used in Investing
     Activities                     ( 1,426,251 ) (   557,363 ) (   444,351 )
                                      ---------     ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net Proceeds (Repayments) of
  Short-Term Debt                   (   229,189 )     176,922   (   185,569 )
 Proceeds from Issuance of
  Long-Term Debt                        800,000
 Principal Payments on Long-Term
  Debt                              (   349,611 ) (   219,068 ) (   183,476 )
 Dividends Paid                     (   103,870 ) (   181,773 ) (   181,773 )
 Increase in Other Assets           (   141,971 ) (    32,803 )
                                      ---------     ---------     ---------
    Net Cash Used in Financing
     Activities                     (    24,641 ) (   256,722 ) (   550,818 )
                                      ---------     ---------     ---------
    Net Increase (Decrease) in
     Cash                               148,212     1,775,797   ( 1,254,245 )

CASH, at Beginning of Year            3,110,599     1,334,802     2,589,047
                                      ---------     ---------     ---------

CASH, at End of Year               $  3,258,811  $  3,110,599  $  1,334,802
                                      =========     =========     =========

                                    II-15


                              PARADISE, INC.
                             AND SUBSIDIARIES
                             ================

             CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
             -------------------------------------------------

                                        FOR THE YEARS ENDED DECEMBER 31,
                                         2004          2003          2002
                                        ------        ------        ------
SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION:

  Cash Paid During the Year for:

   Interest                          $  140,155    $   91,165    $  168,318
                                        =======       =======       =======

   Income Taxes                      $  333,750    $  830,520    $  530,591
                                        =======       =======       =======

SUPPLEMENTAL SCHEDULE OF NONCASH
 INVESTING AND FINANCING ACTIVITIES:

 Long-Term Debt Assumed or Issued for:

  Equipment Purchases or
   Capital Leases                    $             $   41,053    $   67,076
                                        =======       =======       =======
 Unrealized Holding Gain (Loss) on
  Securities                         $    7,620    $   24,832    $(   4,358 )
                                        =======        ======       =======

DISCLOSURE OF ACCOUNTING POLICY:

For purposes of the Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.






The Accompanying Notes are an Integral Part of These Consolidated Financial Statements

                                   II-16
                                 PARADISE, INC.
                                AND SUBSIDIARIES
                                ================

                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 2004, 2003 AND 2002
                         --------------------------------

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



NOTE 2:  INVENTORIES

                                2004             2003            2002
                               ------           ------          ------

Supplies                    $   171,442      $   192,452      $   192,452
Raw Materials                 2,029,118        1,165,530          885,897
Work in Progress                453,991          425,444          434,450
Finished Goods                2,848,703        4,672,424        4,940,187
                              ---------        ---------        ---------

TOTAL                       $ 5,503,254      $ 6,455,850      $ 6,452,986
                              =========        =========        =========

Inventories are valued at the lower of cost (first-in, first-out) or market. Cost includes material, labor and factory overhead.

Substantially all inventories are pledged as collateral for certain short-term obligations.

                                      II-17
                                  PARADISE, INC.
                                AND SUBSIDIARIES
                                ================

                    NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2004, 2003 AND 2002
                          --------------------------------

NOTE 3:  PROPERTY, PLANT AND EQUIPMENT

                                     2004            2003           2002
                                    ------          ------         ------

Land and Improvements            $   856,040     $   856,040     $   856,040
Buildings and Improvements         5,914,755       5,887,707       5,887,432
Machinery and Equipment           12,875,004      12,106,702      13,868,810
                                  ----------      ----------      ----------

Total                             19,645,799      18,850,449      20,612,282
Less:  Accumulated Depreciation   13,901,051      13,174,738      14,788,503
                                  ----------      ----------      ----------

NET                              $ 5,744,748     $ 5,675,711     $ 5,823,779
                                  ==========      ==========      ==========


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

Depreciation expense for the years ended December 31, 2004, 2003 and 2002 was $769,780, $739,304 and $834,470, respectively.









                                      II-18

                                 PARADISE, INC.
                               AND SUBSIDIARIES
                               ================

                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2004, 2003 AND 2002
                        --------------------------------


NOTE 4:  INVESTMENT IN MARKETABLE SECURITIES

The Company records unrealized gains and losses on marketable securities available for sale in the stockholders' equity section of its balance sheet as ?unrealized holding gain (loss) on securities?.

Available-for-sale securities, which are included in other assets in the balance sheet, consist of the following:

                                        2004         2003         2002
                                       ------       ------       ------

Money Market and Mutual Funds,
 at cost                            $  280,409   $  281,009   $  281,601
Gross Unrealized Losses,
 Before Tax                         (   87,124 )  (  99,342 )  ( 139,155 )
                                       -------      -------      -------
Total Marketable Securities,
 at Fair Value                      $  193,285   $  181,667   $  142,446
                                       =======      =======      =======


Proceeds and gross realized gains and losses from the sale of available-for-sale securities and the change in unrealized holding loss were as follows:

                                      2004          2003         2002
                                     ------        ------       ------

Proceeds                            $      0      $      0    $       0
                                      ======        ======       ======
Gross Realized Gains                $      0      $      0    $       0
                                      ======        ======       ======
Gross Realized Losses               $      0      $      0    $       0
                                      ======        ======       ======
Change in Unrealized Loss,
 Before Tax                         $ 12,218      $ 39,813    $( 56,722 )
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

                                       II-19
                                  PARADISE, INC.
                                 AND SUBSIDIARIES
                                 ================

                    NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004, 2003 AND 2002
                           --------------------------------

NOTE 5:  AMORTIZABLE INTANGIBLE ASSETS

Amortizable intangible assets included in Other Assets consist of a covenant not to compete and debt issue costs. In connection with the acquisition of Mastercraft Products Corporation, the Company entered into a covenant not to compete agreement with the former owner in the amount of $123,000. It is being amortized over a period of 36 months. Debt issue costs incurred of $51,776 are being amortized over the term of the agreements. Amortization expense for the years ended December 31, 2004, 2003 and 2002 was $39,632, $19,746 and $18,379,
respectively.


NOTE 6:  SHORT-TERM DEBT
                                            2004          2003         2002
                                           ------        ------       ------

Trade acceptances, letters of credit
and other short-term debt.               $ 45,216      $ 274,405     $ 97,483
                                           ------        -------       ------

TOTAL                                    $ 45,216      $ 274,405     $ 97,483
                                           ======        =======       ======


The average monthly borrowings and weighted average interest rates were determined by month-end balances. Non-interest bearing letters of credit were included in the aggregate figures.

                                                            WEIGHTED AVERAGE
           2004                       AMOUNT                  INTEREST RATE
          ------                     --------               ----------------
Average bank short-term
 borrowings (monthly)              $ 1,358,352                    4.02%

Average aggregate short-term
 borrowings (monthly)              $ 2,557,664                    3.56%

Maximum aggregate short-term
 borrowings (at any month-end)     $ 6,737,964









                                        II-20
                                   PARADISE, INC.
                                  AND SUBSIDIARIES
                                  ================

                    NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2004, 2003 AND 2002
                          --------------------------------


NOTE 6:  SHORT-TERM DEBT (CONTINUED)

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


Pursuant to a loan agreement, a bank has agreed to advance the Company 80% of the Company's eligible receivables and 50% of the Company's eligible inventory. Interest is payable monthly and is computed from a daily floating rate equal to the Libor rate plus an applicable margin. Principal is due May 31, 2005.

This agreement is subject to certain conditions which must be met for the Company to continue borrowing, including debt service coverage and debt to equity ratios, a resting period provision, and other financial covenants.

The amount available to be drawn down based on the available collateral at December 31, 2004 was $3,373,890, at December 31, 2003 was $3,739,831 and at
December 31, 2002 was $5,378,165.







                                       II-21
                                   PARADISE, INC.
                                  AND SUBSIDIARIES
                                  ================

                    NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2004, 2003 AND 2002
                          --------------------------------


NOTE 7:  LONG-TERM DEBT

                                            2004        2003         2002
                                           ------      ------       ------
Note Payable, Libor rate plus
 applicable margin, collateralized
 by accounts receivable, inventories
 and equipment.  Monthly payments of
 $13,967 plus interest.                 $   905,591  $ 373,190    $ 501,875

Note Payable, 0% interest,
 collateralized by an automobile.
 Monthly payments of $356.                    7,828     12,097       16,366


Obligations under capital leases.
 Monthly payments totaling $7,569
 including interest at rates ranging
 from 5.52% to 8.25%, collateralized
 by equipment.                              145,931    223,674      268,735
                                          ---------    -------      -------

Total Debt                                1,059,350    608,961      786,976
Less, Current Portion                       255,459    235,554      168,395
                                          ---------    -------      -------

LONG-TERM DEBT                          $   803,891  $ 373,407    $ 618,581
                                          =========    =======      =======


The aggregate principal amounts maturing in each of the subsequent years are:

                         2005            $   255,459
                         2006                214,373
                         2007                183,178
                         2008                171,143
                         2009                167,599
                      Subsequent              67,598
                                           ---------

                         Total           $ 1,059,350
                                           =========





                                    II-22
                               PARADISE, INC.
                              AND SUBSIDIARIES
                              ================

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 2004, 2003 AND 2002
                      --------------------------------

NOTE 8:  LEASES

The Company has certain equipment leases which are classified as capital leases. At December 31, 2004, 2003 and 2002, the amount capitalized was $372,594, $439,865 and $655,529, respectively, and the accumulated amortization was $125,407 (2004), $136,999 (2003) and $264,829 (2002). The
amount recognized as an obligation was $145,931, $223,674 and $268,735, respectively, which has been included in long-term debt shown in Note 7. Amortization expense is included in depreciation.

The Company leases certain automobiles and office equipment under operating leases ranging in length from thirty-six to sixty months. Lease payments charged to operations amounted to $66,022 (2004), $82,416 (2003) and $73,280
(2002).

At December 31, 2004, future minimum payments required under leases with terms greater than one year, and the present value of minimum capital lease payments, were as follows:

                                                            OPERATING
      YEARS ENDING DECEMBER 31,         CAPITAL LEASES        LEASES
     ---------------------------        --------------      ---------
                2005                       $  90,826        $  59,310
                2006                          45,325           33,930
                2007                          16,148           11,650
                2008                           3,591            3,040
                                             -------          -------

     Total Minimum Lease Payments            155,890        $ 107,930
     Less, Amount Representing Interest        9,959          =======
                                             -------
     PRESENT VALUE OF FUTURE MINIMUM
       CAPITAL LEASE PAYMENTS              $ 145,931
                                             =======














                                      II-23

                                 PARADISE, INC.
                                AND SUBSIDIARIES
                                ================

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2004, 2003 AND 2002
                        --------------------------------


NOTE 9:  ACCRUED EXPENSES

                                         2004          2003          2002
                                        ------        ------        ------

Accrued Payroll and Bonuses         $   164,350   $    65,267   $   419,471
Accrued Brokerage Payable               239,176       305,295       330,120
Accrued Pension Cost (Note 10)          195,371       147,555       113,870
Provision for Unrealized Profit
   on Retail Returns                    151,000       204,000       273,000
Other Accrued Expenses                   13,421       101,540       124,704
Coupon Reimbursement                     70,000        70,208
Accrued Credit Due to Customers         193,195       443,916       347,568
Accrued Insurance Payable               109,221       137,244       142,071
                                      ---------     ---------     ---------
TOTAL                               $ 1,135,734   $ 1,475,025   $ 1,750,804
                                      =========     =========     =========

As a part of its normal sales policy, the Company allows some customers to return unsold, retail packed, candied fruit after the holiday season. A provision for the unrealized profit on these estimated returns is shown above under "provision for unrealized profit on retail returns".


NOTE 10:  RETIREMENT PLAN

The Company and its subsidiaries have a defined benefit pension plan covering all employees who become eligible for participation in the plan on the semiannual date following one year of service (1,000 hours worked) and the attainment of age 21. The total pension cost for 2004, 2003 and 2002 was $185,194, $157,854 and $98,449, respectively, which includes amortization of past service cost over 10 years. The Company makes annual contributions to fund the plan equal to the amounts deductible for Federal Income Tax purposes. The benefit formula being used is known as the frozen initial liability cost method. The plan's assets consist of fixed income assets, whole life insurance contracts and mutual funds.










                                    II-24
                               PARADISE, INC.
                             AND SUBSIDIARIES
                             ================

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 2004, 2003 AND 2002
                      --------------------------------


NOTE 10:  RETIREMENT PLAN (CONTINUED)

The following table sets forth the changes in benefit obligations, changes in plan assets and the reconciliation of funded status for 2004, 2003 and 2002:

                                      2004           2003           2002
                                     ------         ------         ------
Change in Benefit Obligation:
Benefit Obligation at Beginning
 of Year                          $ 3,274,584    $ 2,749,088    $ 2,262,986
Service Cost                          171,208        154,688        135,713
Interest Cost                         178,444        163,412        146,510
Actuarial (Gain) Loss                 105,418        244,884        285,415
Benefits Paid                     (   254,342 )  (    37,488 )  (    81,536 )
                                    ---------      ---------      ---------

Benefit Obligation at End of Year   3,475,312      3,274,584      2,749,088
                                    ---------      ---------      ---------
Change in Plan Assets:
Fair Value of Plan Assets at
 Beginning of Year                  2,602,907      2,328,805      2,288,285
Actual Return on Plan Assets          209,450        187,421         15,499
Employer Contributions                137,378        124,169        106,557
Benefits Paid                     (   254,342 )  (    37,488 )  (    81,536 )
                                    ---------      ---------      ---------
Fair Value of Plan Assets at
 End of Year                        2,695,393      2,602,907      2,328,805
                                    ---------      ---------      ---------

Reconciliation of Funded Status:
Funded Status (Underfunded)
 Overfunded                       (   779,919 )  (   671,677 )  (   420,283 )
Unrecognized Net Actuarial Loss       660,233        631,798        447,147
Unrecognized Prior Service Cost   (    75,685 )  (   107,676 )  (   140,734 )
                                    ---------      ---------      ---------

Accrued Benefit Cost             $(   195,371 ) $(   147,555 ) $(   113,870 )
                                    =========      =========      =========









                                   II-25
                               PARADISE, INC.
                             AND SUBSIDIARIES
                             ================

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 2004, 2003 AND 2002
                      --------------------------------


NOTE 10:  RETIREMENT PLAN (CONTINUED)

The Net Periodic Benefit Cost for 2004, 2003 and 2002 included the following components:

                                       2004           2003           2002
                                      ------         ------         ------

Service Cost                       $  171,208     $  154,688     $  135,713
Interest Cost                         178,444        163,412        146,510
Expected Return on Plan Assets     (  159,140 )   (  142,257 )   (  151,618 )
Recognized Net Actuarial (Gain)
 Loss                                  26,673         15,069
Amortization of Transition
 Obligation                                                             902
Amortization of Prior Service
 Cost                              (   31,991 )   (   33,058 )   (   33,058 )
                                      -------        -------        -------

Net Periodic Benefit Cost          $  185,194     $  157,854     $   98,449
                                      =======        =======        =======


Weighted-Average Assumptions Used:

                                       2004           2003           2002
                                      ------         ------         ------

Discount Rate                          5.50%          5.50%          6.00%
Expected Long-Term Rate of Return      6.50%          6.00%          6.00%
Rate of Compensation Increase          4.01%          3.96%          4.01%
















                                   II-26
                               PARADISE, INC.
                             AND SUBSIDIARIES
                             ================

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 2004, 2003 AND 2002
                      --------------------------------

NOTE 11:  PROVISION FOR FEDERAL AND STATE INCOME TAXES

The provisions for income taxes are comprised of the following amounts:

                                       2004           2003           2002
                                      ------         ------         ------
CURRENT:
Federal                            $(  20,485 )    $ 262,626      $ 640,053
State                                                 44,836        109,477
                                      -------        -------        -------
                                    (  20,485 )      307,462        749,530
                                      -------        -------        -------
DEFERRED:
Federal                                56,090         93,249         68,071
State                                   9,602         15,962         11,652
                                      -------        -------        -------
                                       65,692        109,211         79,723
                                      -------        -------        -------
TOTAL PROVISION FOR
INCOME TAXES                        $  45,207      $ 416,673      $ 829,253
                                      =======        =======        =======

A reconciliation of the differences between the tax provisions attributable to income from continuing operations and the tax provision at statutory Federal income tax rate follows:

                                      2004            2003           2002
                                     ------          ------         ------
Income Taxes Computed at
 Statutory Rate                    $  40,685       $ 344,768      $ 691,788
State Income Tax, Net of Federal
 Income Tax Benefit                    6,337          40,127         79,945
Other, Net                          (  1,815 )        31,778         57,520
                                      ------         -------        -------

PROVISION FOR INCOME TAXES         $  45,207       $ 416,673      $ 829,253
                                      ======         =======        =======



NOTE 12:  EARNINGS PER COMMON SHARE

Basic and diluted earnings per common share are based on the weighted average number of shares outstanding and assumed to be outstanding during the year (519,350 shares in 2004, 2003 and 2002 for basic) and (519,350 shares in 2004,
2003 and 2002 for diluted).


                                    II-27
                              PARADISE, INC.
                             AND SUBSIDIARIES
                             ================

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 2004, 2003 AND 2002
                      --------------------------------


NOTE 13:  BUSINESS SEGMENT DATA

The Company's operations are conducted through two business segments. These segments, and the primary operations of each, are as follows:

BUSINESS SEGMENT                                   OPERATION
----------------                                   ---------

  Candied Fruit              Production of candied fruit, a basic fruitcake
                             ingredient, sold to manufacturing bakers, institutional users, and retailers for use in home baking. Also, based on market conditions, the processing of frozen strawberry products, for sale to commercial and institutional users such as preservers, dairies, drink manufacturers, etc.

  Molded Plastics            Production of plastics containers and other
                             molded plastics for sale to various food processors and others.

                                  YEAR              YEAR             YEAR
                                  ENDED             ENDED            ENDED
NET SALES IN EACH SEGMENT         2004              2003             2002
                                 ------            ------           ------
Candied Fruit:
Sales to Unaffiliated
 Customers                   $ 15,939,808      $ 16,601,065     $ 18,361,068

Molded Plastics:
Sales to Unaffiliated
 Customers                      6,823,876         4,958,908        4,756,422
                               ----------        ----------       ----------

NET SALES                    $ 22,763,864      $ 21,559,973     $ 23,117,490
                               ==========        ==========       ==========












                                    II-28
                              PARADISE, INC.
                             AND SUBSIDIARIES
                             ================

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 2004, 2003 AND 2002
                      --------------------------------


NOTE 13:  BUSINESS SEGMENT DATA (CONTINUED)

                                  YEAR              YEAR             YEAR
                                  ENDED             ENDED            ENDED
                                  2004              2003             2002
                                 ------            ------           ------
THE OPERATING PROFIT OF
EACH SEGMENT IS LISTED BELOW

Candied Fruit                 $ 3,173,166       $ 4,524,929      $ 5,711,391
Molded Plastics                 1,636,567         1,057,554        1,324,099
                                ---------         ---------        ---------

OPERATING PROFIT OF SEGMENTS    4,809,733         5,582,483        7,035,490

General Corporate Expenses,
 Net                          ( 4,595,087 )     ( 4,507,506 )    ( 4,864,792 )
Interest Expense              (   139,807 )     (    91,648 )    (   168,011 )
Other Income                       44,823            30,696           31,985
                                ---------         ---------        ---------
INCOME BEFORE PROVISION FOR
INCOME TAXES                  $   119,662       $ 1,014,025      $ 2,034,672
                                =========         =========        =========

Operating profit is composed of net sales, less direct costs and overhead costs associated with each segment. Due to the high degree of integration between the segments of the Company, it is not practical to allocate general corporate expenses, interest, and other income between the various segments.

                                  YEAR              YEAR             YEAR
                                  ENDED             ENDED            ENDED
                                  2004              2003             2002
                                 ------            ------           ------
IDENTIFIABLE ASSETS OF EACH
SEGMENT ARE LISTED BELOW

Candied Fruit                $  7,121,061      $  9,465,206     $ 11,237,064
Molded Plastics                 5,029,726         2,933,248        3,064,107
                               ----------        ----------       ----------

Identifiable Assets            12,150,787        12,398,454       14,301,171
General Corporate Assets        6,275,793         6,299,598        4,178,787
                               ----------        ----------       ----------

TOTAL ASSETS                 $ 18,426,580      $ 18,698,052     $ 18,479,958
                               ==========        ==========       ==========

                                    II-29
                               PARADISE, INC.
                             AND SUBSIDIARIES
                             ================

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 2004, 2003 AND 2002
                      --------------------------------

NOTE 13:  BUSINESS SEGMENT DATA (CONTINUED)

Identifiable assets by segment are those assets that are principally used in the operations of each segment. General corporate assets are principally cash, land and buildings, and investments.

                                   YEAR              YEAR             YEAR
                                   ENDED             ENDED            ENDED
                                   2004              2003             2002
                                  ------            ------           ------
DEPRECIATION AND
AMORTIZATION EXPENSE OF
EACH SEGMENT ARE LISTED BELOW

Candied Fruit                   $ 377,403         $ 385,387        $ 449,796
Molded Plastics                   264,431           204,323          238,620
                                  -------           -------          -------
Segment Depreciation and
  Amortization Expense            641,834           589,710          688,416
General Corporate Depreciation
  and Amortization Expense        167,578           169,339          164,826
                                  -------           -------          -------
TOTAL DEPRECIATION AND
AMORTIZATION EXPENSE            $ 809,412         $ 759,049        $ 853,242
                                  =======           =======          =======

                                   YEAR              YEAR             YEAR
                                   ENDED             ENDED            ENDED
                                   2004              2003             2002
                                  ------            ------           ------
CAPITAL EXPENDITURES OF
EACH SEGMENT ARE LISTED BELOW

Candied Fruit                   $ 173,450         $ 261,512        $ 264,855
Molded Plastics                   431,920           282,438          119,484
                                  -------           -------          -------

Segment Capital Expenditures      605,370           543,950          384,339
General Corporate Capital
 Expenditures                     113,143            54,458          136,316
                                  -------           -------          -------

TOTAL CAPITAL EXPENDITURES      $ 718,513         $ 598,408        $ 520,655
                                  =======           =======          =======

The Company conducts operations only within the United States. Foreign sales are insignificant; primarily all sales are to domestic companies.

                                    II-30
                              PARADISE, INC.
                             AND SUBSIDIARIES
                             ================

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 2004, 2003 AND 2002
                      --------------------------------


NOTE 14:  MAJOR CUSTOMERS

With the continuing acquisitions, mergers and other consolidations in the supermarket industry, there is increasing concentration of candied fruit buying activity. During 2004, the Company derived nearly 12% of its consolidated revenues from affiliated companies Wal-Mart Stores, Inc. and Sam's Club. These customers are not affiliated with Paradise, Inc. in any way, and have exclusive use of a Paradise-owned controlled brand. In addition, plastics sales to Aqua Cal, Inc. accounted for 16% of the Company's consolidated revenues. The loss of any of these customers would have a material adverse effect on operating earnings.

NOTE 15:  CONCENTRATION OF CREDIT RISK

Financial instruments which potentially subject the Company to concentration of credit risk consist principally of cash equivalents and unsecured trade receivables. The Company's cash equivalents are maintained with several financial institutions located in Florida. Accounts at each institution are secured by the Federal Deposit Insurance Corporation up to $100,000. Uninsured balances aggregate to $3,247,684 at December 31, 2004. The Company grants credit to customers, substantially all of whom are located in the United States. The Company's ability to collect these receivables is dependent upon economic conditions in the United States and the financial condition of its customers.

NOTE 16:  DEFERRED INCOME TAXES

The Company recognizes deferred tax assets and liabilities for future tax consequences of events that have been previously recognized in the Company's financial statements or tax returns. The measurement of deferred tax assets and liabilities is based on provisions of the enacted tax law; the effects of future changes in tax laws or rates are not anticipated.

Significant components of the Company's deferred tax assets and liabilities at December 31, 2004, 2003 and 2002 were:

                                         2004           2003           2002
                                        ------         ------         ------
Deferred Tax Assets resulting from:
 Inventory Valuation                  $ 148,739      $ 191,836      $ 217,738
 Book Provision for Loss of Profits      56,821         76,765        102,730
 Contribution and Loss Carryforward      39,625
 Unrealized Loss on Investments          32,785         37,382         52,364
                                        -------        -------        -------
  Total Deferred Tax Assets             277,970        305,983        372,832
                                        -------        -------        -------

                                    II-31
                              PARADISE, INC.
                             AND SUBSIDIARIES
                             ================

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 2004, 2003 AND 2002
                      --------------------------------


NOTE 16:  DEFERRED INCOME TAXES (CONTINUED)

                                          2004          2003          2002
                                         ------        ------        ------

Deferred Tax Liabilities resulting from:
  Tax over Book Depreciation             536,548       494,273       436,929
                                         -------       -------       -------
Total Deferred Tax Liabilities           536,548       494,273       436,929
                                         -------       -------       -------

Net Deferred Tax (Asset) Liability     $ 258,578     $ 188,290     $  64,097
                                         =======       =======       =======
The Net Deferred Tax (Asset)
 Liability is reflected in the
 Balance Sheet under these captions:
  Deferred Income Tax Asset          $ ( 277,970 ) $ ( 305,983 ) $ ( 372,832 )
  Deferred Income Tax Liability          536,548       494,273       436,929
                                         -------       -------       -------

                                       $ 258,578     $ 188,290   $    64,097
                                         =======       =======       =======


NOTE 17:  FAIR VALUE OF FINANCIAL INSTRUMENTS

All financial instruments are carried at amounts that approximate estimated fair value. These financial instruments are cash, accounts receivable, accounts payable, accrued expenses, short-term debt and long-term debt obligations.


NOTE 18:	  ACQUISITION

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




                                    II-32
                              PARADISE, INC.
                             AND SUBSIDIARIES
                             ================

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 2004, 2003 AND 2002
                      --------------------------------


NOTE 18:	  ACQUISITION (CONTINUED)

The following summarizes the fair values at the date of acquisition:

            Cash                                      $ 155,600
            Accounts Receivable                         144,671
            Inventory                                   106,228
            Other Current Assets                         13,471
            Property, Plant and Equipment, net          151,385
            Goodwill                                    413,280
                                                        -------

             Total Assets Acquired                      984,635
                                                        -------

            Accounts Payable                             39,558
            Other Current Liabilities                    44,560
            Other Liabilities                             6,100
                                                        -------

             Total Liabilities                           90,218
                                                        -------

            Net Assets Acquired                       $ 894,417
                                                        =======


The following (unaudited) pro forma consolidated results of operations have been prepared as if the acquisition of Mastercraft Products Corporation had occurred at January 1, 2003:
                                                   2004               2003
                                                   ----               ----

Net Sales                                      $ 23,060,262       $ 22,429,208

Net Income                                           91,656            548,049

Net Income per Share - Basic                         $  .18             $ 1.06

Net Income per Share - Diluted                       $  .18             $ 1.06

The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results.

                                   II-33
                              PARADISE, INC.
                             AND SUBSIDIARIES
                             ================

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 2004, 2003 AND 2002
                      --------------------------------


NOTE 19:  	SUBSEQUENT EVENT

On March 24, 2005, the Company declared a dividend of $.10 per share to stockholders of record at December 31, 2004.











































                                    II-34
Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                   None


Item 8A.  Controls and Procedures


The Company's Chief Executive Officer and Chief Financial Officer have conducted an evaluation of the Company's disclosure controls and procedures as of December 31, 2004. Based on their evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable Securities and Exchange Commission rules and forms. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the most recent evaluation of these controls by the Company's Chief Executive Officer and Chief Financial Officer. No significant deficiencies or material weaknesses in the Company's internal controls were identified therefore no corrective actions were taken.

































                                    II-35
PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16 (a) of the Exchange Act

                    Directors of the Registrant
                    ---------------------------

Melvin S. Gordon -           CEO and Chairman of the Registrant, 71 years old.
                             Term of office will expire at next stockholders' meeting. Officer with Registrant past 40 years.

Eugene L. Weiner -           Vice-President of the Registrant, 73 years old.
                             Term of office will expire at next stockholders' meeting. Officer with Registrant past 39 years.
                             (See note on page III-2)

Randy S. Gordon -            President of the Registrant, 49 years old. Term
                             of office will expire at next stockholders' meeting. Employee or officer of Registrant past
                             26 years.

Tracy W. Schulis -           Senior Vice-President and Secretary of the
                             Registrant, 48 years old. Term of office will expire at next stockholders' meeting. Employee or officer of Registrant past 25 years.

Mark H. Gordon -             Executive Vice-President of the Registrant, 42
                             years old. Term of office will expire at next stockholders' meeting. Employee or Officer of Registrant past 19 years.

                    Executive Officers of the Registrant
                    ------------------------------------

Melvin S. Gordon -           CEO and Chairman, 71 years old.  Term of office
                             will expire at next annual directors' meeting.
                             Officer with Registrant past 40 years.

Eugene L. Weiner -           Vice-President, 73 years old.  Term of office
                             will expire at next annual directors' meeting.
                             Officer with Registrant past 39 years.

Randy S. Gordon -            President, 49 years old.  Term of office will
                             expire at next annual directors' meeting.
                             Employee or officer of Registrant past 26 years.

Tracy W. Schulis -           Senior Vice-President and Secretary, 48 years
                             old.  Term of office will expire at next annual
                             directors' meeting.   Employee or officer of
                             Registrant past 25 years.

Mark H. Gordon -             Executive Vice-President, 42 years old.  Term of
                             office will expire at next annual directors' meeting. Employee or Officer of Registrant past
                             19 years.
                                       III-1
Item 9.  Directors and Executive Officers of the Registrant (Continued)


Jack M. Laskowitz -          CFO and Treasurer, 48 years old.  Term of office
                             will expire at annual directors' meeting.
                             Employee or officer with Registrant past 4 years.


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


Code of Business Conduct and Ethics
-----------------------------------

The Company has adopted a Code of Business Conduct and Ethics that applies to all executive officers, directors and employees of the Company. The Code of Business Conduct and Ethics is attached as an exhibit to this Annual Report on Form 10-KSB.











III-2
Item 10.  Executive Compensation

(a) and (b)  The following summary compensation table sets forth all remuneration paid or accrued by the Company and its subsidiaries for the years ended December 31, 2004, 2003 and 2002 to its Chief Executive Officer and the four other highest paid executive officers whose total remuneration exceeded $100,000.

                             COMPENSATION
                             ------------
NAME AND PRINCIPAL                                           BENEFITS UPON
    POSITION             YEAR    SALARY (1)    BONUS       RETIREMENT (2) (3)
--------------------     ----    ----------   -------     -------------------
Melvin S. Gordon,
 Chief Exec. Officer     2004    $ 352,891   $ 10,000            (4)
                         2003      352,366      - 0 -
                         2002      352,217     82,950

Eugene L. Weiner,
 Vice-President          2002      206,602     63,000            (5)

Randy S. Gordon,
 President               2004      206,433     10,000         $ 72,000
                         2003      206,601      - 0 -           72,000
                         2002      206,515     51,720           72,000

Tracy W. Schulis,
 Senior Vice-President
  and Secretary          2004      206,701     10,000           72,000
                         2003      206,345      - 0 -           72,000
                         2002      206,266     51,720           72,000

Mark H. Gordon,
 Executive Vice-
  President              2004      205,818     10,000           72,000
                         2003      205,786      - 0 -           72,000
                         2002      205,788     51,720           72,000


Jack M. Laskowitz,
 Chief Financial Officer 2004       98,672      2,000           24,576
                         2003       98,275      2,500           22,656

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

             Not applicable

(e)  Long-Term Incentive Plan Awards Table
     -------------------------------------

             Not Applicable


Item 11.  Security Ownership of Certain Beneficial Owners and Management

(a) The following table sets forth as of December 31, 2004, information concerning the beneficial ownership of the common stock of the Company by the persons who own, are known by the company to own, or who the Company has been advised have filed with the S.E.C. declarations of beneficial ownership, of more than 5% of the outstanding common stock.



























                                    III-4
Item 11. Security Ownership of Certain Beneficial Owners and Management (Continued)

                                            AMOUNT & NATURE
NAME AND ADDRESS OF       TITLE OF           OF BENEFICIAL      PERCENT
 BENEFICIAL OWNER          CLASS             OWNERSHIP (1)      OF CLASS
-------------------       --------          ---------------     --------

Melvin S. Gordon          Common
2611 Bayshore Blvd.
Tampa, Florida                                 192,742 (1)        37.1%
                                               -------            ----

TOTAL                                          192,742            37.1%
                                               =======            ====


(1) Includes 141,760 shares owned by the Helen A. Weaner Family Partnership, Ltd., control of which Mr. Gordon shares with his wife as Trustees.


(b) Beneficial ownership of common stock held by all directors and officers of the Company as a group:

                                         AMOUNT AND NATURE
                          TITLE OF         OF BENEFICIAL           PERCENT
                           CLASS           OWNERSHIP (1)           OF CLASS
                          --------       -----------------         --------
Directors and
Officers
As a Group                 Common             221,690                42.7%
                                              =======                ====

Melvin S. Gordon           Common             192,742 (2)            37.1%

Eugene L. Weiner           Common               4,300                 0.8

Randy S. Gordon            Common               7,400                 1.4

Tracy W. Schulis           Common               8,648                 1.7

Mark H. Gordon             Common               8,600                 1.7


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

      Exhibit (14.1) - Code of Business Conduct and Ethics

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

      Exhibit (31.2) - Certification of Chief Financial Officer pursuant to
                       Rule 13a-14(a) (filed herewith)

      Exhibit (32.1) - Certification of Chief Executive Officer pursuant to
                       18 U.S.C. Section 1350 (filed herewith)

      Exhibit (32.2) - Certification of Chief Financial Officer pursuant to
                       18 U.S.C. Section 1350 (filed herewith)


(b)    Reports on Form 8-K
       -------------------

       No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 2004.















                                    III-6
Item 14.  Principal Accountant Fees and Services
          --------------------------------------

Audit Fees
----------

The aggregate fees billed for professional services rendered by Bella, Hermida, Gillman, Hancock & Mueller for the audit of the Company's annual financial statements and review of financial statements included in the Company's Forms 10-QSB for fiscal years 2004 and 2003 were $93,000 and $62,400, respectively. At the time of this filing, not all audit fees had been billed for the 2004 fiscal year.

Audit-Related Fees
------------------

The aggregate fees billed in fiscal years 2004 and 2003 for assurance and related services by Bella, Hermida, Gillman, Hancock & Mueller that were reasonably related to the performance of the audit or review of the Company's financial statements were $5,500 and $22,050, respectively. The nature of those services was employee benefit plan audits, due diligence related to potential acquisitions, and accounting consultations in connection with potential acquisitions.

Tax Fees
--------

The aggregate fees billed in fiscal years 2004 and 2003 for professional services rendered by Bella, Hermida, Gillman, Hancock & Mueller for tax compliance, tax advice and tax planning were $19,150 and $21,697, respectively. The nature of those services involved the preparation of federal, state and local tax returns, tax payment-planning services and preparation of employee benefit plan tax forms.

All Other Fees
--------------

No fees were billed in fiscal years 2004 and 2003 for professional services rendered by Bella, Hermida, Gillman, Hancock & Mueller for other products or services.

The Company has not formally designated an audit committee and as a result, the entire board of directors performs the duties of an audit committee. It's the Board's policy to pre-approve all services provided by Bella, Hermida, Gillman, Hancock & Mueller effective as of May 6, 2004. Since all services provided by the principal accountant are pre-approved, the Company does not rely on pre-approval policies and procedures.









                                    III-7

                              SIGNATURES
                              ----------

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



March 31, 2005                                       PARADISE, INC.
--------------
Date
                                                     /s/ Melvin S. Gordon
                                                     --------------------
                                                     Melvin S. Gordon
                                                     CEO and Chairman


In accordance with the Exchange Act this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.



/s/ Melvin S. Gordon          CEO, Chairman               March 31, 2005
----------------------         and Director               --------------
 Melvin S. Gordon                                         Date


/s/ Eugene L. Weiner          Vice-President              March 31, 2005
----------------------         and Director               --------------
 Eugene L. Weiner                                         Date


/s/ Randy S. Gordon           President and Director      March 31, 2005
----------------------                                    --------------
 Randy S. Gordon                                          Date


/s/ Tracy W. Schulis          Senior Vice-President,      March 31, 2005
----------------------         Secretary and Director     --------------
 Tracy W. Schulis                                         Date


/s/ Mark H. Gordon            Executive Vice-President    March 31, 2005
----------------------         and Director               --------------
 Mark H. Gordon                                           Date


/s/ Jack M. Laskowitz         CFO and Treasurer           March 31, 2005
----------------------                                    --------------
 Jack M. Laskowitz                                        Date



                                  III-8