Form 10QSB
period 2005-03-31
PARADISE INC
filed 2005-05-16
CIK 76149

FORM 10 - QSB

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


(X) Quarterly report pursuant to section 13 or 15(d) of the Securities Act of 1934.

        For the quarterly period ended March 31, 2005

                            or

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

Yes X ;    No
   ---       ---.

The number of shares outstanding of each of the issuer's classes of common
Stock:

          Class                          Outstanding as of March 31,
          -----                          ---------------------------
                                          2005               2004
                                          ----               ----
       Common Stock
      $0.30 Par Value                519,350 Shares      519,350 Shares











PARADISE, INC.                   COMMISSION FILE NO. 0-3026

PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements

                   PARADISE, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS
                             (UNAUDITED)
                  ---------------------------------

                                        AS OF MARCH 31,
                                       ---------------
                                      2005           2004
                                      ----           ----
ASSETS
------

CURRENT ASSETS:
 Cash and Unrestricted
  Demand Deposits                 $ 1,657,993    $ 1,512,897
 Accounts and Notes
  Receivable, Less
  Allowances of $-0-
  (2005 and 2004)                   1,184,702        983,947
 Inventories:
  Raw Materials                     2,952,222      1,916,649
  Work in Process                      11,889         10,986
  Finished Goods                    5,059,251      6,892,915
 Deferred Income Tax Asset            277,970        305,983
 Income Tax Refund
  Receivable                          365,485        452,537
 Prepaid Expenses and Other
  Current Assets                      310,555        329,237
                                   ----------     ----------

   TOTAL CURRENT ASSETS            11,820,067     12,405,151

 Property, Plant and Equipment,
  Less Accumulated Depreciation
  of $14,103,617 (2005) and
  $13,359,927 (2004)                5,842,717      5,509,413
 Goodwill                             413,280
 Deferred Charges and Other
  Assets                              735,623        649,344
                                   ----------     ----------

TOTAL ASSETS                     $ 18,811,687   $ 18,563,908
                                   ==========     ==========










See Accompanying Notes to these Consolidated Financial Statements (Unaudited)





LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

                                        AS OF MARCH 31,
                                       ---------------
                                      2005          2004
                                      ----          ----

CURRENT LIABILITIES:
 Notes and Trade Acceptances
  Payable                        $    201,827   $    176,925
 Current Portion of Long-Term
  Debt                                252,254        251,085
 Accounts Payable                   1,785,244      1,175,505
 Accrued Liabilities                  440,956        661,986
                                    ---------      ---------

   TOTAL CURRENT LIABILITIES        2,680,281      2,265,501


LONG-TERM DEBT, NET OF CURRENT
 PORTION                              744,398      1,095,998

DEFERRED INCOME TAX LIABILITY         536,548        494,273
                                    ---------      ---------

   TOTAL LIABILITIES                3,961,227      3,855,772
                                    ---------      ---------

STOCKHOLDERS' EQUITY:
 Common Stock: $.30 Par Value,
   2,000,000 Shares Authorized,
   583,094 Shares Issued,
   519,350 Shares Outstanding         174,928        174,928
 Capital in Excess of Par Value     1,288,793      1,288,793
 Retained Earnings                 13,717,997     13,583,293
 Unrealized Holding Gain (Loss)
  on Securities                   (    54,339 )  (    61,959 )
 Treasury Stock, at Cost,
  63,744 Shares                   (   276,919 )  (   276,919 )
                                   ----------     ----------

   Total Stockholders' Equity      14,850,460     14,708,136
                                   ----------     ----------
TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY            $ 18,811,687   $ 18,563,908
                                   ==========     ==========




See Accompanying Notes to these Consolidated Financial Statements (Unaudited)


        PARADISE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                                (UNAUDITED)
                     -----------------------------------

                               FOR THE THREE MONTHS ENDED
                               --------------------------
                                         MARCH 31
                                         --------
                                   2005            2004
                                   ----            ----

Net Sales                     $  2,449,900    $  1,889,826
                                 ---------       ---------

Costs and Expenses:
 Cost of Goods Sold
  (excluding Depreciation)       1,971,270       1,551,216
 Selling, General and
  Administrative Expense           782,099         776,922
 Depreciation and Amortization     217,595         189,967
 Interest Expense                   13,359          10,877
                                 ---------       ---------

   Total Costs and Expenses      2,984,323       2,528,982
                                 ---------       ---------

Loss from Operations           (   534,423 )   (   639,156 )

Other Income                         9,792           2,343
                                 ---------       ---------
Loss from Operations Before
 Provision for Income Taxes    (   524,631 )   (   636,813 )

Provision for Income Taxes               0               0
                                 ---------       ---------

Net Loss                      $(   524,631 )  $(   636,813 )
                                 =========       =========



Loss per Common Share            $( 1.01 )       $( 1.23 )
                                    ====            ====

Dividend per Common Share        $   .10
                                    ====






See Accompanying Notes to these Consolidated Financial Statements (Unaudited)


              PARADISE, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (UNAUDITED)
                ---------------------------------------

                                      FOR THE THREE MONTHS ENDED
                                      --------------------------
                                               MARCH 31,
                                               ---------
                                          2005             2004
                                          ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Loss                            $(   524,631 )   $(   636,813 )
 Adjustments to Reconcile Net
  Loss to Net Cash Used in
  Operating Activities:
   Depreciation and Amortization          217,594          189,967
   Decrease (Increase) in:
    Accounts Receivable                   475,512          646,363
    Inventories                       ( 2,520,108 )    ( 2,364,700 )
    Prepaid Expenses                      141,739          100,273
    Other Assets                      (       125 )          2,400
   Increase (Decrease) in:
    Accounts Payable                    1,567,514          783,914
    Accrued Expense                   (   751,691 )    (   921,887 )
                                        ---------        ---------
    Net Cash Used in
      Operating Activities            ( 1,394,196 )    ( 2,200,483 )
                                        ---------        ---------

CASH FLOWS FROM INVESTING
 ACTIVITIES:
 Purchase of Property and
  Equipment                           (   300,535 )    (    18,891 )
                                        ---------        ---------

   Net Cash Used in
    Investing Activities              (   300,535 )    (    18,891 )
                                        ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from Issuance of
  Long-Term Debt                                           800,000
 Net Proceeds (Repayments) of
  Short-Term Debt                         156,611      (    97,480 )
 Principal Payments of Long-Term
  Debt                                (    62,698 )    (    61,878 )
 Loan Cost Payments                                    (    18,970 )
                                        ---------        ---------

   Net Cash Provided by
    Financing Activities                   93,913          621,672
                                        ---------        ---------

   Net Decrease in Cash               ( 1,600,818 )    ( 1,597,702 )


CASH AT BEGINNING OF PERIOD             3,258,811        3,110,599
                                        ---------        ---------

CASH AT END OF PERIOD                $  1,657,993     $  1,512,897
                                        =========        =========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for:
    Interest                        $      13,359     $     10,877
                                        =========        =========

  Noncash financing activity:
    Dividends Declared              $      51,935     $          0
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

The information furnished herein reflects all adjustments and accruals that management believes is necessary to fairly state the operating results for the respective periods. The notes to the financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company's Form 10-KSB for the year ended December 31, 2004. The Company's management believes that the disclosures are sufficient for interim financial reporting purposes.



Note 2     Net Loss per Share
--------------------------------------

Net loss per share, assuming no dilution, are based on the weighted average number of shares outstanding during the period: 519,350
(2005 and 2004).



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

                                    Three Months         Three Months
                                       Ended                Ended
                                   March 31, 2005       March 31, 2004
                                   --------------       --------------

Net Sales in Each Segment
-------------------------

Fruit:
 Sales to Unaffiliated Customers     $   403,566         $   598,690

Molded Plastics:
 Sales to Unaffiliated Customers       2,046,334           1,291,136
                                       ---------           ---------

Net Sales                            $ 2,449,900         $ 1,889,826
                                       =========           =========

For the three month period ended March 31, 2005 and 2004, sales of frozen strawberry products totaled $31,629 and $187,457, respectively.

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


                                   Three Months         Three Months
                                      Ended                Ended
                                  March 31, 2005       March 31, 2004
                                  --------------       --------------

Identifiable Assets of Each
 Segment are Listed Below
---------------------------

Fruit                              $  8,959,877         $ 10,601,471

Molded Plastics                       5,340,722            3,387,477
                                     ----------           ----------

Identifiable Assets                  14,300,599           13,988,948

General Corporate Assets              4,511,088            4,574,960
                                     ----------           ----------

Total Assets                       $ 18,811,687         $ 18,563,908
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

The following (unaudited) pro forma consolidated results of operations have been prepared as if the acquisition of Mastercraft Products
Corporation had occurred at January 1, 2004:


                                                        Three Months
                                                           Ended
                                                       March 31, 2004
                                                       --------------

     Net Sales                                          $  2,186,404

     Net Loss                                            (   619,612 )

     Net Loss per Share - Basic                               ( 1.19 )

     Net Loss per Share - Diluted                             ( 1.19 )



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




Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
------------------------------------------------------------------------

Overview
--------

The Company's core business, glace' (candied) fruit, which accounted for approximately 70% of total annual net sales during 2004, is highly seasonal. That is because the products sold are utilized primarily as ingredients for fruitcakes and other winter holiday confections, with nearly 85% of the annual shipments beginning in September and running through the middle of November of each year. However, in order to make timely deliveries during this period of peak demand, Paradise, Inc. must manufacture, package and store products throughout the year, building large inventories and accruing expenses against which there is little offsetting income. The recording of substantial losses is common well into the fourth quarter, even during the most profitable years. Therefore, it is the opinion of management that only a full year's financial reporting will yield a meaningful measurement of the Company's performance.

The Company's other business segment, Paradise Plastics, Inc., a wholly owned subsidiary of Paradise, Inc., producing custom molding products, does not have the extreme seasonal variations as experienced in the fruit segment. This segment initially developed to provide in-house packaging capabilities for the sale of glace' (candied) fruit products, represented 30% of the Company's total consolidated annual net sales to unaffiliated customers during the past year. Furthermore, Paradise, Inc. still remains the only company in the glace' (candied) fruit industry with its own in-house plastics packaging facility.

Manufacturing activity varies greatly from quarter to quarter and from year to year, depending on seasonal harvests, availability of raw materials, energy costs, anticipated orders and other factors. A comparison with the immediately preceding quarter or the similar quarter during the past year yields little useful information, so "Management's Discussion" is confined to data from the current year-to-date as compared to the like period during the preceding year.


The First Quarter
-----------------

Paradise Plastics, Inc. net sales to unaffiliated customers, excluding net sales of approximately $345,000 by Mastercraft Products Corporation, increased 32% during the first quarter of 2005 compared to the first quarter of 2004. As disclosed in an earlier filing, Paradise, Inc. acquired 100% of the outstanding stock of Mastercraft Products Corporation, a Central Florida plastics thermoformer on May 13, 2004. The primary reason for this increase has been the steady continuation of providing both new and existing customers with additional products uniquely designed and engineered to meet increasing high-tech plastics requirements.

Fruit segment net sales for the first quarter of 2005 decreased by 32.6% compared to the first quarter of 2004, solely due to a timing difference regarding the processing of strawberries into various finished products for retail distribution by a Florida based strawberry company. Weather conditions during the annual spring harvest season delayed the receipt of strawberries from local farmers along with the subsequent production and invoicing of a tolling charge by Paradise, Inc. until April, 2005 compared to March, 2004.

Cost of sales as a percentage of net sales decreased less than 1.6% for the first quarter of 2005 compared to 2004 as labor expenses associated with the production of strawberry products were delayed until April, 2005. However, with uncertainty surrounding the increasing cost of fuel along with an increase in Florida's minimum wage, effective May 2, 2005, management anticipates cost of sales will trend higher during the upcoming glace' (candied) fruit production period beginning in May, 2005.

Selling, general and administrative expenses increased less than 1% for the first quarter of 2005 compared to the first quarter of 2004. While the Company has benefited from several administrative employee retirements over the past year, increases in pension plan contributions along with increases to the Company's health care premiums have reduced, for the most part, the savings achieved in this overall category.

Depreciation and amortization expenses increased by 14.5% for the first quarter of 2005 compared to previous reporting period. The Company found it necessary to purchase additional thermoforming equipment during 2004, in order to maintain production capabilities due to the steady increase in volume, within the Plastics segment, over the past several years.

Interest expense for the first quarter of 2005 remained in line with the prior year's first quarter as interest rates charged on the Company's long-term debt were consistent with the prior reporting period. There were no borrowings on the Company's revolving short-term working capital loan during the first quarter of 2005.


Summary
-------

Excluding net sales from Mastercraft Products Corporation during the first quarter of 2005 of approximately $345,000, consolidated net sales increased by more than 11% for the first quarter of 2005 compared to 2004. Paradise Plastics, Inc.'s net sales to unaffiliated customers contributed 81% of overall first quarter 2005 net sales, increased by lmost 32% as demand for High-tech custom molding products continued to expand.

Fruit segment net sales, highly seasonal as mentioned above, declined by 32.6% as weather conditions delayed the processing of strawberry products until April, 2005 compared to March, 2004. However, with less than 3% anticipated consolidated net sales of Paradise, Inc. earned as of this reporting period, no reasonable estimate of a full year's operating performance can be projected at this time.



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


                  PARADISE, INC.
                  A Florida Corporation

                  /s/ Melvin S. Gordon              Date:  May 13, 2005
                  -----------------------------
                  Melvin S. Gordon
                  Chief Executive Officer and Chairman



                  /s/ Jack M. Laskowitz             Date:  May 13, 2005
                  ------------------------------
                  Jack M. Laskowitz
                  Chief Financial Officer and Treasurer