Form 10QSB/A
period 2005-06-30
PARADISE INC
filed 2005-09-28
CIK 76149

FORM 10 - QSB

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


(X) Quarterly report pursuant to section 13 or 15(d) of the Securities Act of 1934.

        For the quarterly period ended June 30, 2005

                            or

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

          Class                          Outstanding as of June 30,
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
                  ---------------------------------

                                       AS OF JUNE 30,
                                       ---------------
                                     2005           2004
                                     ----           ----
ASSETS
------

CURRENT ASSETS:
 Cash and Unrestricted
  Demand Deposits                $    26,218    $    18,592
 Accounts and Notes
  Receivable, Less
  Allowances of $-0-
  (2005 and 2004)                  1,290,039      1,243,541
 Inventories:
  Raw Materials                    2,848,917      2,689,997
  Work in Process                    412,916        551,029
  Finished Goods                   9,561,342     10,255,014
 Deferred Income Tax Asset           277,970        305,983
 Income Tax Refund
  Receivable                         365,485        453,470
 Prepaid Expenses and Other
  Current Assets                     650,223        791,680
                                  ----------     ----------

   TOTAL CURRENT ASSETS           15,433,110     16,309,306

 Property, Plant and Equipment,
  Less Accumulated Depreciation
  of $14,295,866 (2005) and
  $13,555,922 (2004)               5,786,164      5,646,604
 Deferred Charges and Other
  Assets                             408,929        655,778
 Goodwill                            413,280        403,844
 Intangible Asset - Net               82,000        123,000
                                  ----------     ----------

TOTAL ASSETS                    $ 22,123,483   $ 23,138,532
                                  ==========     ==========













                                        AS OF JUNE 30,
                                        --------------
                                     2005           2004
                                     ----           ----

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
 Notes and Trade Acceptances
  Payable                       $  1,828,324   $  2,673,840
 Current Portion of Long-Term
  Debt                               255,459        252,497
 Accounts Payable                  3,250,546      2,644,741
 Accrued Liabilities                 833,871      1,132,629
 Income Tax Payable                                  18,271
                                  ----------     ----------

   Total Current Liabilities       6,168,200      6,721,978


LONG-TERM DEBT, NET OF CURRENT
 PORTION                             757,171      1,151,946

DEFERRED INCOME TAX LIABILITY        536,548        494,273
                                  ----------     ----------

   Total Liabilities               7,461,919      8,368,197
                                  ----------     ----------

STOCKHOLDERS' EQUITY:
 Common Stock: $.30 Par Value,
  2,000,000 Shares Authorized,
  583,094 Shares Issued,
  519,350 Shares Outstanding         174,928        174,928
 Capital in Excess of Par Value    1,288,793      1,288,793
 Retained Earnings                13,529,101     13,645,492
 Unrealized Holding Gain (Loss)
  on Securities                  (    54,339 )  (    61,959 )
 Treasury Stock, at Cost,
  63,744 Shares                  (   276,919 )  (   276,919 )
                                  ----------     ----------

   Total Stockholders' Equity     14,661,564     14,770,335
                                  ----------     ----------
TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY           $ 22,123,483   $ 23,138,532
                                  ==========     ==========


See Accompanying Notes to these Consolidated Financial
Statements (Unaudited).









                       PARADISE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                                (UNAUDITED)
                     -----------------------------------

                               FOR THE THREE MONTHS ENDED
                               --------------------------
                                         JUNE 30
                                         -------
                                   2005            2004
                                   ----            ----

Net Sales                      $ 2,652,283     $ 2,077,380
                                 ---------       ---------

Costs and Expenses:
 Cost of Goods Sold
  (excluding Depreciation)       1,652,306         933,649
 Selling, General and
  Administrative Expense           973,627         863,895
 Depreciation and Amortization     210,718         200,774
 Interest Expense                   14,913          18,719
                                 ---------       ---------

   Total Costs and Expenses      2,851,564       2,017,037
                                 ---------       ---------

Income (Loss) from Operations   (  199,281 )        60,343

Other Income                         5,771           1,856
                                 ---------       ---------
Income (Loss) from Operations
 Before Provision for Income
 Taxes                          (  193,510 )        62,199

Provision for Income Taxes               0               0
                                 ---------       ---------

Net Income (Loss)              $(  193,510 )   $    62,199
                                 =========       =========



Net Income (Loss) per
 Common Share                    $(  .37 )        $ 0.12
                                    ====            ====









See Accompanying Notes to these Consolidated Financial
Statements (Unaudited).





                       PARADISE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                                (UNAUDITED)
                     -----------------------------------

                                 FOR THE SIX MONTHS ENDED
                                 ------------------------
                                         JUNE 30
                                         -------
                                   2005            2004
                                   ----            ----

Net Sales                      $ 5,102,183     $ 3,967,206
                                 ---------       ---------

Costs and Expenses:
 Cost of Goods Sold
  (excluding Depreciation)       3,623,576       2,484,865
 Selling, General and
  Administrative Expense         1,755,726       1,640,817
 Depreciation and Amortization     428,313         390,741
 Interest Expense                   28,272          29,596
                                 ---------       ---------

   Total Costs and Expenses      5,835,887       4,546,019
                                 ---------       ---------

Loss from Operations            (  733,704 )    (  578,813 )

Other Income                        15,563           4,199
                                 ---------       ---------
Loss from Operations Before
 Provision for Income Taxes     (  718,141 )    (  574,614 )

Provision for Income Taxes               0               0
                                 ---------       ---------

Net Loss                       $(  718,141 )   $(  574,614 )
                                 =========       =========



Net Loss per Common Share        $( 1.38 )       $( 1.11 )
                                    ====            ====








See Accompanying Notes to these Consolidated Financial
Statements (Unaudited).







                    PARADISE, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (UNAUDITED)
                ---------------------------------------

                                      FOR THE SIX MONTHS ENDED
                                      ------------------------
                                             JUNE 30,
                                             --------
                                       2005             2004
                                       ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Loss                         $(   718,141 )   $(   574,614 )
 Adjustments to Reconcile Net
  Loss to Net Cash Used in
  Operating Activities:
   Depreciation and Amortization       428,313          390,741
   Decrease (Increase) in:
    Accounts Receivable                370,172          531,440
    Inventories                    ( 7,319,921 )    ( 6,933,962 )
    Prepaid Expenses               (   197,928 )    (   353,631 )
    Other Assets                       250,096      (     8,812 )
   Increase (Decrease) in:
    Accounts Payable                 3,032,816        2,203,335
    Accrued Expense                (   301,863 )    (   363,407 )
                                     ---------        ---------

     Net Cash Used in
      Operating Activities         ( 4,456,456 )    ( 5,108,910 )
                                     ---------        ---------

CASH FLOWS FROM INVESTING
 ACTIVITIES:
 Purchase of Property and
  Equipment                        (   460,590 )    (   200,693 )
 Cash Paid for Investment in
  Subsidiary                                        (   731,481 )
                                     ---------        ---------

     Net Cash Used in
      Investing Activities         (   460,590 )    (   932,174 )
                                     ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from Issuance of
  Long-Term Debt                                        800,000
 Net Proceeds (Repayments) of
  Short-Term Debt                    1,783,108        2,399,435
 Principal Payments of Long-Term
  Debt                             (    46,720 )    (   127,518 )
 Dividends Paid                    (    51,935 )    (   103,870 )
 Loan Cost Payments                                 (    18,970 )
                                     ---------        ---------

   Net Cash Provided by
    Financing Activities             1,684,453        2,949,077
                                     ---------        ---------





   Net Decrease in Cash            ( 3,232,593 )    ( 3,092,007 )


CASH AT BEGINNING OF PERIOD          3,258,811        3,110,599
                                     ---------        ---------

CASH AT END OF PERIOD             $     26,218     $     18,592
                                     =========        =========



SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for:
    Interest                      $     28,272     $     29,596
                                     =========        =========


SUPPLEMENTAL SCHEDULE OF NONCASH
 INVESTING AND FINANCING ACTIVITIES:

  Long-Term Debt Assumed or Issued for:

    Covenant Not to Compete       $                $    123,000
                                     =========        =========


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


                                      Six Months         Six Months
                                        Ended              Ended
                                    June 30, 2005      June 30, 2004
                                    -------------      -------------

Net Sales in Each Segment
-------------------------

Candied Fruit:
 Sales to Unaffiliated Customers     $   777,345        $   853,504

Molded Plastics:
 Sales to Unaffiliated Customers       4,324,838          3,113,702
                                       ---------          ---------

Net Sales                            $ 5,102,183        $ 3,967,206
                                       =========          =========

For the six month period ended June 30, 2005 and 2004, sales of frozen strawberry products totaled $108,352 and $240,380, respectively.

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







                                      Six Months         Six Months
                                        Ended              Ended
                                    June 30, 2005      June 30, 2004
                                    -------------      -------------

Identifiable Assets of Each
 Segment are Listed Below
---------------------------

Candied Fruit                       $ 13,358,955       $ 14,896,498

Molded Plastics                        5,716,578          4,739,737
                                      ----------         ----------

Identifiable Assets                   19,075,533         19,636,235

General Corporate Assets               3,047,950          3,502,297
                                      ----------         ----------

Total Assets                        $ 22,123,483       $ 23,138,532
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

The following (unaudited) pro forma consolidated results of operations have been prepared as if the acquisition of Mastercraft Products
Corporation had occurred at January 1, 2004:


                                                      Three Months
                                                          Ended
                                                      June 30, 2004
                                                      -------------

     Net Sales                                         $  2,077,380

     Net Income                                              62,199

     Net Income per Share - Basic                              0.12

     Net Income per Share - Diluted                            0.12



                                                       Six Months
                                                          Ended
                                                      June 30, 2004
                                                      -------------

     Net Sales                                         $  4,263,784

     Net Loss                                           (   557,413 )

     Net Loss per Share - Basic                            (   1.07 )

     Net Loss per Share - Diluted                          (   1.07 )


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


The First Six Months
--------------------

Paradise Plastics, Inc.'s net sales, to unaffiliated customers, increased 39% for the first six months of 2005 compared to the similar period of 2004. This increase includes $691,048 in net sales from Mastercraft Products Corporation compared to $240,727 recorded in the prior year's six month report. As mentioned in a previous filing, Paradise, Inc. acquired 100% of the outstanding shares of Mastercraft Products Corporation on May 13, 2004. This Central Florida based thermoformer sells plastics products to clients in the food, medical and high-tech industries throughout the Southeastern United States. Growth in this business segment has been related to the consistent ability to provide high-tech engineered plastics products for its customers.









The First Six Months (Continued)
-------------------------------

Paradise, Inc.'s fruit segment net sales, which are highly seasonal, decreased by 8.9% for the first six months of 2005 compared to the similar period of 2004. Weather conditions surrounding the spring harvest season for strawberries, delayed and then limited the availability of frozen strawberry products processed on behalf of a Central Florida distributor. However, with less than 5% of anticipated fruit segment net sales recorded to date, no reasonable trend in sales activity can be determined at this time.

Cost of sales, as a percentage of net sales, increased 8.4% compared to the prior year's reporting period. Price increases absorbed from the Company's suppliers of plastics raw materials, caused in part by rising fuel cost has contributed to this increase. In addition, part-time labor expense, which is highest during the glace' fruit production period of May through November, has increase slightly, as the State of Florida increased minimum wage, effective May 2, 2005.

Selling expenses increased 17% for the first six months of 2005 compared to the similar period of 2004 based upon the following events. First, the Company negotiated a settlement with a national food brokerage firm to resolve a dispute regarding certain marketing expenses incurred on behalf of Paradise, Inc. Secondly, due to changes in market conditions and along with competitive price alternatives for the procurement of raw fruit products, Paradise, Inc.terminated its minority interest in the Company's Mexican based supplier of pineapple. Finally, Paradise, Inc. incurred selling expenses with the Company's decision to terminate a joint marketing agreement with a West Coast distributor of frozen strawberry products. Expenses associated with these events totaled $129,636. This amount was charged to operations during the second quarter of 2005. No additional expenses regarding these events are anticipated in the future.

General and administrative expenses increased 2.4% for the first six months of 2005 compared to previous year's reporting period. Despite several administrative employee retirements over the past year, increases in pension plan contributions along with the premiums paid related to the employer's share of health insurance have reduced the savings achieved in this category.

Depreciation and amortization expenses increased 9.6% for the first six months of 2005 compared to the similar period of 2004 as the Company placed more than $425,000 in Plastics thermoforming equipment into operations during the second half of 2004.

Interest expense decreased slightly over the previous year's six month reporting period as improved cash flow from Paradise Plastics, Inc. offset increases in the rate of interest charged by the Company's primary lender on its revolving short-term working capital loan.











Summary
-------

Paradise, Inc.'s consolidated net sales, increased 29% for the first six months of 2005 compared to the similar period of 2004. However, with an 8.4% increase in the cost of sales, combined with a one-time charge of $129,636 to terminate several vendor agreements, Paradise, Inc.'s net operating loss for the first six months of 2005 increased by $143,527 compared to the similar period of 2004.

Finally, with less than 25% of consolidated net sales activity generated to date, management can not make any reasonable forecast as to the Company's year end profit. Only a full year's accounting will yield any meaningful results as to the Company's overall performance and profitability.





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

Item 1.   Legal Proceedings - N/A

Item 2.   Changes in Securities - N/A

Item 3.   Defaults upon Senior Securities - N/A

Item 4.   Submission of Matters to a Vote of Security Holders

          The annual meeting of the shareholders of Paradise, Inc. was held on May 26, 2005. The purpose of the meeting was to elect five directors to hold office until the next annual meeting of shareholders and to ratify the reappointment of Bella, Hermida, Gillman, Hancock & Mueller as the Company's independent certified public accountants for 2005.

          The following is the results of the election of Directors:

          Nominee                  Votes For           Votes Withheld
          -------                  ---------           --------------

          Melvin S. Gordon          440,906                35,152
          Randy S. Gordon           440,906                35,152
          Tracy W. Schulis          440,906                35,152
          Mark H. Gordon            440,906                35,152
          Eugene L. Weiner          415,906                60,927

          The following is the results of the ratification of Bella, Hermida, Gillman, Hancock & Mueller as the Company's independent accountants for 2005:

             For                    Against             Abstain
            -----                   -------             -------

           448,803                   1,400               25,855

























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


                  PARADISE, INC.
                  A Florida Corporation

                  /s/ Melvin S. Gordon            Date:  August 16, 2005
                  -----------------------------
                  Melvin S. Gordon
                  Chief Executive Officer and Chairman


                  /s/ Jack M. Laskowitz           Date:  August 16, 2005
                  --------------------------------
                  Jack M. Laskowitz
                  Chief Financial Officer and Treasurer