Form 10QSB/A
period 2005-06-30
PARADISE INC
filed 2005-10-31
CIK 76149

FORM 10 - QSB/A

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

Note 2      Report Amendment
----------------------------

This report is being amended to include officer certifications that were omitted from the original report. The wording in Item 3, Controls and Procedures, has been changed from "within 90 days of the filing date of this quarterly report" to "at the end of the period of this quarterly report".



Note 3     Net Income (Loss) per Share
--------------------------------------

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



























Note 5     Business Combination
---------------------------------

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





Item 3.  Controls and Procedures
--------------------------------

The Company's Chief Executive Officer and Chief Financial Officer have, at the end of the period of this quarterly report, evaluated the Company's disclosure controls and procedures. Based on their evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the applicable Securities and Exchange Commission rules and forms. There were no changes in the Company's internal controls or in other factors that could affect these controls subsequent to the date of the most recent evaluation of these controls by the Company's Chief Executive Officer and Chief Financial Officer. No deficiencies or material weaknesses in the Company's internal controls were identified, therefore, no corrective actions were taken.















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


                  PARADISE, INC.
                  A Florida Corporation

                  /s/ Melvin S. Gordon            Date:  August 16, 2005
                  -----------------------------
                  Melvin S. Gordon
                  Chief Executive Officer and Chairman


                  /s/ Jack M. Laskowitz           Date:  August 16, 2005
                  --------------------------------
                  Jack M. Laskowitz
                  Chief Financial Officer and Treasurer






























                              Exhibit 31.1

                       Sarbanes-Oxley Section 302
                Certification of Chief Executive Officer
                ----------------------------------------

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this quarterly report;

4. The small business issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

  a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

  b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

  c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

  d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

   a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

   b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.


 Date:  August 13, 2005

 /s/ Melvin S. Gordon
 -------------------------------
 Melvin S. Gordon
 Chief Executive Officer and Chairman

































                             Exhibit 31.2

                       Sarbanes-Oxley Section 302
                Certification of Chief Financial Officer
                ----------------------------------------

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this quarterly report;

4. The small business issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

  a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

  b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

  c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

  d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and





5. The small business issuer's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

   a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

   b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.


 Date:  August 13, 2005

 /s/ Jack M. Laskowitz
 -----------------------------------
 Jack M. Laskowitz
 Chief Financial Officer and Treasurer





























                               Exhibit 32.1

                Certification of CEO and CFO Pursuant to
              18 U.S.C. Section 1350 as Adopted Pursuant to
              Section 906 of the Sarbanes-Oxley Act of 2002
              ---------------------------------------------


     In connection with the Quarterly Report of Paradise, Inc. on Form 10-QSB for the period ending June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Melvin S. Gordon, as Chief Executive Officer of Paradise, Inc., certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:


     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities and Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of Paradise, Inc.



       /s/ Melvin S. Gordon            Date:  August 13, 2005
       -----------------------------
       Melvin S. Gordon
       Chief Executive Officer and Chairman




























                              Exhibit 32.2

                Certification of CEO and CFO Pursuant to
             18 U.S.C. Section 1350 as Adopted Pursuant to
             Section 906 of the Sarbanes-Oxley Act of 2002
             ---------------------------------------------


     In connection with the Quarterly Report of Paradise, Inc. on Form 10-QSB for the period ending June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jack M. Laskowitz, as Chief Financial Officer of Paradise, Inc., certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:


     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities and Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of Paradise, Inc.



       /s/ Jack M. Laskowitz            Date:  August 13, 2005
       -----------------------------
       Jack M. Laskowitz
       Chief Financial Officer and Treasurer