Form 10QSB
period 2005-09-30
PARADISE INC
filed 2005-11-15
CIK 76149

FORM 10 - QSB

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


(X) Quarterly report pursuant to section 13 or 15(d) of the Securities Act of 1934.

        For the quarterly period ended September 30, 2005

                            or

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

Yes X ;    No
   ---       ---.

The number of shares outstanding of each of the issuer's classes of common
Stock:

          Class                          Outstanding as of September 30,
          -----                          ------------------------------
                                          2005                  2004
                                          ----                  ----
       Common Stock
      $0.30 Par Value                519,350 Shares        519,350 Shares











PARADISE, INC.                   COMMISSION FILE NO. 0-3026


PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements


                   PARADISE, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS
                             (UNAUDITED)
                  ---------------------------------

                                      AS OF SEPTEMBER 30,
                                      -------------------
                                      2005           2004
                                      ----           ----
ASSETS
------

CURRENT ASSETS:
 Cash and Unrestricted
  Demand Deposits                $   147,385    $   185,140
 Accounts and Notes
  Receivable, Less
  Allowances of $-0-
  (2005 and 2004)                  8,171,457      9,618,728
 Inventories:
  Raw Materials                    2,187,120      2,373,215
  Work in Process                    380,114        890,370
  Finished Goods                   6,704,967      5,755,139
 Deferred Income Tax Asset           277,970        305,983
 Income Tax Refund
  Receivable                         365,485        452,537
 Prepaid Expenses and Other
  Current Assets                     512,358        814,572
                                  ----------     ----------

   TOTAL CURRENT ASSETS           18,746,856     20,395,684

 Property, Plant and Equipment,
  Less Accumulated Depreciation
  of $14,539,524 (2005) and
  $13,755,225 (2004)               5,693,158      5,512,145
 Deferred Charges and Other
  Assets                             361,858        648,841
 Goodwill                            413,280        413,280
 Intangible Asset - Net              112,165        112,750
                                  ----------     ----------

TOTAL ASSETS                    $ 25,327,317   $ 27,082,700
                                  ==========     ==========















                                      AS OF SEPTEMBER 30,
                                      -------------------
                                     2005            2004
                                     ----            ----

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
 Notes and Trade Acceptances
  Payable                       $   4,991,376  $   5,605,383
 Current Portion of Long-Term
  Debt                                230,624        253,962
 Accounts Payable                   2,059,288      1,734,190
 Accrued Liabilities                1,256,060      1,531,368
 Income Taxes Payable                  75,908        411,479
                                   ----------     ----------

   Total Current Liabilities        8,613,256      9,536,382


LONG-TERM DEBT, NET OF CURRENT
 PORTION                              662,859        977,656

DEFERRED INCOME TAX LIABILITY         536,548        494,273
                                   ----------     ----------

   Total Liabilities                9,812,663     11,008,311
                                   ----------     ----------

STOCKHOLDERS' EQUITY:
 Common Stock: $.30 Par Value,
  2,000,000 Shares Authorized,
  583,094 Shares Issued,
  519,350 Shares Outstanding          174,928        174,928
 Capital in Excess of Par Value     1,288,793      1,288,793
 Retained Earnings                 14,382,191     14,949,546
 Unrealized Holding Gain (Loss)
  on Securities                  (     54,339 ) (     61,959 )
 Treasury Stock, at Cost,
  63,744 Shares                  (    276,919 ) (    276,919 )
                                   ----------     ----------

   Total Stockholders' Equity      15,514,654     16,074,389
                                   ----------     ----------
TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY           $  25,327,317  $  27,082,700
                                   ==========     ==========


See Accompanying Notes to these Consolidated Financial
 Statements (Unaudited).












                       PARADISE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                                (UNAUDITED)
                     -----------------------------------

                                  FOR THE THREE MONTHS ENDED
                                  --------------------------
                                          SEPTEMBER 30
                                          ------------
                                      2005            2004
                                      ----            ----

Net Sales                        $ 10,323,514     $ 11,900,286
                                   ----------       ----------

Costs and Expenses:
 Cost of Goods Sold (excluding
  Depreciation)                     7,649,693        8,603,350
 Selling, General and
  Administrative Expense            1,468,967        1,323,396
 Depreciation and Amortization        224,265          214,331
 Interest Expense                      64,777           50,671
                                   ----------       ----------

   Total Costs and Expenses         9,407,702       10,191,748
                                   ----------       ----------

Income from Operations                915,812        1,708,538

Other Income                           13,184            7,463
                                   ----------       ----------
Income from Operations Before
 Provision for Income Taxes           928,996        1,716,001

Provision for Income Taxes             75,908          411,947
                                   ----------       ----------

Net Income                       $    853,088     $  1,304,054
                                   ==========       ==========



Net Income per Common Share         $ 1.64          $ 2.51
                                      ====            ====

Weighted Average Common Shares
 Outstanding                        519,350         519,350
                                    =======         =======


See Accompanying Notes to these Consolidated Financial
 Statements (Unaudited).








                       PARADISE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (UNAUDITED)
                     -----------------------------------

                                  FOR THE NINE MONTHS ENDED
                                  -------------------------
                                        SEPTEMBER 30
                                        ------------
                                     2005           2004
                                     ----           ----

Net Sales                       $ 15,415,613    $ 15,867,492
                                  ----------      ----------

Costs and Expenses:
 Cost of Goods Sold (excluding
  Depreciation)                   11,273,270      11,088,215
 Selling, General and
  Administrative Expense           3,193,936       2,964,213
 Depreciation and Amortization       683,327         605,072
 Interest Expense                     93,049          80,267
                                  ----------      ----------

   Total Costs and Expenses       15,243,582      14,737,767
                                  ----------      ----------

Income from Operations               172,031       1,129,725

Other Income                          38,826          11,662
                                  ----------      ----------
Income from Operations Before
 Provision for Income Taxes          210,857       1,141,387

Provision for Income Taxes            75,908         411,947
                                  ----------      ----------

Net Income                      $    134,949    $    729,440
                                  ==========      ==========



Net Income per Common Share        $  .26          $ 1.40
                                     ====            ====

Weighted Average Common Shares
 Outstanding                        519,350         519,350
                                    =======         =======



See Accompanying Notes to these Consolidated Financial
 Statements (Unaudited).





                    PARADISE, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (UNAUDITED)
                ---------------------------------------

                                      FOR THE NINE MONTHS ENDED
                                      ------------------------
                                            SEPTEMBER 30,
                                            -------------
                                        2005            2004
                                        ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income                       $    134,949     $    729,440
 Adjustments to Reconcile Net
  Income to Net Cash Used in
  Operating Activities:
   Depreciation and Amortization       683,327          605,072
   Decrease in Deferred Taxes                       (     2,100 )
   Decrease (Increase) in:
    Accounts Receivable            ( 6,511,246 )    ( 7,843,747 )
    Inventories                    ( 3,768,947 )    ( 2,456,646 )
    Prepaid Expenses               (    60,063 )    (   376,523 )
    Other Assets                       231,649      (     6,653 )
    Income Tax Receivable                                   933
   Increase (Decrease) in:
    Accounts Payable                 1,841,558        1,292,784
    Accrued Expense                    114,986           35,332
    Income Taxes Payable                75,908          393,208
                                     ---------        ---------

     Net Cash Used in
      Operating Activities         ( 7,257,879 )    ( 7,628,900 )
                                     ---------        ---------

CASH FLOWS FROM INVESTING
 ACTIVITIES:
 Purchase of Property and
  Equipment                        (   586,883 )    (   265,537 )
 Cash Paid for Investment in
  Subsidiary                                        (   738,817 )
                                     ---------        ---------

     Net Cash Used in
      Investing Activities         (   586,883 )    ( 1,004,354 )
                                     ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from Issuance of
  Long-Term Debt                                        800,000
 Net Proceeds of (Repayments)
  Short-Term Debt                    4,946,160        5,330,978
 Principal Payments of Long-Term
  Debt                             (   165,867 )    (   300,343 )
 Dividends Paid                    (    46,957 )    (   103,870 )
 Loan Cost Payments                                 (    18,970 )
                                    ---------        ---------

   Net Cash Provided by
    Financing Activities             4,733,336        5,707,795
                                     ---------        ---------





NET DECREASE IN CASH               ( 3,111,426 )    ( 2,925,459 )


CASH AT BEGINNING OF PERIOD          3,258,811        3,110,599
                                     ---------        ---------

CASH AT END OF PERIOD             $    147,385     $    185,140
                                     =========        =========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for:
    Interest                      $     93,049     $     80,267
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


                                     Nine Months        Nine Months
                                        Ended              Ended
                                 September 30, 2005  September 30, 2004
                                 ------------------  ------------------

Net Sales in Each Segment
-------------------------

Candied Fruit:
 Sales to Unaffiliated Customers     $  9,307,654       $ 10,945,261

Molded Plastics:
 Sales to Unaffiliated Customers        6,107,959          4,922,231
                                       ----------         ----------

Net Sales                            $ 15,415,613       $ 15,867,492
                                       ==========         ==========

For the nine month period ended September 30, 2005 and 2004, sales of frozen strawberry products totaled $109,538 and $240,380, respectively.

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







                                     Nine Months         Nine Months
                                        Ended               Ended
                                 September 30, 2005   September 30, 2004
                                 ------------------   ------------------

Identifiable Assets of Each
 Segment are Listed Below
---------------------------

Candied Fruit                       $ 17,193,244        $ 18,513,983

Molded Plastics                        5,291,935           4,885,850
                                      ----------          ----------

Identifiable Assets                   22,485,179          23,399,833

General Corporate Assets               2,842,138           3,682,867
                                      ----------          ----------

Total Assets                        $ 25,327,317        $ 27,082,700
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

The following (unaudited) pro forma consolidated results of operations have been prepared as if the acquisition of Mastercraft Products
Corporation had occurred at January 1, 2004:


                                                      Three Months
                                                          Ended
                                                    September 30, 2004
                                                    ------------------

     Net Sales                                         $ 11,900,286

     Net Income                                           1,304,054

     Net Income per Share - Basic                              2.51

     Net Income per Share - Diluted                            2.51



                                                        Nine Months
                                                           Ended
                                                    September 30, 2004
                                                    ------------------

     Net Sales                                         $ 16,164,070

     Net Income                                             746,641

     Net Income per Share - Basic                              1.44

     Net Income per Share - Diluted                            1.44

The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results.


Note 5    Commitment
--------------------

On September 30, 2005, the Company entered into a contract to construct a building to be completed by January 31, 2006. The contract is for $652,000.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
------------------------------------------------------------------------

Overview
--------

Paradise, Inc.'s main business segment, glace' fruit, a prime ingredient of fruitcakes and other holiday confections, represented 70% of total net sales during 2004. These products are sold to manufacturing bakers, institutional users, supermarkets and other retailers throughout the country. A consumer demand for glace' fruit product is traditionally strongest during the Thanksgiving and Christmas season. Almost 80% of glace' fruit product sales are recorded from the eight to ten weeks beginning in mid September.

Since the majority of the Company's customers require delivery of glace' candied fruit products during this relatively short period of time, Paradise must operate at consistent levels of production from as early as January through the middle of November of each year in order to meet peak demands. Furthermore, the Company must make substantial borrowings of short-term working capital to cover the cost of raw materials, factory overhead and labor expense associated with production for inventory. This combination of building and financing inventories during the year, without the opportunity to record any significant fruit product income, results in the generation of operating losses well into the third quarter of each year. Therefore, it is the opinion of management that meaningful forecasts of annual net sales or profit levels require analysis of a full year's operations.

In addition, comparison of current quarterly results to the preceding quarter produces an incomplete picture on the Company's performance due to year-to-year changes in production schedules, seasonal harvests and availability of raw materials, and in the timing of customer orders and shipments. Thus, the discussion of information presented within this report is focused on the review of the Company's current year-to-date results as compared to the similar period last year.

Paradise's other business segment, Paradise Plastics, Inc., a wholly owned subsidiary of Paradise, Inc. producing custom molding products is not subject to the seasonality of the glace' fruit business. This segment represents all injection molding and thermoforming operations, including the packaging for the Company's fruit products. Only sales to unaffiliated customers are reported.


















The First Nine Months
---------------------

Paradise, Inc.'s fruit segment net sales decreased 15.0% compared to the similar reporting period last year, primarily due to timing differences in the shipment of glace' fruit orders to several major customers. With the selling season for glace' fruit sales beginning in mid September and continuing to November of each year, changes in shipping dates between interim reporting periods will result in significant fluctuations in net sales for the respective periods. This is evident for the current reporting period as delivery of several major customer purchase orders were shifted to the fourth quarter of 2005, as compared to the third quarter of 2004. Paradise, Inc. has been consistent in reporting management's opinion that interim reports are not reliable as indicators of year-end results. Factors such as weather conditions, timing of product placement on retailers shelves and ultimately consumer demand for glace' fruit products leading up to and through the winter holiday season will determine the success of the Company's fruit segment net sales.

Paradise Plastics, Inc.'s net sales, excluding the net sales activity of Mastercraft Products Corporation, acquired on May 13, 2004, increased by 12.8% compared to the prior year's nine month reporting period. For additional information on the acquisition cost and comparative sales information regarding Mastercraft Products Corporation, please refer to
Note 4. Paradise Plastics, Inc. continues to benefit from increased orders placed by existing long term customers over the past several reporting periods. Furthermore, recent additions of several new plastics accounts are now contributing to this increase in net sales activity.

Cost of goods sold expressed as a percentage of net sales increased
3.3% compared to the similar reporting period of 2004. One factor relating to this increase has been the rise in energy prices, specifically in the form of fuel surcharges received from freight lines that deliver the majority of the Company's glace' fruit to the marketplace. As is customary within the industry, Paradise, Inc. will negotiate annual sales contracts for its glace' fruit products during the spring and early summer months. Therefore, the Company has found it necessary to absorb this unforeseen increase in fuel surcharges as part of its cost of sales.

The plastics segment's costs of sales were further impacted by a customer's return of some molded parts, and the subsequent markdown of the returned inventory. The reason for the return is that the customer claimed that the finished parts did not meet performance specifications. As of the date of this filing, the Company, the customer and its raw materials supplier are continuing to investigate whether the problem arose from molding abnormalities or from non-conformance of raw material specifications.

Selling expenses increased 14.6% compared to the previous year's reporting period. As disclosed in the Company's 2005 second quarter filing, Paradise, Inc. incurred one time expenses to terminate several vendor and marketing agreements within its fruit segment business. An additional non-recurring expense was also recorded and disclosed in the Company's second quarter filing, as Paradise, Inc. terminated its minority interest in the Company's Mexican based supplier of pineapple.




The First Nine Months (Continued)
---------------------------------

General and administrative expenses increased 1.0% compared to the previous year's reporting period as increases in annual premiums paid to Paradise, Inc.'s health care and pension plan programs were offset by reductions in professional fees paid for maintenance of the Company's computer network.

Depreciation and amortization expenses increased 12.9% as assets placed into service on behalf of the Company's plastics segment exceeded retirements during the past year. Interest expense increased $12,782 for the current reporting period as the interest rate charged by the Company's primary lender on its short term borrowing continued to rise.


Summary
-------

With several major glace' fruit customers delaying their purchase orders and shipping dates until October, 2005 compared to September, 2004, Paradise, Inc.'s fruit segment net sales decreased 15.0% compared to the prior nine month reporting period. Furthermore, cost of sales as a percentage of net sales, increased by 3.3% as the Company absorbed increases in energy prices along with the write down of certain plastics inventory. Selling cost increased 14.6% as non-recurring expenses associated with the termination of several vendor and marketing agreements were charged to operations and disclosed in the Company's second quarter 2005 filing. The combined effect of this above activity resulted in net income of $134,949 for the current nine month period compared to $729,440 for the similar reporting period last year.

However, as mentioned above and in numerous previous filings, with more than 80% of glace' fruit net sales occurring during an eight to ten week period beginning in mid September, no reasonable estimate of annual profit or loss can be projected from interim filings. It is the opinion of management that only a full year's financial reporting will yield a comprehensive measure of the Company's performance.




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

Item 4.   None

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


                  PARADISE, INC.
                  A Florida Corporation

                  /s/ Melvin S. Gordon          Date:  November 15, 2005
                  -----------------------------
                  Melvin S. Gordon
                  Chief Executive Officer and Chairman


                  /s/ Jack M. Laskowitz         Date:  November 15, 2005
                  -----------------------------
                  Jack M. Laskowitz
                  Chief Financial Officer and Treasurer









































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


 Date:  November 15, 2005

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


 Date:  November 15, 2005

 /s/ Jack M. Laskowitz
 -----------------------------------
 Jack M. Laskowitz
 Chief Financial Officer and Treasurer






































                              Exhibit 32.1

                Certification of CEO and CFO Pursuant to
              18 U.S.C. Section 1350 as Adopted Pursuant to
              Section 906 of the Sarbanes-Oxley Act of 2002
              ---------------------------------------------


     In connection with the Quarterly Report of Paradise, Inc. on Form 10-QSB for the period ending September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Melvin S. Gordon, as Chief Executive Officer of Paradise, Inc., certify pursuant to
18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:


     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities and Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of Paradise, Inc.



       /s/ Melvin S. Gordon            Date:  November 15, 2005
       -----------------------------
       Melvin S. Gordon
       Chief Executive Officer and Chairman


































                             Exhibit 32.2

                Certification of CEO and CFO Pursuant to
             18 U.S.C. Section 1350 as Adopted Pursuant to
             Section 906 of the Sarbanes-Oxley Act of 2002
             ---------------------------------------------


     In connection with the Quarterly Report of Paradise, Inc. on Form 10-QSB for the period ending September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jack M. Laskowitz, as Chief Financial Officer of Paradise, Inc., certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:


     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities and Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of Paradise, Inc.



       /s/ Jack M. Laskowitz            Date:  November 15, 2005
       -----------------------------
       Jack M. Laskowitz
       Chief Financial Officer and Treasurer