Form 10KSB
period 2005-12-31
PARADISE INC
filed 2006-04-03
CIK 76149

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                               FORM 10-KSB
                 ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended December 31, 2005
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

               Common Stock,
                $.30 Par Value                               None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.  Yes  x    No
                                        ---      ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB or any amendment to this Form 10-KSB.  Yes  x   No
                                                  ---     ---

Issuer's revenues for its most recent fiscal year:             $ 24,951,824

State the aggregate market value of the voting stock held by non-affiliates of the registrant, $5,278,929 (as of January 31, 2006, bid price $17.50)

   Class                                  Outstanding at December 31, 2005
-----------                               --------------------------------

Common Stock,
 $.30 Par Value                                    519,350 Shares

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).  Yes     No x
                                     ---    ---

Transitional Small Business Disclosure Format (check one): Yes    No x
                                                              ---   ---



















































PARADISE, INC.
==============

2005 FORM 10-KSB ANNUAL REPORT
                                 TABLE OF CONTENTS
                                 -----------------

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

Item 3.     Legal Proceedings                                             I-5

Item 4.     Submission of Matters to a Vote of
             Security Holders                                             I-5


                                      PART II
                                     ---------

Item 5.     Market for Common Equity and
             Related Stockholder Matters                          II-1 - II-2

Item 6.     Management's Discussion and Analysis or
             Plan of Operation                                    II-3 - II-9

Item 7.     Financial Statements                                 II-10 - II-39

Item 8.     Changes In and Disagreements with Accountants
             On Accounting and Financial Disclosure                     II-40

Item 8A.    Controls and Procedures                                     II-40


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

Item 14.    Principal Accountant Fees and Services                      III-7

            SIGNATURES                                                  III-8

PART I

Item 1.     Description of Business
            -----------------------

Forward-Looking Statements

    This Annual Report on Form 10-KSB contains "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact should be considered "forward-looking statements" for purposes of these provisions, including statements that include projections of, or expectations about, earnings, revenues or other financial items, statements about our plans and objectives for future operations, statements concerning proposed new products or services, statements regarding future economic conditions or performance, statements concerning our expectations regarding the attraction and retention of customers, statements about market risk and statements underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of such terminology as "may," "will," "expects," "plans," "anticipates," "intends," "believes," "estimates," "potential," or "continue," or the negative thereof or other similar words. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we can give no assurance that such expectations or any of our forward-looking statements will prove to be correct. Actual results and developments are likely to be different from, and may be materially different from, those expressed or implied by our forward-looking statements. Forward-looking statements are subject to inherent risks and uncertainties.

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

(b) The Company's operations are conducted through two business segments. These segments, and the primary operations of each, are as follows:

  BUSINESS SEGMENT                           OPERATION
  ------------------                    --------------------

   Candied Fruit                   Production of candied fruit, a basic
                                   fruitcake ingredient, sold to
                                   manufacturing bakers, institutional users, and retailers for use in home baking.
                                   Also, based on market conditions, the
                                   processing of frozen strawberry products for sale to commercial and institutional users
                                      I-1
Item 1. Description of Business (Continued)

                                   such as preservers, dairies, drink
                                   manufacturers, etc.

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

    In terms of candied fruit dollar sales, during 2005, approximately 20% were shipped to manufacturing bakers and other institutional users, with the balance being sold through supermarkets and other retail outlets for ultimate use in the home.

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

    During 1993, and through another wholly owned subsidiary, the Company
                                      I-2
Item 1. Description of Business (Continued)

    launched an enterprise for the growing and selling of strawberries, both fresh and frozen. Plant City, Florida, the location of the Company's manufacturing facilities and main office, styles itself as the "The Winter Strawberry Capital" because of the relatively large volume of fruit that is grown and harvested locally, mostly from December through April of each season. However, once competing fresh berries from the West Coast of the USA begin finding their way to market, the price of Florida fruit begins to diminish, and local growers had no other market for their product.

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

    It is a trade practice to allow some supermarket chains to return unopened cases of candied fruit products that remain unsold at year-end, an option for which they normally pay a premium. A provision for the estimated losses on retail returns is included in the Company's financial
                                      I-3
Item 1. Description of Business (Continued)

    statements, for the year during which the sales are made.

    With the continuing acquisitions, mergers and other consolidations in the supermarket industry, there is increasing concentration of candied fruit buying activity. During 2005, the Company derived nearly 13% of its consolidated revenues from Wal-Mart Stores, Inc. This customer is not affiliated with Paradise, Inc. in any way, and has exclusive use of a Paradise-owned controlled brand. In addition, plastics sales to Aqua Cal, Inc. accounted for 16% of the Company's consolidated revenues. The loss of any of these customers would have a material adverse effect on operating earnings.

    While there is no industry-wide data available, management estimates that the Company sold approximately 65-75% of all candied fruits and peels consumed in the U.S. during 2005. The Company knows of two major competitors; however, it estimates that none of these has as large a share of the market as the Company's.

    The molded plastics industry is very large and diverse, and management has no reasonable estimate of its total size. Many products produced by the Company are materials for its own use in the packaging of candied fruits for sale at the retail level. Outside sales represent approximately 80% of the Company's total plastics production at cost, and, in terms of the overall market, are insignificant.

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

    By local ordinance, it is required that all water effluent is metered, tested and discharged into a municipal industrial waste treatment plant. During 2005, costs for this discharge exceeded $300,000, and management estimates that all expenses directly related to compliance with environmental regulations total well over $400,000 annually, which includes costs for permits, third party inspections and depreciation of installations.

    The Company employs between 140 and 275 people, depending upon the season.
                                      I-4
Item 1. Description of Business (Continued)

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


Item 4. Submission of Matters to a Vote of Security Holders

        None









                                      I-5
PART II

Item 5. Market for Common Equity and Related Stockholder Matters

  On August 22, 1997 the Securities and Exchange Commission issued new listing requirements for companies listed on the NASDAQ Small Cap Market. The new requirements became effective on February 23, 1998. As of March 2006, the Company had not met the listing criteria.

 (a) The following table shows the range of closing bid prices for the Company's Common Stock in the over-the-counter market for the calendar quarters indicated. The quotations represent prices in the over-the-counter market between dealers in securities, do not include retail mark-up, mark-down, or commissions and do not necessarily represent actual transactions.

                                              BID PRICES
                                            High       Low
                                           ------     ------
                    2005

                First Quarter               22.00      20.10
                Second Quarter              21.00      17.85
                Third Quarter               19.00      17.05
                Fourth Quarter              19.00      17.00



                    2004

                First Quarter               29.00      23.00
                Second Quarter              24.00      19.80
                Third Quarter               22.50      20.50
                Fourth Quarter              22.50      20.20





 (b) Approximate Number of Equity Security Holders

  As of December 31, 2005, the approximate number of holders of record of each class of equity securities of the Registrant were:

                                               NUMBER OF
         TITLE OF CLASS                     HOLDERS OF RECORD
        -------------------                 -----------------

        Common Stock, $.30 Par Value               164






                                      II-1


Item 5.  Market for Common Equity and Related Stockholder Matters (Continued)

  (c) Dividend History and Policy

      Dividends have been declared and paid annually, only when warranted by profitability. On February 9, 2006 the Board of Directors declared dividends of $.15 per share for stockholders of record on April 14, 2006. Dividends paid to stockholders for 2004 were $.10 and for 2003, $.20.

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

                               RELATIONSHIP TO            PERIOD TO PERIOD
                                TOTAL REVENUE            INCREASE (DECREASE)
                            YEAR ENDED DECEMBER 31,          YEARS ENDED
                           -----------------------      --------------------
                            2005    2004     2003       2005-2004   2004-2003
                            ----    ----     ----       ---------   ---------
NET SALES:
Candied Fruit               67.8%   70.0%    77.0%         6.1%       -4.0%
Molded Plastics             32.2    30.0     23.0         17.9        37.6
                           -----   -----    -----         ----        ----

                           100.0   100.0    100.0          9.6         5.6
Cost of Sales               74.8    76.1     71.4          7.7        12.6
Selling, General and
 Administrative Expense     20.1    19.4     20.1         13.7         1.6
Depreciation and
  Amortization               3.4     3.6      3.5          5.8         6.6
Interest Expense             0.8     0.6      0.4         35.3        52.5
                           -----   -----    -----        -----       -----
                                                           9.0        10.3
Income from Operations       0.9     0.3      4.6        209.2       -92.4
Gain on Sale of Land         2.8
Other Income, Net            0.2     0.2      0.1          0.7        46.0
                           -----   -----    -----        -----        ----
Income Before Provision
  for Income Taxes           3.9     0.5      4.7        713.8       -88.2
Provision for Income
  Taxes                      1.7     0.2      1.9        822.9       -89.2
                           -----   -----    -----        -----       -----
Net Income                   2.2%    0.3%     2.8%       647.6%      -87.5%
                           =====   =====    =====        =====       =====
(1) Liquidity

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

Item 6. Management's Discussion and Analysis or Plan of Operation (Continued)

(3) Results of Operations

                            2005 Compared to 2004
                            ---------------------

Despite the continuing challenges facing the grocery industry during 2005 and coupled with the direct impact of Hurricane Katrina on the rising cost of energy during the fourth quarter of 2005, Paradise, Inc. generated consolidated net sales of $24,951,824 compared to $22,763,684 for 2004. This represents a 9.6% increase in consolidated net sales for 2005 compared to the previous year.

Paradise, Inc.'s glace' fruit segment net sales, representing 67.8% of total consolidated net sales increased 6.1% for 2005 compared to 2004. This business segment continues to benefit from management's decision during 2003 to develop and implement a marketing campaign centered around the introduction of newly designed labels for Paradise, Inc.'s brand glace' fruit products. These labels include recipes for holiday baking ideas along with coupons redeemable for the purchase of additional glace' fruit items. Based upon the initial success of the program, management has expanded this labeling and coupon program to several additional private label customers during 2005. Paradise, Inc. is confident this program will continue to have a positive impact on future glace' fruit segment sales.

Paradise Plastics, Inc., a wholly owned subsidiary of Paradise, Inc. generated an increase in net sales to unaffiliated customers of 17.9% for 2005 compared to the prior year. Several factors have contributed to this growth. First, as disclosed in a previous filing, Paradise, Inc. purchased 100% of the outstanding stock of Mastercraft Products Corporation, a Central Florida plastics thermoformer on May 13, 2004. With additional support in the form of increased production capacity from the Company's Plant City, Florida location, sales to existing Mastercraft Products Corporation customers advanced by more than 25% over the same comparable period of 2005 versus 2004. Secondly, Paradise Plastics, Inc. continues to receive a steady increase in the volume of purchase orders from both new and long-term customers who are benefiting from the Company's ability to design high tech custom molded products for resale to their customers.

With the increase in consolidated net sales for 2005 of $2,188,140 over 2004, Paradise, Inc.'s accounts receivable balance as of December 31, 2005 increased to $2,085,033 from $475,211 as of December 31, 2004. Subsequent to year-end, customer payments have reduced this balance by more than $2,000,000.

Cost of goods sold expressed as a percentage of net sales within the fruit segment decreased by 1% for 2005 compared to the prior year. This decrease is evidenced by Paradise, Inc.'s ability to contract for favorable prices during late 2004 and early 2005 for deliveries of certain raw fruit commodities during the last season. As mentioned in previous filings, Paradise, Inc., in order to meet the highly seasonal demands of its glace' fruit customers, must contract and acquire product from its suppliers well in advance of its selling season in order to ensure timely deliveries. Furthermore, prices for raw materials vary at time of harvest based on changes in weather patterns, supply and demand, market conditions and product availability. During 2005, Paradise, Inc. was able to benefit from favorable market conditions and contract for various raw
                                    II-4
Item 6. Management's Discussion and Analysis or Plan of Operation (Continued)

(3) Results of Operations (Continued)

                            2005 Compared to 2004
                            ---------------------



fruit products at prices ranging from 2-5% lower than in the previous year.

This is critical because the Company must quote annual selling prices to supermarket customers in the spring and early summer for delivery during the holiday season. An increase in consumer demand for Paradise, Inc. glace' fruit products enabled the Company to distribute its fixed overhead over a larger production base. The results of lower raw fruit material prices along with an increase in production were greater than increases in labor, packaging materials and various other energy related cost.

The plastics segment's cost of sales as a percentage of net sales decreased by 2%, for 2005 compared to 2004 as Paradise Plastics, Inc. was successful in factoring into its selling prices corresponding cost increases for plastic resins. With plastics raw materials produced from petroleum based products, cost increases received from suppliers during the fourth quarter of 2005 place great pressure on selling margins.

During the year, a customer dispute as to product quality resulted in a charge to operations of $185,611. Selling, General and Administrative expenses for 2005 increased 13.7% compared to 2004 based on the following events: (1) the Company negotiated a settlement with a national food brokerage firm to resolve a dispute regarding certain marketing expenses; (2) due to changes in market conditions and with competitive pricing alternatives, Paradise, Inc. terminated its minority interest in its Mexican based supplier of pineapple; (3) Paradise, Inc. also incurred selling expenses with the termination of a joint marketing agreement with a West Coast distributor of frozen strawberry products; and (4) the Company charged to bad debt expense a larger than usual balance of customer receivables that were deemed to be uncollectible. The total effect of these actions resulted in a current charge to operations of $303,129.

Depreciation and amortization expenses increased by 5.8% compared to the previous year as capital expenditures outpaced the retirement of various assets during the year.

Interest expense for 2005 increased by $49,411 compared to the prior year as the Company absorbed several interest rate adjustments to its revolving line of credit. Interest expense for the Company's short-term and long-term borrowings still remains less than 1% of consolidated net sales.

During the fourth quarter of 2005, Paradise, Inc.'s Board of Directors authorized and executed the sale of approximately 20 acres of land leased to others for agricultural purposes. The property, which is located 10 miles from the Company's Plant City, Florida headquarters, generated taxable income of $697,266. This amount is disclosed on the Company's Consolidated Statement of Income and Comprehensive Income.

The proceeds from this sale have been used to assist in the funding for
                                    II-5
Item 6. Management's Discussion and Analysis or Plan of Operation (Continued)

(3) Results of Operations (Continued)

                            2005 Compared to 2004
                            ---------------------



Paradise Inc.'s new 10,000 square foot plastics facility at the Company's headquarters. Scheduled to open during the first quarter of 2006, it will facilitate the moving of Mastercraft production capacity to Plant City, Florida and increase the plastic segment's production capabilities.

In summary, based upon the information above, Paradise, Inc. generated consolidated net sales of $24,951,824 for 2005 compared to $22,763,684 for 2004. Net income for 2005 was $566,780 or $1.07 earnings per share compared to net income for 2004 of $74,455 or $.14 earnings per share.



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

For 2004, Paradise Plastics, Inc., a wholly owned subsidiary, contributed net
                                    II-6
Item 6. Management's Discussion and Analysis or Plan of Operation (Continued)

(3) Results of Operations (Continued)

                            2004 Compared to 2003
                            ---------------------


sales to unaffiliated customers that accounted for 30% of overall Company net sales, compared to 23% in 2003. This contribution includes $829,305 in net sales activity from the acquisition of Mastercraft Products Corporation (MPC), a Central Florida plastics thermoformer, during 2004. As mentioned in Paradise, Inc.'s earlier filing, the Company acquired 100% of the outstanding shares of MPC on May 13, 2004. Management is confident that the combination of resources, capabilities and facilities will greatly enhance the sales of plastics products currently offered to MPC's food, medical and other high-tech customers located throughout the Southeast.

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

Cost of goods sold expressed as a percentage of net sales increased 4.9% compared to the prior year. One reason for this increase was the sharp rise in energy costs, both to the Company and to the Company's suppliers of plastics raw materials, who were forced to raise their prices dramatically during the second half of 2004. Furthermore, increases in gasoline prices resulted in increased transportation expenses in the form of surcharges from commercial freight carriers used to ship the majority of Paradise, Inc.'s glace' fruit products to its customers. It is trade practice to negotiate annual sales contracts for glace' fruit months in advance of actual delivery dates. Therefore, the Company was unable to pass along these increases in fuel cost. As the price of energy continues to increase, Paradise, Inc. will make every attempt to incorporate these increases into the Company's 2005 pricing structure.

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

                                    II-7
Item 6. Management's Discussion and Analysis or Plan of Operation (Continued)

(3) Results of Operations (Continued)

                            2004 Compared to 2003
                            ---------------------

Interest expense increased by $48,159 or 52% compared to the prior year as the Company began to receive increases in interest rates charged by its commercial lender on long-term debt and revolving short-term working capital loans.

In summary, with continuing turmoil and consolidation occurring within the grocery industry, along with the cancellation of sales by Sam's Club, fruit segments net sales decreased by 4% during 2004. Furthermore, increases in the cost of plastics raw materials received from the Company's suppliers, due to rising energy prices, added 4.8% to the Company's overall cost of sales. The combination of these events produced net income of $74,455 or $.14 earnings per share for 2004, compared to $597352 in net income or $1.15 earnings per share for 2003.

                            2003 Compared to 2002

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

Reaction to Paradise, Inc.'s 2003 marketing campaign and web site was well received from both supermarket buyers and individual consumers. In fact, suggestions regarding new baking ideas and recipe recommendations have already been included in the Company's marketing plans for the upcoming selling season. Paradise, Inc. is confident these changes will continue to have a positive
                                    II-8

Item 6. Management's Discussion and Analysis or Plan of Operation (Continued)

(3) Results of Operations (Continued)

                            2003 Compared to 2002
                            ---------------------


impact on future glace' fruit sales.

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

In summary, with the reduction of net fruit sales combined with increases in the cost of raw materials and marketing expenses to produce the Company's new labeling and coupon program, Paradise, Inc. recorded after tax net income of $597,352 for 2003 versus $1,205,419 for 2002. Earnings per share were $1.15 in 2003 versus $2.32 in 2002. The effective tax rate for 2003 was 41.1% versus 40.8% for 2002.








                                    II-9

Item 7. Financial Statements



             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

March 23, 2006


To the Board of Directors
 and Shareholders of
 Paradise, Inc.
Plant City, FL  33566

We have audited the accompanying consolidated balance sheets of Paradise, Inc., and subsidiaries as of December 31, 2005, 2004 and 2003, and the related consolidated statements of income and comprehensive income, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Paradise, Inc., and subsidiaries as of December 31, 2005, 2004 and 2003, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

Respectfully submitted,

  /s/ Bella, Hermida, Gillman, Hancock & Mueller
BELLA, HERMIDA, GILLMAN, HANCOCK & MUELLER



Certified Public Accountants
Plant City, Florida


                                      II-10

                         PARADISE, INC.
                        AND SUBSIDIARIES
                        ================

                  CONSOLIDATED BALANCE SHEETS
                  ---------------------------

                            ASSETS
                            ------
                                                  DECEMBER 31,

                                      2005           2004            2003
                                     ------         ------          ------
CURRENT ASSETS:
Cash and Cash Equivalents        $  4,069,884   $  3,258,811    $  3,110,599
Accounts Receivable, Net of
 Allowance for Doubtful
 Accounts of $ -0- and
 Allowance for Returns of
 $981,000 (2005), $1,185,000
 (2004) and $986,000 (2003)         2,085,033        475,211         644,310
Inventories                         6,077,413      6,537,254       7,237,850
Prepaid Expenses and Other
 Current Assets                       326,658        452,295         429,510
Deferred Income Tax Asset             175,932        277,970         305,983
Income Tax Refund Receivable                         365,485         452,537
                                   ----------     ----------      ----------

     Total Current Assets          12,734,920     11,367,026      12,180,789



PROPERTY, PLANT AND EQUIPMENT:
Net of Accumulated Depreciation of
 $14,615,187 (2005), $13,901,051
 (2004) and $13,174,738 (2003)      5,962,979      5,744,748       5,675,711



GOODWILL                              413,280        413,280



OTHER ASSETS                          466,007        750,526         637,552
                                   ----------     ----------      ----------


TOTAL ASSETS                     $ 19,577,186   $ 18,275,580    $ 18,494,052
                                   ==========     ==========      ==========



The Accompanying Notes are an Integral Part of These Consolidated Financial Statements

                                     II-11







                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

                                                 DECEMBER 31,

                                      2005           2004            2003
                                     ------         ------          ------
CURRENT LIABILITIES:
Short-Term Debt                   $    10,785   $     45,216    $    274,405
Accounts Payable                      570,547        217,730         391,591
Accrued Expenses                    1,391,927        984,734       1,271,025
Dividends Payable                       4,615          4,978         108,848
Income Taxes Payable                  390,097
Current Portion of Long-Term Debt     219,328        255,459         235,554
                                   ----------     ----------      ----------

Total Current Liabilities           2,587,299      1,508,117       2,281,423

LONG-TERM DEBT,
   NET OF CURRENT PORTION             610,033        803,891         373,407

DEFERRED INCOME TAX LIABILITY         431,784        536,548         494,273
                                   ----------     ----------      ----------

Total Liabilities                   3,629,116      2,848,556       3,149,103
                                   ----------     ----------      ----------
STOCKHOLDERS' EQUITY:
Common Stock, $.30 Par Value,
  2,000,000 Shares Authorized,
  583,094 Shares Issued, 519,350
  Shares Outstanding                  174,928        174,928         174,928
Capital in Excess of Par Value      1,288,793      1,288,793       1,288,793
Retained Earnings                  14,799,406     14,294,561      14,220,106
Unrealized Holding Loss on
  Securities                     (     38,138 ) (     54,339 )  (     61,959 )
                                   ----------     ----------      ----------

                                   16,224,989     15,703,943      15,621,868

Less: Common Stock in Treasury,
  at Cost, 63,744 Shares              276,919        276,919         276,919
                                   ----------     ----------      ----------

Total Stockholders' Equity         15,948,070     15,427,024      15,344,949
                                   ----------     ----------      ----------
TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY          $ 19,577,186   $ 18,275,580    $ 18,494,052
                                   ==========     ==========      ==========

                                     II-12
                               PARADISE, INC.
                              AND SUBSIDIARIES
                              ================

       CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
       ----------------------------------------------------------

                                        FOR THE YEARS ENDED DECEMBER 31,
                                     2005            2004            2003
                                    ------          ------          ------

NET SALES                       $ 24,951,824    $ 22,763,684    $ 21,559,973
                                  ----------      ----------      ----------
COSTS AND EXPENSES:
 Cost of Goods Sold
  (Excluding Depreciation)        18,665,504      17,332,636      15,387,779
 Selling, General and
  Administrative Expenses          5,008,995       4,406,990       4,338,168
 Depreciation and Amortization       856,706         809,412         759,049
 Interest Expense                    189,218         139,807          91,648
                                  ----------      ----------      ----------

    Total Costs and Expenses      24,720,423      22,688,845      20,576,644
                                  ----------      ----------      ----------

INCOME FROM OPERATIONS               231,401          74,839         983,329

GAIN ON SALE OF PROPERTY,
 PLANT AND EQUIPMENT                 697,266

OTHER INCOME - NET                    45,136          44,823          30,696
                                  ----------      ----------      ----------
INCOME BEFORE PROVISION
    FOR INCOME TAXES                 973,803         119,662       1,014,025

PROVISION FOR INCOME TAXES           417,023          45,207         416,673
                                  ----------      ----------      ----------

NET INCOME                           556,780          74,455         597,352

OTHER COMPREHENSIVE INCOME (LOSS):
 Unrealized Gain (Loss) on
  Available for Sale Securities,
  Net of Tax                          16,201           7,620          24,832
                                  ----------      ----------      ----------

COMPREHENSIVE INCOME            $    572,981    $     82,075    $    622,184
                                  ==========      ==========      ==========
EARNINGS PER SHARE:

         Basic                        $ 1.07          $ 0.14          $ 1.15
                                        ====            ====            ====
         Diluted                      $ 1.07          $ 0.14          $ 1.15
                                        ====            ====            ====

The Accompanying Notes are an Integral Part of These Consolidated Financial
Statements                             II-13
                                 PARADISE, INC.
                                AND SUBSIDIARIES
                                ================

         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
            FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
         ----------------------------------------------------------

                                                                  UNREALIZED
                                    CAPITAL IN                    HOLDING GAIN
                          COMMON    EXCESS OF      RETAINED       (LOSS) ON
                          STOCK     PAR VALUE      EARNINGS       SECURITIES
                          ------    ----------     --------       ----------
Balance, December 31,
 2002                   $ 174,928   $ 1,288,793 $  13,726,624     $( 86,791 )

Cash Dividends Declared,
 $.20 per Share                                  (    103,870 )

Other Comprehensive Gain                                             24,832

Net Income                                            597,352
                          -------     ---------    ----------        ------
Balance, December 31,
 2003                     174,928     1,288,793    14,220,106      ( 61,959 )

Other Comprehensive Gain                                              7,620

Net Income                                             74,455
                          -------     ---------    ----------        ------
Balance, December 31,
 2004                     174,928     1,288,793    14,294,561      ( 54,339 )

Cash Dividends Declared,
 $.10 per Share                                   (    51,935 )

Other Comprehensive Gain                                             16,201

Net Income                                            556,780
                          -------     ---------    ----------        ------

Balance, December 31,
 2005                   $ 174,928   $ 1,288,793  $ 14,799,406     $( 38,138 )
                          =======     =========    ==========        ======








The Accompanying Notes are an Integral Part of These Consolidated Financial Statements


                                    II-14









    TREASURY
     STOCK              TOTAL
    --------            -----


  $( 276,919 )     $  14,826,635


                    (    103,870 )

                          24,832

                         597,352
     -------          ----------

   ( 276,919 )        15,344,949

                           7,620

                          74,455
     -------          ----------

   ( 276,919 )        15,427,024


                     (    51,935 )

                          16,201

                         556,780
     -------          ----------


 $ ( 276,919 )     $  15,948,070
     =======          ==========












                                    II-15
                                PARADISE, INC.
                               AND SUBSIDIARIES
                               ================

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                   -------------------------------------
                                        FOR THE YEARS ENDED DECEMBER 31,
                                        2005          2004          2003
                                       ------        ------        ------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income                        $    556,780  $     74,455  $    597,352
 Adjustments to Reconcile Net
  Income to Net Cash Provided by
  Operating Activities:
   Allowance for Sales Returns      (   204,000 )     199,000   (    47,000 )
   Provision for Estimated Inventory
    Returns                             198,000   (   252,000 ) (    22,000 )
   Increase (Decrease) in Net
    Deferred Income Tax Liability   (     2,726 )      65,692       109,212
   Depreciation and Amortization        856,706       809,412       759,049
   Loss (Gain) on Sale of Property,
    Plant and Equipment             (   697,266 )                     7,172
   Changes in assets and liabilities,
    Net of Acquisition:
     Accounts Receivable            ( 1,405,822 )      29,901     1,756,177
     Inventories                        261,841       952,596   (     2,864 )
     Prepaid Expenses and Other
      Current Assets                    125,637   (    13,314 )     112,829
     Income Tax Refund Receivable       365,485        87,052   (   451,219 )
     Other Assets                        16,201         5,583   (    19,257 )
     Accounts Payable                   352,817   (   213,419 )      76,580
     Accrued Expenses                   406,830   (   145,854 ) (   206,779 )
     Income Taxes Payable               390,097                 (    79,370 )
                                      ---------     ---------     ---------
    Net Cash Provided by
     Operating Activities             1,220,580     1,599,104     2,589,882
                                      ---------     ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds on Sale of Property,
  Plant and Equipment                   897,266
 Purchase of Property, Plant and
  Equipment                         (   518,622 ) (   687,435 ) (   557,355 )
 Construction in Progress           (   696,605 )
 Acquisition, Net of Cash                         (   738,816 )
 Purchase of Investments                                        (         8 )
                                       --------     ---------     ---------
    Net Cash Used in Investing
     Activities                     (   317,961 ) ( 1,426,251 ) (   557,363 )
                                      ---------     ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net Proceeds (Repayments) of
  Short-Term Debt                   (    34,431 ) (   229,189 )     176,922
 Proceeds from Issuance of
  Long-Term Debt                         23,296       800,000
 Principal Payments on Long-Term
  Debt                              (   253,285 ) (   349,611 ) (   219,068 )
                                    II-16
                              PARADISE, INC.
                             AND SUBSIDIARIES
                             ================

             CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
             -------------------------------------------------

                                        FOR THE YEARS ENDED DECEMBER 31,
                                         2005          2004          2003
                                        ------        ------        ------

 Dividends Paid                     (    51,935 ) (   103,870 ) (   181,773 )
 Increase (Decrease) in
  Other Assets                          224,809   (   141,971 ) (    32,803 )
                                      ---------     ---------     ---------
    Net Cash Used in Financing
     Activities                     (    91,546 ) (    24,641 ) (   256,722 )
                                      ---------     ---------     ---------

    Net Increase in Cash                811,073       148,212     1,775,797

CASH AND CASH EQUIVALENTS,
 at Beginning of Year                 3,258,811     3,110,599     1,334,802
                                      ---------     ---------     ---------

CASH AND CASH EQUIVALENTS,
 at End of Year                    $  4,069,884  $  3,258,811  $  3,110,599
                                      =========     =========     =========
SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION:

  Cash Paid During the Year for:

   Interest                          $  200,359    $  140,155     $  91,165
                                        =======       =======       =======

   Income Taxes                      $             $  333,750     $ 830,520
                                        =======       =======       =======

SUPPLEMENTAL SCHEDULE OF NONCASH
 INVESTING AND FINANCING ACTIVITIES:

 Long-Term Debt Assumed or Issued for:

  Equipment Purchases or
   Capital Leases                    $             $              $  41,053
                                        =======       =======       =======
 Unrealized Holding Gain (Loss) on
  Securities                         $   16,201    $    7,620     $  24,832
                                        =======       =======       =======






                                     II-17







                              PARADISE, INC.
                             AND SUBSIDIARIES
                             ================

             CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
             -------------------------------------------------

                                        FOR THE YEARS ENDED DECEMBER 31,
                                         2005          2004          2003
                                        ------        ------        ------




 Fair Value of Assets Acquired on
  Purchase of Mastercraft Products
  Corporation                        $             $  829,034     $

Cash Paid for Capital Stock                         ( 738,816 )
                                        -------       -------        --------

Liabilities Assumed                  $             $   90,218     $
                                        =======       =======        ========


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


The Accompanying Notes are an Integral Part of These Consolidated Financial Statements















                                   II-18
                                 PARADISE, INC.
                                AND SUBSIDIARIES
                                ================

                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 2005, 2004 AND 2003
                         --------------------------------

NOTE 1:  SIGNIFICANT ACCOUNTING POLICIES

Paradise, Inc. operations are conducted through two business segments, candied fruit and molded plastics. The primary operations of the fruit segment is production of candied fruit, a basic fruitcake ingredient, sold to manufacturing bakers, institutional users, and retailers for use in home baking. The molding plastics segment provides production of plastic containers for the Company's products and other molded plastics for sale to unaffiliated customers.

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

Accounts Receivable and Revenue Recognition
-------------------------------------------

Management considers subsequent collection results and writes off all year-end balances that are not deemed collectible by the time the financial statements are issued. Additionally, management has provided for estimated product returns by applying an allowance against Accounts Receivable for the invoiced price of the returns. A provision to recognize a related estimate of finished goods returns has been added to inventories (Note 2).
Management considers the remaining accounts receivable to be fully collectible; accordingly, no allowance for doubtful accounts has been established. If accounts become uncollectible, they will be charged to operations when that determination is made. The Company does not have a policy to charge interest on past due amounts. The Company recognizes revenue on the delivery of goods to its customers.

Goodwill
--------

The goodwill acquired represents the excess purchase price over the fair value of the net assets acquired in the acquisition of Mastercraft Products, Inc. (Note 18). These costs are reviewed annually for impairment pursuant to SFAS No. 142, Goodwill and Other Intangible Assets.

                                   II-19
                                 PARADISE, INC.
                                AND SUBSIDIARIES
                                ================

                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 2005, 2004 AND 2003
                         --------------------------------
NOTE 1:  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Selling Expenses
----------------

The Company considers freight delivery costs to be selling expenses and has included $632,418 (2005), $458,483 (2004) and $352,465 (2003) in selling, general and administrative expenses in the income statements.

Advertising Expenses
--------------------

The Company expenses advertising costs in the year they are incurred. Advertising expenses totaled $297,211 (2005), $299,820 (2004) and $200,230
(2003) and are included in selling, general and administrative expenses in the income statement.

Reclassifications
-----------------

Certain prior period amounts have been reclassified to conform with the current period presentation.

Other
-----

Certain accounting policies are also included in the text of other notes to these financial statements.


NOTE 2:  INVENTORIES
                                2005             2004            2003
                               ------           ------          ------

Supplies                    $   202,743      $   171,442      $   192,452
Raw Materials                 1,516,514        2,029,118        1,165,530
Work in Progress                137,459          453,991          425,444
Finished Goods                4,220,697        3,882,703        5,454,424
                              ---------        ---------        ---------

TOTAL                       $ 6,077,413      $ 6,537,254      $ 7,237,850
                              =========        =========        =========

Included in Finished Goods inventory are estimated returns related to the Allowance for Sales Returns totaling $836,000 (2005), $1,034,000 (2004) And $782,000 (2003).

Inventories are valued at the lower of cost (first-in, first-out) or market. Cost includes material, labor and factory overhead.
                                    II-20
                                  PARADISE, INC.
                                AND SUBSIDIARIES
                                ================

                    NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2005, 2004 AND 2003
                          --------------------------------

NOTE 2:  INVENTORIES (CONTINUED)

Substantially all inventories are pledged as collateral for certain short-term obligations.

NOTE 3:  PROPERTY, PLANT AND EQUIPMENT

                                     2005            2004           2003
                                    ------          ------         ------

Land and Improvements            $   656,040     $   856,040     $   856,040
Buildings and Improvements         5,957,590       5,914,755       5,887,707
Machinery and Equipment           13,267,931      12,875,004      12,106,702
                                  ----------      ----------      ----------

Total                             19,881,561      19,645,799      18,850,449
Less:  Accumulated Depreciation   14,615,187      13,901,051      13,174,738
                                  ----------      ----------      ----------

                                   5,266,374       5,744,748       5,675,711
Construction in Progress             696,605
                                   ---------      ----------      ----------

NET                              $ 5,962,979     $ 5,744,748     $ 5,675,711
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

Tax depreciations are calculated using rates and lives prescribed by the Internal Revenue Code. Differences in amounts of depreciation for tax and financial statement purposes are recognized through the computation of net income for financial statement purposes and that for income tax purposes in determining current and deferred income tax expense.

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

                                      II-21
                                 PARADISE, INC.
                               AND SUBSIDIARIES
                               ================

                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2005, 2004 AND 2003
                        --------------------------------

NOTE 3:  PROPERTY, PLANT AND EQUIPMENT (CONTINUED)

All of the real property and machinery and equipment are pledged as collateral for certain short-term and long-term obligations.

Depreciation expense for the years ended December 31, 2005, 2004 and 2003 was $796,996, $769,780 and $739,303, respectively.

NOTE 4:  INVESTMENT IN MARKETABLE SECURITIES

The Company records unrealized gains and losses on marketable securities available for sale in the stockholders' equity section of its balance sheet as "unrealized holding gain (loss) on securities".

Available-for-sale securities, which are included in other assets in the balance sheet, consist of the following:

                                        2005         2004         2003
                                       ------       ------       ------

Equity Mutual Funds, at cost        $  281,817   $  280,409   $  281,009
Gross Unrealized Losses,
 Before Tax                         (   70,923 )  (  87,124 )  (  99,342 )
                                       -------      -------      -------
Total Marketable Securities,
 at Fair Value                      $  210,894   $  193,285   $  181,667
                                       =======      =======      =======

Proceeds and gross realized gains and losses from the sale of available-for-sale securities and the change in unrealized holding loss were as follows:

                                      2005          2004         2003
                                     ------        ------       ------

Proceeds                            $      0      $      0     $      0
                                      ======        ======       ======
Gross Realized Gains                $      0      $      0     $      0
                                      ======        ======       ======
Gross Realized Losses               $      0      $      0     $      0
                                      ======        ======       ======
Change in Unrealized Loss,
 Net of Tax                         $ 16,201      $ 12,218     $ 39,813
                                      ======        ======       ======

When securities are sold, the cost of securities sold is based on weighted average cost in order to determine gross realized gains and losses.

                                      II-22
                                  PARADISE, INC.
                                 AND SUBSIDIARIES
                                 ================

                    NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005, 2004 AND 2003
                           --------------------------------

NOTE 4:  INVESTMENT IN MARKETABLE SECURITIES (CONTINUED)

Realized gains and losses, and declines in value judged to be other-than-temporary on available-for-sale securities, if any, are included in the determination of net income (loss) as gains (losses) on sale of securities.

The above investments, held under a trust agreement, are to be used to provide deferred compensation benefits to two key executives. The investments in the trusts are subject to the claims of the Company's general creditors; therefore, the Company is treated as the owner of the trusts.

NOTE 5:  AMORTIZABLE INTANGIBLE ASSETS

Amortizable intangible assets included in Other Assets consist of a covenant not to compete and debt issue costs. In connection with the acquisition of Mastercraft Products Corporation, the Company entered into a covenant not to compete agreement with the former owner in the amount of $123,000. It is being amortized over a period of 36 months. Accumulated amortization totaled $61,500 and $20,500 at December 31, 2005 and 2004, respectively. Debt issue costs incurred of $50,395 are being amortized over the respective terms of the agreements of 24 and 84 months. Amortization expense for the years ended December 31, 2005, 2004 and 2003 was $59,710, $39,632 and $19,746,
respectively.

NOTE 6:  SHORT-TERM DEBT
                                            2005          2004         2003
                                           ------        ------       ------
Letters of credit and other short-
 term debt under a revolving line of
 credit with a bank.                     $ 10,785      $ 45,216      $ 274,405
                                           ------        ------        -------
TOTAL                                    $ 10,785      $ 45,216      $ 274,405
                                           ======        ======        =======

The average monthly borrowings and weighted average interest rates were determined by month-end balances. Non-interest bearing letters of credit were included in the aggregate figures.
                                                           WEIGHTED AVERAGE
           2005                       AMOUNT                  INTEREST RATE
          ------                     --------               ----------------
Average bank short-term
 borrowings (monthly)              $ 1,214,583                    5.68%

Average aggregate short-term
 borrowings (monthly)              $ 2,441,025                    5.46%


                                       II-23
                                   PARADISE, INC.
                                  AND SUBSIDIARIES
                                  ================

                    NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2005, 2004 AND 2003
                          --------------------------------

NOTE 6:  SHORT-TERM DEBT (CONTINUED)

                                                           WEIGHTED AVERAGE
           2005                       AMOUNT                  INTEREST RATE
          ------                     --------               ----------------

Maximum aggregate short-term
 borrowings (at any month-end)     $ 6,743,263

                                                            WEIGHTED AVERAGE
           2004                       AMOUNT                  INTEREST RATE
          ------                     --------               ----------------
Average bank short-term
 borrowings (monthly)              $ 1,358,352                    4.02%

Average aggregate short-term
 borrowings (monthly)              $ 2,557,664                    3.56%

Maximum aggregate short-term
 borrowings (at any month-end)     $ 6,737,964

                                                            WEIGHTED AVERAGE
           2003                       AMOUNT                  INTEREST RATE
          ------                     --------               ----------------
Average bank short-term
 borrowings (monthly)             $  1,539,583                    3.32%

Average aggregate short-term
borrowings (monthly)              $  2,985,413                    2.14%

Maximum aggregate short-term
borrowings (at any month-end)     $  7,249,386

Pursuant to a loan agreement, a bank has agreed to advance the Company 80% of the Company's eligible receivables and 50% of the Company's eligible inventory up to a maximum of $9,000,000. Interest is payable monthly and is computed from a daily floating rate equal to the Libor rate plus an applicable margin. Principal is due May 31, 2007.

This agreement is subject to certain conditions which must be met for the Company to continue borrowing, including debt service coverage and debt to equity ratios, a resting period provision, and other financial covenants.

The amount available to be drawn down based on the available collateral at December 31, 2005 was $5,073,533, at December 31, 2004 was $3,373,890 and at
December 31, 2003 was $3,739,831.


                                       II-24
                                   PARADISE, INC.
                                  AND SUBSIDIARIES
                                  ================

                    NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2005, 2004 AND 2003
                          --------------------------------

NOTE 7:  LONG-TERM DEBT

                                           2005          2004         2003
                                          ------        ------       ------
Note Payable, Libor rate plus
 applicable margin, collateralized
 by accounts receivable, inventories,
 property and equipment.  Monthly
 payments of $13,967 plus interest,
 ending May 31, 2007.                   $ 737,993    $   905,591    $ 373,190

Note Payable, 0% interest,
 collateralized by an automobile.
 Monthly payments of $404, maturing
 February 5, 2006.                          7,099          7,828       12,097

Obligations under capital leases.
 Monthly payments totaling $8,413
 including interest at rates ranging
 from 5.21% to 8.25%, collateralized
 by equipment, maturing March 12, 2006
 through August 2, 2010.                   84,269        145,931      223,674
                                          -------      ---------      -------

Total Debt                                829,361      1,059,350      608,961
Less, Current Portion                     219,328        255,459      235,554
                                          -------      ---------      -------

LONG-TERM DEBT                          $ 610,033    $   803,891    $ 373,407
                                          =======      =========      =======


The aggregate principal amounts maturing in each of the subsequent years are:

                         2006            $ 219,328
                         2007              190,478
                         2008              175,853
                         2009              172,560
                         2010               71,142
                                           -------

                         Total           $ 829,361
                                           =======





                                    II-25
                               PARADISE, INC.
                              AND SUBSIDIARIES
                              ================

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 2005, 2004 AND 2003
                      --------------------------------

NOTE 8:  LEASES

The Company has certain equipment leases which are classified as capital leases. At December 31, 2005, 2004 and 2003, the amount capitalized was $395,799, $372,594 and $439,865, respectively, and the accumulated amortization was $163,333 (2005), $125,407 (2004) and $136,199 (2003).
The amount recognized as an obligation was $84,269 (2005), $145,931
(2004) and $223,674 (2003), respectively, which has been included in long-term debt shown in Note 7. Amortization expense is included in depreciation.

The Company leases certain automobiles and office equipment under operating leases ranging in length from thirty-six to sixty months. Lease payments charged to operations amounted to $67,692 (2005), $66,022
(2004) and $82,416 (2003).

At December 31, 2005, future minimum payments required under leases with terms greater than one year, and the present value of minimum capital lease payments, were as follows:

                                                            OPERATING
      YEARS ENDING DECEMBER 31,         CAPITAL LEASES        LEASES
     ---------------------------        --------------      ---------
                2006                       $ 50,606         $ 42,317
                2007                         21,430           20,038
                2008                          8,872            8,024
                2009                          5,281
                2010                          3,613
                                             ------           ------

     Total Minimum Lease Payments            89,802         $ 70,379
     Less, Amount Representing Interest       5,531           ======
                                             ------
     PRESENT VALUE OF FUTURE MINIMUM
       CAPITAL LEASE PAYMENTS              $ 84,271
                                             ======












                                      II-26

                                 PARADISE, INC.
                                AND SUBSIDIARIES
                                ================

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2005, 2004 AND 2003
                        --------------------------------


NOTE 9:  ACCRUED EXPENSES

                                         2005        2004           2003
                                        ------      ------         ------

Accrued Payroll and Bonuses         $   137,968   $ 164,350     $    65,267
Accrued Brokerage Payable               290,174     239,176         305,295
Accrued Pension Cost (Note 10)          168,686     195,371         147,555
Other Accrued Expenses                   62,938      13,421         101,540
Coupon Reimbursement                     67,501      70,000          70,208
Accrued Credit Due to Customers         566,504     193,195         443,916
Accrued Insurance Payable                98,156     109,221         137,244
                                      ---------     -------       ---------
TOTAL                               $ 1,391,927   $ 984,734     $ 1,271,025
                                      =========     =======       =========



NOTE 10:  RETIREMENT PLAN

The Company and its subsidiaries have a defined benefit pension plan covering all employees who become eligible for participation in the plan on the semiannual date following one year of service (1,000 hours worked) and the attainment of age 21. The total pension cost for 2005, 2004 and 2003 was $207,660, $185,194 and $157,854, respectively, which includes amortization of past service cost over 10 years. The Company makes annual contributions to fund the plan equal to the amounts deductible for Federal Income Tax purposes. The benefit formula being used is known as the frozen initial liability cost method. The plan's assets consist of fixed income assets, whole life insurance contracts and mutual funds.
















                                    II-27
                               PARADISE, INC.
                             AND SUBSIDIARIES
                             ================

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 2005, 2004 AND 2003
                      --------------------------------


NOTE 10:  RETIREMENT PLAN (CONTINUED)

The following table sets forth the changes in benefit obligations, changes in plan assets and the reconciliation of funded status for 2005, 2004 and 2003:

                                      2005           2004           2003
                                     ------         ------         ------
Change in Benefit Obligation:
Benefit Obligation at Beginning
 of Year                          $ 3,475,312    $ 3,274,584    $ 2,749,088
Service Cost                          174,942        171,208        154,688
Interest Cost                         182,081        178,444        163,412
Actuarial (Gain) Loss                 120,167        105,418        244,884
Benefits Paid                     (   188,115 )  (   254,342 )  (    37,488 )
                                    ---------      ---------      ---------

Benefit Obligation at End of Year   3,764,387      3,475,312      3,274,584
                                    ---------      ---------      ---------
Change in Plan Assets:
Fair Value of Plan Assets at
 Beginning of Year                  2,695,393      2,602,907      2,328,805
Actual Return on Plan Assets          216,191        209,450        187,421
Employer Contributions                207,663        137,378        124,169
Benefits Paid                     (   188,115 )  (   254,342 )  (    37,488 )
                                    ---------      ---------      ---------
Fair Value of Plan Assets at
 End of Year                        2,931,132      2,695,393      2,602,907
                                    ---------      ---------      ---------

Reconciliation of Funded Status:
Funded Status (Underfunded)
 Overfunded                       (   833,255 )  (   779,919 )  (   671,677 )
Unrecognized Net Actuarial Loss       708,766        660,233        631,798
Unrecognized Prior Service Cost   (    44,197 )  (    75,685 )  (   107,676 )
                                    ---------      ---------      ---------

Accrued Benefit Cost             $(   168,686 ) $(   195,371 ) $(   147,555 )
                                    =========      =========      =========









                                   II-28
                               PARADISE, INC.
                             AND SUBSIDIARIES
                             ================

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 2005, 2004 AND 2003
                      --------------------------------


NOTE 10:  RETIREMENT PLAN (CONTINUED)

The Net Periodic Benefit Cost for 2005, 2004 and 2003 included the following components:

                                       2005           2004           2003
                                      ------         ------         ------

Service Cost                       $  174,942     $  171,208     $  154,688
Interest Cost                         182,081        178,444        163,412
Expected Return on Plan Assets     (  172,303 )   (  159,140 )   (  142,257 )
Recognized Net Actuarial (Gain)
 Loss                                  27,746         26,673         15,069
Amortization of Prior Service
 Cost                              (   31,488 )   (   31,991 )   (   33,058 )
                                      -------        -------        -------

Net Periodic Benefit Cost          $  180,978     $  185,194     $  157,854
                                      =======        =======        =======


Weighted-Average Assumptions Used:

                                       2005           2004           2003
                                      ------         ------         ------

Discount Rate                          5.50%          5.50%          5.50%
Expected Long-Term Rate of Return      6.50%          6.50%          6.00%
Rate of Compensation Increase          4.01%          4.01%          3.96%



                                       2005            2004            2003
                                      ------          ------          ------

Comparison of Obligations to
 Plan Assets:
  Projected benefit obligation      $ 3,764,387   $  3,475,312    $  3,274,584
  Accumulated benefit obligation      2,896,637      2,600,345       2,492,616
  Fair value of plan assets at
   measurement date                   2,931,132      2,695,393       2,602,907






                                   II-29
                               PARADISE, INC.
                             AND SUBSIDIARIES
                             ================

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 2005, 2004 AND 2003
                      --------------------------------


NOTE 10:  RETIREMENT PLAN (CONTINUED)

                                       2005            2004           2003
                                      ------          ------         ------

Plan Assets by Category:
 Equity securities                       48%             44%            34%
 Debt securities                         13%             13%            21%
 Real estate                              0%              0%             0%
 Uncategorized - Whole Life
  Insurance Contract                     39%             43%            45%
                                        ---             ---            ---

   Total                                100%            100%           100%
                                        ===             ===            ===
Description of investment policies
----------------------------------

The assets of the Plan are allocated in a diversified portfolio of investments. The portfolio is primarily invested in mutual funds; however, a significant portion of the Plan's total asset value is allocated to the cash value of life insurance contracts. An investment policy statement defines the target asset allocation of the Plan, which is reviewed quarterly. The target allocation is 40% domestic equity, 10% international equity and the remainder is invested in the cash value of the life insurance contracts and an investment in the insurance company's general account. The primary investment in the general account is fixed income securities.


Estimated future contributions
------------------------------

In 2006, the Company expects to make $178,122 of contributions directly to pension plan assets.











                                   II-30

                              PARADISE, INC.
                             AND SUBSIDIARIES
                             ================

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 2005, 2004 AND 2003
                      --------------------------------


NOTE 10:  RETIREMENT PLAN (CONTINUED)

Estimated future benefit payments
---------------------------------

The following benefit payments are expected to be paid over the next 10 fiscal years ending:

2006               140,000
                              2007                68,000
                              2008                97,000
                              2009               130,000
                              2010               370,000
                      Years 2011-2015          2,250,000

These amounts are based on current data and assumptions and reflect expected future service, as appropriate.

                  Net Periodic Benefit Cost for Upcoming Year
                  -------------------------------------------

                                                                 2006
                                                                 ----

Components of net periodic benefit cost:
  Service cost                                                $  183,899
  Interest cost                                                  193,955
  Expected return on plan assets                               ( 192,546 )
  Amortization of net (gain)/loss                                 29,383
  Amortization of prior service cost                           (  31,488 )
                                                                 -------

  Net periodic benefit cost                                   $  183,203
                                                                 =======

Weighted-average assumptions used to determine
 net periodic benefit cost:
  Discount rate                                                    5.25%
  Expected long-term rate of return                                6.50%
  Rate of compensation increase                                    4.01%







                                   II-31


                              PARADISE, INC.
                             AND SUBSIDIARIES
                             ================

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 2005, 2004 AND 2003
                      --------------------------------


NOTE 10:  RETIREMENT PLAN (CONTINUED)

Basis used to determine expected long-term return on plan assets
----------------------------------------------------------------

Historical and future expected returns of multiple asset classes were analyzed to develop a risk-free real rate of return and risk premiums for each asset class. The overall rate for each asset class was developed by combining a long-term inflation component, the risk-free real rate of return, and the associated risk premium. A weighted-average rate was developed based on those overall rates and the target asset allocation of the plan.


NOTE 11:  PROVISION FOR FEDERAL AND STATE INCOME TAXES

The provisions for income taxes are comprised of the following amounts:

                                       2005           2004           2003
                                      ------         ------         ------
CURRENT:
Federal                            $  372,490    $ ( 20,485 )     $ 262,626
State                                  47,260                        44,836
                                      -------        ------         -------
                                      419,750      ( 20,485 )       307,462
                                      -------        ------         -------
DEFERRED:
Federal                             (   2,328 )      56,090          93,249
State                               (     399 )       9,602          15,962
                                      -------        ------         -------
                                    (   2,727 )      65,692         109,211
                                      -------        ------         -------
TOTAL PROVISION FOR
INCOME TAXES                       $  417,023     $  45,207       $ 416,673
                                      =======        ======         =======










                                   II-32
                              PARADISE, INC.
                             AND SUBSIDIARIES
                             ================

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 2005, 2004 AND 2003
                      --------------------------------


A reconciliation of the differences between the tax provisions attributable to income from continuing operations and the tax provision at statutory Federal income tax rate follows:

                                      2005            2004           2003
                                     ------          ------         ------
Income Taxes Computed at
 Statutory Rate                    $ 331,093       $  40,685      $ 344,768
State Income Tax, Net of Federal
 Income Tax Benefit                   32,313           6,337         40,127
Other, Net                            53,617        (  1,815 )       31,778
                                     -------          ------        -------

PROVISION FOR INCOME TAXES         $ 417,023       $  45,207      $ 416,673
                                     =======          ======        =======


NOTE 12:  EARNINGS PER COMMON SHARE

Basic and diluted earnings per common share are based on the weighted average number of shares outstanding and assumed to be outstanding during the year (519,350 shares in 2005, 2004 and 2003 for basic) and (519,350 shares in 2005,
2004 and 2003 for diluted).


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



                                   II-33
                              PARADISE, INC.
                             AND SUBSIDIARIES
                             ================

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 2005, 2004 AND 2003
                      --------------------------------

NOTE 13:  BUSINESS SEGMENT DATA (CONTINUED)

                                  YEAR              YEAR             YEAR
                                  ENDED             ENDED            ENDED
NET SALES IN EACH SEGMENT         2005              2004             2003
                                 ------            ------           ------
Candied Fruit:
Sales to Unaffiliated
 Customers                   $ 16,906,637      $ 15,939,808     $ 16,601,065

Molded Plastics:
Sales to Unaffiliated
 Customers                      8,045,187         6,823,876        4,958,908
                               ----------        ----------       ----------

NET SALES                    $ 24,951,824      $ 22,763,864     $ 21,559,973
                               ==========        ==========       ==========

                                  YEAR              YEAR             YEAR
                                  ENDED             ENDED            ENDED
                                  2005              2004             2003
                                 ------            ------           ------
THE OPERATING PROFIT OF
EACH SEGMENT IS LISTED BELOW

Candied Fruit                 $ 3,538,725       $ 3,173,166      $ 4,524,929
Molded Plastics                 2,097,688         1,636,567        1,057,554
                                ---------         ---------        ---------

OPERATING PROFIT OF SEGMENTS    5,636,413         4,809,733        5,582,483

General Corporate Expenses,
 Net                          ( 5,215,794 )     ( 4,595,087 )    ( 4,507,506 )
Interest Expense              (   189,218 )     (   139,807 )    (    91,648 )
Other Income                      742,402            44,823           30,696
                                ---------         ---------        ---------
INCOME BEFORE PROVISION FOR
INCOME TAXES                  $   973,803       $   119,662      $ 1,014,025
                                =========         =========        =========

Operating profit is composed of net sales, less direct costs and overhead costs associated with each segment. Due to the high degree of integration between the segments of the Company, it is not practical to allocate general corporate expenses, interest, and other income between the various segments.




                                   II-34
                               PARADISE, INC.
                             AND SUBSIDIARIES
                             ================

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 2005, 2004 AND 2003
                      --------------------------------

NOTE 13:  BUSINESS SEGMENT DATA (CONTINUED)

                                  YEAR              YEAR             YEAR
                                  ENDED             ENDED            ENDED
                                  2005              2004             2003
                                 ------            ------           ------
IDENTIFIABLE ASSETS OF EACH
SEGMENT ARE LISTED BELOW

Candied Fruit                $  7,907,087      $  6,970,061     $  9,261,206
Molded Plastics                 5,508,452         5,029,726        2,933,248
                               ----------        ----------       ----------

Identifiable Assets            13,415,539        11,999,787       12,194,454
General Corporate Assets        6,161,647         6,275,793        6,299,598
                               ----------        ----------       ----------

TOTAL ASSETS                 $ 19,577,186      $ 18,275,580     $ 18,494,052
                               ==========        ==========       ==========

Included in the Identifiable Assets of the Molded Plastics Segment is goodwill totaling $413,280 at December 31, 2005 and 2004.

Identifiable assets by segment are those assets that are principally used in the operations of each segment. General corporate assets are principally cash, land and buildings, and investments.

                                   YEAR              YEAR             YEAR
                                   ENDED             ENDED            ENDED
                                   2005              2004             2003
                                  ------            ------           ------
DEPRECIATION AND
AMORTIZATION EXPENSE OF
EACH SEGMENT ARE LISTED BELOW

Candied Fruit                   $ 460,945         $ 377,403        $ 385,387
Molded Plastics                   248,672           264,431          204,323
                                  -------           -------          -------
Segment Depreciation and
  Amortization Expense            709,617           641,834          589,710
General Corporate Depreciation
  and Amortization Expense        147,089           167,578          169,339
                                  -------           -------          -------
TOTAL DEPRECIATION AND
AMORTIZATION EXPENSE            $ 856,706         $ 809,412        $ 759,049
                                  =======           =======          =======

                                   II-35
                               PARADISE, INC.
                             AND SUBSIDIARIES
                             ================

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 2005, 2004 AND 2003
                      --------------------------------

NOTE 13:  BUSINESS SEGMENT DATA (CONTINUED)

                                   YEAR             YEAR             YEAR
                                    ENDED            ENDED            ENDED
                                    2005             2004             2003
                                   ------           ------           ------
CAPITAL EXPENDITURES OF
EACH SEGMENT ARE LISTED BELOW

Candied Fruit                   $   397,436       $ 173,450        $ 261,512
Molded Plastics                     739,703         431,920          282,438
                                  ---------         -------          -------

Segment Capital Expenditures      1,137,139         605,370          543,950
General Corporate Capital
 Expenditures                        78,088         113,143           54,458
                                  ---------         -------          -------

TOTAL CAPITAL EXPENDITURES      $ 1,215,227       $ 718,513        $ 598,408
                                  =========         =======          =======

The Company conducts operations only within the United States. Foreign sales are insignificant; primarily all sales are to domestic companies.

NOTE 14:  MAJOR CUSTOMERS

With the continuing acquisitions, mergers and other consolidations in the supermarket industry, there is increasing concentration of candied fruit buying activity. During 2005, the Company derived nearly 13% of its consolidated revenues from Wal-Mart Stores, Inc. This customer is not affiliated with Paradise, Inc. in any way, and has exclusive use of a Paradise-owned controlled brand. In addition, plastics sales to Aqua Cal, Inc. accounted for 16% of the Company's consolidated revenues. The loss of any of these customers would have a material adverse effect on operating earnings.

NOTE 15:  CONCENTRATION OF CREDIT RISK

Financial instruments which potentially subject the Company to concentration of credit risk consist principally of cash equivalents and unsecured trade receivables. The Company's cash equivalents are maintained with several financial institutions located in Florida. Accounts at each institution are secured by the Federal Deposit Insurance Corporation up to $100,000. Uninsured balances aggregate to $3,969,034 at December 31, 2005. The Company grants credit to customers, substantially all of whom are located in the United States. The Company's ability to collect these receivables is dependent upon economic conditions in the United States and the financial condition of its customers.
                                   II-36
                               PARADISE, INC.
                             AND SUBSIDIARIES
                             ================

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 2005, 2004 AND 2003
                      --------------------------------

NOTE 16:  DEFERRED INCOME TAXES

The Company recognizes deferred tax assets and liabilities for future tax consequences of events that have been previously recognized in the Company's financial statements or tax returns. The measurement of deferred tax assets and liabilities is based on provisions of the enacted tax law; the effects of future changes in tax laws or rates are not anticipated.

Significant components of the Company's deferred tax assets and liabilities at December 31, 2005, 2004 and 2003 were:

                                         2005           2004           2003
                                        ------         ------         ------
Deferred Tax Assets resulting from:
 Inventory Valuation                  $  97,019      $ 148,739      $ 191,836
 Allowance for Sales Returns
  and Related Provision for
  Return of Finished Goods               54,563         56,821         76,765
 Contribution and Loss Carryforwards                    39,625
 Unrealized Loss on Investments          24,350         32,785         37,382
                                        -------        -------        -------
  Total Deferred Tax Assets             175,932        277,970        305,983
                                        -------        -------        -------


                                          2005          2004          2003
                                         ------        ------        ------

Deferred Tax Liabilities resulting from:
  Tax over Book Depreciation             431,784       536,548       494,273
                                         -------       -------       -------
Total Deferred Tax Liabilities           431,784       536,548       494,273
                                         -------       -------       -------

Net Deferred Tax (Asset) Liability     $ 225,852     $ 258,578     $ 188,290
                                         =======       =======       =======
The Net Deferred Tax (Asset)
 Liability is reflected in the
 Balance Sheet under these captions:
  Deferred Income Tax Asset          $ ( 175,932 ) $ ( 277,970 ) $ ( 305,983 )
  Deferred Income Tax Liability          431,784       536,548       494,273
                                         -------       -------       -------

                                       $ 225,852     $ 258,578   $   188,290
                                         =======       =======       =======


                                    II-37


                              PARADISE, INC.
                             AND SUBSIDIARIES
                             ================

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 2005, 2004 AND 2003
                      --------------------------------


NOTE 17:  FAIR VALUE OF FINANCIAL INSTRUMENTS

The aggregated net fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and cash equivalents, receivables, payables, accrued expenses and short-term borrowings. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand. The fair value of the Company's debt is estimated based upon the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.


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





                                   II-38

                              PARADISE, INC.
                             AND SUBSIDIARIES
                             ================

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 2005, 2004 AND 2003
                      --------------------------------


NOTE 18:	  ACQUISITION (CONTINUED)

            Accounts Payable                             39,558
            Other Current Liabilities                    44,560
            Other Liabilities                             6,100
                                                        -------

             Total Liabilities                           90,218
                                                        -------

            Net Assets Acquired                       $ 894,417
                                                        =======


The following (unaudited)pro forma consolidated results of operations have been prepared as if the acquisition of Mastercraft Products Corporation had occurred at January 1, 2003:

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


NOTE 19:  	SUBSEQUENT EVENT

On February 9, 2006, the Company declared a regular dividend of $.10 per share and a special dividend of $.05 per share to stockholders of record at April 14, 2006.






                                    II-39
Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                   None


Item 8A.  Controls and Procedures


The Company's Chief Executive Officer and Chief Financial Officer have conducted an evaluation of the Company's disclosure controls and procedures as of December 31, 2005. Based on their evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable Securities and Exchange Commission rules and forms. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the most recent evaluation of these controls by the Company's Chief Executive Officer and Chief Financial Officer. No significant deficiencies or material weaknesses in the Company's internal controls were identified therefore no corrective actions were taken.

































                                    II-40
PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16 (a) of the Exchange Act

                    Directors of the Registrant
                    ---------------------------

Melvin S. Gordon -           CEO and Chairman of the Registrant, 72 years old.
                             Term of office will expire at next stockholders' meeting. Officer with Registrant past 41 years.

Eugene L. Weiner -           Vice-President of the Registrant, 74 years old.
                             Term of office will expire at next stockholders' meeting. Officer with Registrant past 40 years.
                             (See note on page III-2)

Randy S. Gordon -            President of the Registrant, 50 years old. Term
                             of office will expire at next stockholders' meeting. Employee or officer of Registrant past
                             27 years.

Tracy W. Schulis -           Senior Vice-President and Secretary of the
                             Registrant, 49 years old. Term of office will expire at next stockholders' meeting. Employee or officer of Registrant past 26 years.

Mark H. Gordon -             Executive Vice-President of the Registrant, 43
                             years old. Term of office will expire at next stockholders' meeting. Employee or Officer of Registrant past 20 years.

                    Executive Officers of the Registrant
                    ------------------------------------

Melvin S. Gordon -           CEO and Chairman, 72 years old.  Term of office
                             will expire at next annual directors' meeting.
                             Officer with Registrant past 41 years.

Eugene L. Weiner -           Vice-President, 74 years old.  Term of office
                             will expire at next annual directors' meeting.
                             Officer with Registrant past 40 years.

Randy S. Gordon -            President, 50 years old.  Term of office will
                             expire at next annual directors' meeting.
                             Employee or officer of Registrant past 27 years.

Tracy W. Schulis -           Senior Vice-President and Secretary, 49 years
                             old.  Term of office will expire at next annual
                             directors' meeting.   Employee or officer of
                             Registrant past 26 years.

Mark H. Gordon -             Executive Vice-President, 43 years old.  Term of
                             office will expire at next annual directors' meeting. Employee or Officer of Registrant past
                             20 years.
                                       III-1
Item 9.  Directors and Executive Officers of the Registrant (Continued)


Jack M. Laskowitz -          CFO and Treasurer, 49 years old.  Term of office
                             will expire at annual directors' meeting.
                             Employee or officer with Registrant past 5 years.


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











III-2
Item 10.  Executive Compensation

(a) and (b)  The following summary compensation table sets forth all remuneration paid or accrued by the Company and its subsidiaries for the years ended December 31, 2005, 2004 and 2003 to its Chief Executive Officer and the four other highest paid executive officers whose total remuneration exceeded $100,000.

                             COMPENSATION
                             ------------
NAME AND PRINCIPAL                                           BENEFITS UPON
    POSITION             YEAR    SALARY (1)    BONUS       RETIREMENT (2) (3)
--------------------     ----    ----------   -------     -------------------
Melvin S. Gordon,
 Chief Exec. Officer     2005    $ 353,478   $ 65,000
                         2004      352,891     10,000            (4)
                         2003      352,366      - 0 -

Randy S. Gordon,
 President               2005      206,814     49,257         $ 72,000
                         2004      206,433     10,000           72,000
                         2003      206,601      - 0 -           72,000

Tracy W. Schulis,
 Senior Vice-President
  and Secretary          2005      206,516     49,257           72,000
                         2004      206,701     10,000           72,000
                         2003      206,345      - 0 -           72,000

Mark H. Gordon,
 Executive Vice-
  President              2005      205,858     49,257           72,000
                         2004      205,818     10,000           72,000
                         2003      205,786      - 0 -           72,000

Jack M. Laskowitz,
 Chief Financial Officer 2005      104,079     12,000           22,217
                         2004       98,672      2,000           21,877
                         2003       98,275      2,500           22,656


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

             Not applicable

(e)  Long-Term Incentive Plan Awards Table
     -------------------------------------

             Not Applicable


Item 11.  Security Ownership of Certain Beneficial Owners and Management

(a) The following table sets forth as of December 31, 2005, information concerning the beneficial ownership of the common stock of the Company by the persons who own, are known by the company to own, or who the Company has been advised have filed with the S.E.C. declarations of beneficial ownership, of more than 5% of the outstanding common stock.






























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


(b) Beneficial ownership of common stock held by all directors and officers of the Company as a group:

                                         AMOUNT AND NATURE
                          TITLE OF         OF BENEFICIAL           PERCENT
                           CLASS           OWNERSHIP (1)           OF CLASS
                          --------       -----------------         --------
Directors and
Officers
As a Group                 Common             217,697                41.9%
                                              =======                ====

Melvin S. Gordon           Common             192,742 (2)            37.1%

Eugene L. Weiner           Common                 307                  0

Randy S. Gordon            Common               7,400                 1.4

Tracy W. Schulis           Common               8,648                 1.7

Mark H. Gordon             Common               8,600                 1.7


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

      Exhibit (31.2) - Certification of Chief Financial Officer pursuant to
                       Rule 13a-14(a) (filed herewith)

      Exhibit (32.1) - Certification of Chief Executive Officer pursuant to
                       18 U.S.C. Section 1350 (filed herewith)

      Exhibit (32.2) - Certification of Chief Financial Officer pursuant to
                       18 U.S.C. Section 1350 (filed herewith)


(b)    Reports on Form 8-K
       -------------------

       No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 2005.















                                    III-6
Item 14.  Principal Accountant Fees and Services
          --------------------------------------

Audit Fees
----------

The aggregate fees billed for professional services rendered by Bella, Hermida, Gillman, Hancock & Mueller for the audit of the Company's annual financial statements and review of financial statements included in the Company's Forms 10-QSB for fiscal years 2005 and 2004 were $96,450 and $93,000, respectively. At the time of this filing, not all audit fees had been billed for the 2005 fiscal year.

Audit-Related Fees
------------------

The aggregate fees billed in fiscal years 2005 and 2004 for assurance and related services by Bella, Hermida, Gillman, Hancock & Mueller that were reasonably related to the performance of the audit or review of the Company's financial statements were $-0- and $5,500, respectively. The nature of those services was employee benefit plan audits, due diligence related to potential acquisitions, and accounting consultations in connection with potential acquisitions.

Tax Fees
--------

The aggregate fees billed in fiscal years 2005 and 2004 for professional services rendered by Bella, Hermida, Gillman, Hancock & Mueller for tax compliance, tax advice and tax planning were $19,500 and $19,150, respectively. The nature of those services involved the preparation of federal, state and local tax returns, tax payment-planning services and preparation of employee benefit plan tax forms.

All Other Fees
--------------

No fees were billed in fiscal years 2005 and 2004 for professional services rendered by Bella, Hermida, Gillman, Hancock & Mueller for other products or services.

The Company has not formally designated an audit committee and as a result, the entire board of directors performs the duties of an audit committee. It's the Board's policy to pre-approve all services provided by Bella, Hermida, Gillman, Hancock & Mueller effective as of May 26, 2005. Since all services provided by the principal accountant are pre-approved, the Company does not rely on pre-approval policies and procedures.









                                    III-7

                              SIGNATURES
                              ----------

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



March 31, 2006                                       PARADISE, INC.
--------------
Date
                                                     /s/ Melvin S. Gordon
                                                     --------------------
                                                     Melvin S. Gordon
                                                     CEO and Chairman


In accordance with the Exchange Act this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.



/s/ Melvin S. Gordon          CEO, Chairman               March 31, 2006
----------------------         and Director               --------------
 Melvin S. Gordon                                         Date


/s/ Eugene L. Weiner          Vice-President              March 31, 2006
----------------------         and Director               --------------
 Eugene L. Weiner                                         Date


/s/ Randy S. Gordon           President and Director      March 31, 2006
----------------------                                    --------------
 Randy S. Gordon                                          Date


/s/ Tracy W. Schulis          Senior Vice-President,      March 31, 2006
----------------------         Secretary and Director     --------------
 Tracy W. Schulis                                         Date


/s/ Mark H. Gordon            Executive Vice-President    March 31, 2006
----------------------         and Director               --------------
 Mark H. Gordon                                           Date


/s/ Jack M. Laskowitz         CFO and Treasurer           March 31, 2006
----------------------                                    --------------
 Jack M. Laskowitz                                        Date



                                  III-8
                              SIGNATURES
                              ----------

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



March 31, 2006                                       PARADISE, INC.
--------------
Date

                                                     --------------------
                                                     Melvin S. Gordon
                                                     CEO and Chairman


In accordance with the Exchange Act this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.



                              CEO, Chairman               March 31, 2006
----------------------         and Director               --------------
 Melvin S. Gordon                                         Date


                              Vice-President              March 31, 2006
----------------------         and Director               --------------
 Eugene L. Weiner                                         Date


                              President and Director      March 31, 2006
----------------------                                    --------------
 Randy S. Gordon                                          Date


                              Senior Vice-President,      March 31, 2006
----------------------         Secretary and Director     --------------
 Tracy W. Schulis                                         Date


                              Executive Vice-President    March 31, 2006
----------------------         and Director               --------------
 Mark H. Gordon                                           Date


                              CFO and Treasurer           March 31, 2006
----------------------                                    --------------
 Jack M. Laskowitz                                        Date



                                  III-8