Form 10QSB
period 2006-03-31
PARADISE INC
filed 2006-05-15
CIK 76149

FORM 10 - QSB

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


(X) Quarterly report pursuant to section 13 or 15(d) of the Securities Act of 1934.

        For the quarterly period ended March 31, 2006

                            or

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

Yes X ;    No
   ---       ---.

The number of shares outstanding of each of the issuer's classes of common
Stock:

          Class                          Outstanding as of March 31,
          -----                          ---------------------------
                                          2006               2005
                                          ----               ----
       Common Stock
      $0.30 Par Value                519,350 Shares      519,350 Shares











PARADISE, INC.                   COMMISSION FILE NO. 0-3026

PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements

                   PARADISE, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS
                             (UNAUDITED)
                  ---------------------------------

                                        AS OF MARCH 31,
                                       ---------------
                                      2006           2005
                                      ----           ----
ASSETS
------

CURRENT ASSETS:
 Cash and Unrestricted
  Demand Deposits                 $ 2,051,542    $ 1,657,993
 Accounts and Notes
  Receivable, Less
  Allowances of $-0-
  (2006 and 2005)                   1,319,551      1,184,702
 Inventories:
  Raw Materials                     2,357,771      2,952,222
  Work in Process                      55,282         11,889
  Finished Goods                    4,989,977      5,059,251
 Deferred Income Tax Asset            175,932        277,970
 Income Tax Refund
  Receivable                           45,107        365,485
 Prepaid Expenses and Other
  Current Assets                      309,125        310,555
                                   ----------     ----------

   TOTAL CURRENT ASSETS            11,304,287     11,820,067

 Property, Plant and Equipment,
  Less Accumulated Depreciation
  of $14,892,966 (2006) and
  $14,103,617 (2005)                6,140,817      5,842,717
 Goodwill                             413,280        413,280
 Deferred Charges and Other
  Assets                              451,934        735,623
                                   ----------     ----------

TOTAL ASSETS                     $ 18,310,318   $ 18,811,687
                                   ==========     ==========












See Accompanying Notes to these Consolidated Financial Statements (Unaudited)


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

                                        AS OF MARCH 31,
                                       ---------------
                                      2006           2005
                                      ----           ----

CURRENT LIABILITIES:
 Notes and Trade Acceptances
  Payable                        $    386,487   $    201,827
 Current Portion of Long-Term
  Debt                                199,244        252,254
 Accounts Payable                     773,214      1,785,244
 Accrued Liabilities                  513,303        440,956
                                    ---------      ---------

   TOTAL CURRENT LIABILITIES        1,871,886      2,680,281


LONG-TERM DEBT, NET OF CURRENT
 PORTION                              565,285        744,398

DEFERRED INCOME TAX LIABILITY         431,784        536,548
                                    ---------      ---------

   TOTAL LIABILITIES                2,868,955      3,961,227
                                    ---------      ---------

STOCKHOLDERS' EQUITY:
 Common Stock: $.30 Par Value,
   2,000,000 Shares Authorized,
   583,094 Shares Issued,
   519,350 Shares Outstanding         174,928        174,928
 Capital in Excess of Par Value     1,288,793      1,288,793
 Retained Earnings                 14,292,699     13,717,997
 Unrealized Holding Gain (Loss)
  on Securities                   (    38,138 )  (    54,339 )
 Treasury Stock, at Cost,
  63,744 Shares                   (   276,919 )  (   276,919 )
                                   ----------     ----------

   Total Stockholders' Equity      15,441,363     14,850,460
                                   ----------     ----------
TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY            $ 18,310,318   $ 18,811,687
                                   ==========     ==========













See Accompanying Notes to these Consolidated Financial Statements (Unaudited)
                       PARADISE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                                (UNAUDITED)
                     -----------------------------------

                               FOR THE THREE MONTHS ENDED
                               --------------------------
                                         MARCH 31
                                         --------
                                   2006            2005
                                   ----            ----

Net Sales                     $  2,664,619    $  2,506,400
                                 ---------       ---------

Costs and Expenses:
 Cost of Goods Sold
  (excluding Depreciation)       2,105,325       1,971,270
 Selling, General and
  Administrative Expense           870,577         838,599
 Depreciation and Amortization     209,096         217,595
 Interest Expense                   13,353          13,359
                                 ---------       ---------

   Total Costs and Expenses      3,198,351       3,040,823
                                 ---------       ---------

Loss from Operations           (   533,732 )   (   534,423 )

Other Income                        27,025           9,792
                                 ---------       ---------
Loss from Operations Before
 Provision for Income Taxes    (   506,707 )   (   524,631 )

Provision for Income Taxes               0               0
                                 ---------       ---------

Net Loss                      $(   506,707 )  $(   524,631 )
                                 =========       =========



Loss per Common Share            $(  .97 )       $( 1.01 )
                                    ====            ====

Dividend per Common Share        $   .15         $   .10
                                    ====            ====














See Accompanying Notes to these Consolidated Financial Statements (Unaudited)
                    PARADISE, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (UNAUDITED)
                ---------------------------------------

                                      FOR THE THREE MONTHS ENDED
                                      --------------------------
                                               MARCH 31,
                                               ---------
                                          2006             2005
                                          ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Loss                            $(   506,707 )   $(   524,631 )
 Adjustments to Reconcile Net
  Loss to Net Cash Used in
  Operating Activities:
   Depreciation and Amortization          209,096          217,594
   Decrease (Increase) in:
    Accounts Receivable                   765,482          475,512
    Inventories                       ( 1,325,616 )    ( 2,520,108 )
    Prepaid Expenses                       17,533          141,739
    Other Assets                           14,073      (       125 )
    Income Tax Receivable             (    45,107 )
   Increase (Decrease) in:
    Accounts Payable                      202,669        1,567,514
    Accrued Expense                   (   883,240 )    (   751,691 )
    Income Taxes Payable              (   390,097 )
                                        ---------        ---------
    Net Cash Used in
      Operating Activities            ( 1,941,914 )    ( 1,394,196 )
                                        ---------        ---------

CASH FLOWS FROM INVESTING
 ACTIVITIES:
 Purchase of Property and
  Equipment                           (   387,296 )    (   300,535 )
                                        ---------        ---------

   Net Cash Used in
    Investing Activities              (   387,296 )    (   300,535 )
                                        ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net Proceeds of Short-Term Debt          375,701          156,611
 Principal Payments of Long-Term
  Debt                                (    64,833 )    (    62,698 )
                                        ---------        ---------

   Net Cash Provided by
    Financing Activities                  310,868           93,913
                                        ---------        ---------

   Net Decrease in Cash               ( 2,018,342 )    ( 1,600,818 )


CASH AT BEGINNING OF PERIOD             4,069,884        3,258,811
                                        ---------        ---------

CASH AT END OF PERIOD                $  2,051,542     $  1,657,993
                                        =========        =========


SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for:
    Interest                        $      13,353     $     13,359
                                        =========        =========

  Noncash financing activity:
    Dividends Declared              $      77,903     $     51,935
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

The information furnished herein reflects all adjustments and accruals that management believes is necessary to fairly state the operating results for the respective periods. The notes to the financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company's Form 10-KSB for the year ended December 31, 2005. The Company's management believes that the disclosures are sufficient for interim financial reporting purposes.



Note 2     Net Loss per Share
--------------------------------------

Net loss per share, assuming no dilution, are based on the weighted average number of shares outstanding during the period: 519,350
(2006 and 2005).















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

                                    Three Months         Three Months
                                       Ended                Ended
                                   March 31, 2006       March 31, 2005
                                   --------------       --------------

Net Sales in Each Segment
-------------------------

Fruit:
 Sales to Unaffiliated Customers     $   583,272         $   460,066

Molded Plastics:
 Sales to Unaffiliated Customers       2,081,347           2,046,334
                                       ---------           ---------

Net Sales                            $ 2,664,619         $ 2,506,400
                                       =========           =========


For the three month period ended March 31, 2006 and 2005, sales of frozen strawberry products totaled $167,464 and $31,629, respectively.

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







                                   Three Months         Three Months
                                      Ended                Ended
                                  March 31, 2006       March 31, 2005
                                  --------------       --------------

Identifiable Assets of Each
 Segment are Listed Below
---------------------------

Fruit                              $  7,543,651         $  8,959,877

Molded Plastics                       6,601,365            5,340,722
                                     ----------           ----------

Identifiable Assets                  14,145,016           14,300,599

General Corporate Assets              4,165,302            4,511,088
                                     ----------           ----------

Total Assets                       $ 18,310,318         $ 18,811,687
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




Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
------------------------------------------------------------------------

Overview
--------

Paradise, Inc.'s main business segment, glace' fruit, a prime ingredient of fruitcakes and other holiday confections, represented 68% of total net sales during 2005. These products are sold to manufacturing bakers, institutional users, supermarkets and other retailers throughout the country. Consumer demand for glace' fruit product is traditionally strongest during the Thanksgiving and Christmas season. Almost 80% of glace' fruit product sales are recorded from the eight to ten weeks beginning in mid September.

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

Paradise's other business segment, Paradise Plastics, Inc. a wholly owned subsidiary of Paradise, Inc. producing custom molding products is not subject to the seasonality of the glace' fruit business. This segment represents all injection molding and thermoforming operations, including the packaging for the Company's fruit products. Only sales to unaffiliated customers are reported.

The First Quarter
-----------------

Paradise, Inc.'s fruit segment net sales for the first quarter of 2006 increased 26.8% compared to the first quarter of 2005, as favorable weather conditions allowed for the earlier processing of strawberry production and subsequent invoicing of a tolling charge in March, 2006 versus April, 2005. For the past three years Paradise, Inc. has entered into an agreement with a Florida based Company to process fresh strawberries into various finished products for retail distribution to the marketplace.

Paradise Plastics, Inc.'s net sales to unaffiliated customers, increased by 1.7% for the first quarter of 2006 compared to the prior reporting period of 2005. Plastics segment's net sales have increased by 85% over the past five years leveled off during the first quarter of 2006 as Paradise Plastics, Inc. successfully completed the relocation of the Company's Central Florida operations to its new 10,000 square foot facility located in Plant City, Florida. This relocation required the dismantling, transfer and re-assembly of all plastics production assets on a pre-determined schedule during the months of February and March of this year. With the new Plastics facility operational as of the date of this filing, management is confident the consolidation of production capabilities will continue to enhance the recent growth trend of this business segment.

Cost of sales as a percentage of net sales remained constant during the first quarter of 2006 compared to the prior year's similar reporting period. However, first quarter price increases absorbed from the Company's suppliers of plastics resins along with price increases received for the purchase of raw fruit, corn syrup and packaging materials will translate into higher production costs for 2006.

Selling, general & administrative expenses increased 3.8% compared to the previous year's reporting period as an increase in advertising expenses related to the redemption of discount coupons for glace' fruit purchases was partially offset by lower administrative expenses during the first quarter of 2006.

Depreciation and amortization expenses decreased 3.9% for the first quarter of 2006 compared to the similar period of 2005 as additions to Property, Plant and Equipment were less than retirements of these assets during the similar period of 2005.



Interest expense for the first quarter of 2006 remained constant with the prior year's first quarter expense as increases in interest rates charged by the Company's primary lender were offset by a declining amount of long term debt. Furthermore, there were no borrowings on the Company's revolving short-term working capital loan during the first quarter of 2006.


Summary
-------

Fruit net sales increased by 26.8% during the first quarter of 2006 compared to the previous year's reporting period as favorable weather conditions allowed for the earlier processing and invoicing of a tolling charge for strawberries. The Plastics segment which accounted for 78.1% of overall net sales during the first quarter of 2006 successfully completed the relocation of its Central Florida based operations to its headquarters located in Plant City, Florida.

Overall, net sales increased by 6.3% for the first quarter of 2006 compared to the similar period of 2005. However, with less than 10% of estimated annual net sales recorded as of March 31, 2006 no reasonable forecast or trend can be developed at this time.





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


                  PARADISE, INC.
                  A Florida Corporation

                  /s/ Melvin S. Gordon              Date:  May 15, 2006
                  -----------------------------
                  Melvin S. Gordon
                  Chief Executive Officer and Chairman



                  /s/ Jack M. Laskowitz             Date:  May 15, 2006
                  ------------------------------
                  Jack M. Laskowitz
                  Chief Financial Officer and Treasurer