Form 10QSB
period 2006-06-30
PARADISE INC
filed 2006-08-15
CIK 76149

FORM 10 - QSB

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


(X) Quarterly report pursuant to section 13 or 15(d) of the Securities Act of 1934.

        For the quarterly period ended June 30, 2006

                            or

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

          Class                          Outstanding as of June 30,
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
                  ---------------------------------

                                       AS OF JUNE 30,
                                       ---------------
                                     2006           2005
                                     ----           ----
ASSETS
------

CURRENT ASSETS:
 Cash and Unrestricted
  Demand Deposits                $    21,319    $    26,218
 Accounts and Notes
  Receivable, Less
  Allowances of $-0-
  (2006 and 2005)                  1,189,760      1,290,039
 Inventories:
  Raw Materials                    4,410,421      2,848,917
  Work in Process                    341,485        412,916
  Finished Goods                   8,640,902      9,561,342
 Deferred Income Tax Asset           175,932        277,970
 Income Tax Refund
  Receivable                          29,653        365,485
 Prepaid Expenses and Other
  Current Assets                     717,527        650,223
                                  ----------     ----------

   TOTAL CURRENT ASSETS           15,526,999     15,433,110

 Property, Plant and Equipment,
  Less Accumulated Depreciation
  of $15,098,103 (2006) and
  $14,295,866 (2005)               6,256,501      5,786,164
 Deferred Charges and Other
  Assets                             395,929        408,929
 Goodwill                            413,280        413,280
 Intangible Assets - Net           1,299,000         82,000
                                  ----------     ----------

TOTAL ASSETS                    $ 23,891,709   $ 22,123,483
                                  ==========     ==========













                                        AS OF JUNE 30,
                                        --------------
                                     2006           2005
                                     ----           ----

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
 Notes and Trade Acceptances
  Payable                       $  2,977,064   $  1,828,324
 Current Portion of Long-Term
  Debt                               200,268        255,459
 Accounts Payable                  2,594,017      3,250,546
 Accrued Liabilities                 996,860        833,871
                                  ----------     ----------

   Total Current Liabilities       6,768,209      6,168,200


LONG-TERM DEBT, NET OF CURRENT
 PORTION                           1,372,540        757,171

DEFERRED INCOME TAX LIABILITY        431,784        536,548
                                  ----------     ----------

   Total Liabilities               8,572,534      7,461,919
                                  ----------     ----------

STOCKHOLDERS' EQUITY:
 Common Stock: $.30 Par Value,
  2,000,000 Shares Authorized,
  583,094 Shares Issued,
  519,350 Shares Outstanding         174,928        174,928
 Capital in Excess of Par Value    1,288,793      1,288,793
 Retained Earnings                 14,170,511     13,529,101
 Unrealized Holding Gain (Loss)
  on Securities                  (    38,138 )  (    54,339 )
 Treasury Stock, at Cost,
  63,744 Shares                  (   276,919 )  (   276,919 )
                                  ----------     ----------

   Total Stockholders' Equity     15,319,716     14,661,564
                                  ----------     ----------
TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY           $ 23,891,709   $ 22,123,483
                                  ==========     ==========


See Accompanying Notes to these Consolidated Financial
Statements (Unaudited).









                       PARADISE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                                (UNAUDITED)
                     -----------------------------------

                               FOR THE THREE MONTHS ENDED
                               --------------------------
                                         JUNE 30
                                         -------
                                   2006            2005
                                   ----            ----

Net Sales                      $ 2,372,321     $ 2,718,856
                                 ---------       ---------

Costs and Expenses:
 Cost of Goods Sold
  (excluding Depreciation)       1,334,074       1,652,306
 Selling, General and
  Administrative Expense           925,642       1,040,200
 Depreciation and Amortization     219,315         210,718
 Interest Expense                   25,824          14,913
                                 ---------       ---------

   Total Costs and Expenses      2,504,855       2,918,137
                                 ---------       ---------

Loss from Operations            (  132,534 )    (  199,281 )

Other Income                        10,708           5,771
                                 ---------       ---------
Loss from Operations Before
 Provision for Income Taxes     (  121,826 )    (  193,510 )

Provision for Income Taxes               0               0
                                 ---------       ---------

Net Loss                       $(  121,826 )   $(  193,510 )
                                 =========       =========



Net Loss per Common Share        $( 0.23 )       $( 0.37 )
                                    ====            ====









See Accompanying Notes to these Consolidated Financial
Statements (Unaudited).







                       PARADISE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                                (UNAUDITED)
                     -----------------------------------

                                 FOR THE SIX MONTHS ENDED
                                 ------------------------
                                         JUNE 30
                                         -------
                                   2006            2005
                                   ----            ----

Net Sales                      $ 5,036,940     $ 5,168,756
                                 ---------       ---------

Costs and Expenses:
 Cost of Goods Sold
  (excluding Depreciation)       3,439,399       3,623,576
 Selling, General and
  Administrative Expense         1,796,219       1,822,299
 Depreciation and Amortization     428,411         428,313
 Interest Expense                   39,177          28,272
                                 ---------       ---------

   Total Costs and Expenses      5,703,206       5,902,460
                                 ---------       ---------

Loss from Operations            (  666,266 )    (  733,704 )

Other Income                        37,733          15,563
                                 ---------       ---------
Loss from Operations Before
 Provision for Income Taxes     (  628,533 )    (  718,141 )

Provision for Income Taxes               0               0
                                 ---------       ---------

Net Loss                       $(  628,533 )   $(  718,141 )
                                 =========       =========



Net Loss per Common Share        $( 1.21 )       $( 1.38 )
                                    ====            ====









See Accompanying Notes to these Consolidated Financial
Statements (Unaudited).







                    PARADISE, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (UNAUDITED)
                ---------------------------------------

                                      FOR THE SIX MONTHS ENDED
                                      ------------------------
                                             JUNE 30,
                                             --------
                                       2006             2005
                                       ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Loss                         $(   628,533 )   $(   718,141 )
 Adjustments to Reconcile Net
  Loss to Net Cash Used in
  Operating Activities:
   Depreciation and Amortization       428,411          428,313
   Decrease (Increase) in:
    Accounts Receivable                895,273          370,172
    Inventories                    ( 7,315,395 )    ( 7,319,921 )
    Prepaid Expenses               (   390,869 )    (   197,928 )
    Other Assets                        29,078          250,096
    Income Tax Receivable          (    29,653 )
   Increase (Decrease) in:
    Accounts Payable                 2,023,473        3,032,816
    Accrued Expense                (   711,877 )    (   301,863 )
                                     ---------        ---------

     Net Cash Used in
      Operating Activities         ( 5,700,091 )    ( 4,456,456 )
                                     ---------        ---------

CASH FLOWS FROM INVESTING
 ACTIVITIES:
 Purchase of Property and
  Equipment                        (   694,960 )    (   460,590 )
 Cash Paid in Connection with
  Acquisition of Customer Base
  and Non-Compete Agreement
  with Unrelated Entity            (   425,000 )
                                     ---------        ---------

     Net Cash Used in
      Investing Activities         ( 1,119,960 )    (   460,590 )
                                     ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net Proceeds (Repayments) of
  Short-Term Debt                    2,966,279        1,783,108
 Principal Payments of Long-Term
  Debt                             (   116,890 )    (    46,720 )
 Dividends Paid                     (   77,903 )   (    51,935 )
                                     ---------        ---------









   Net Cash Provided by
    Financing Activities             2,771,486        1,684,453
                                     ---------        ---------
   Net Decrease in Cash            ( 4,048,565 )    ( 3,232,593 )


CASH AT BEGINNING OF PERIOD          4,069,884        3,258,811
                                     ---------        ---------

CASH AT END OF PERIOD             $(    21,319 )   $     26,218
                                     =========        =========



SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for:
    Interest                      $     39,177     $     28,272
    Income Tax                         320,000
                                     ---------        ---------
     Net Supplemental Cash Flows  $    359,177      $    28,272
                                     =========        =========


NONCASH INVESTING AND FINANCING ACTIVITIES:
  Customer List and Non-Compete
    Agreement Acquired in
    Connection with Unrelated
    Entity and related Note
    Payable                       $    833,850     $          0
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


                                      Six Months         Six Months
                                        Ended              Ended
                                    June 30, 2006      June 30, 2005
                                    -------------      -------------

Net Sales in Each Segment
-------------------------

Candied Fruit:
 Sales to Unaffiliated Customers     $   985,949        $   843,918

Molded Plastics:
 Sales to Unaffiliated Customers       4,050,991          4,324,838
                                       ---------          ---------

Net Sales                            $ 5,036,940        $ 5,168,756
                                       =========          =========

For the six month period ended June 30, 2006 and 2005, sales of frozen strawberry products totaled $244,599 and $108,352, respectively.

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






                                      Six Months         Six Months
                                        Ended              Ended
                                    June 30, 2006      June 30, 2005
                                    -------------      -------------

Identifiable Assets of Each
Segment are Listed Below
---------------------------

Candied Fruit                       $ 14,661,406       $ 13,358,955

Molded Plastics                        6,728,219          5,716,578
                                      ----------         ----------

Identifiable Assets                   21,389,625         19,075,533

General Corporate Assets               2,502,084          3,047,950
                                      ----------         ----------

Total Assets                        $ 23,891,709       $ 22,123,483
                                      ==========         ==========


Identifiable assets by segment are those assets that are principally used in the operations of each segment. General corporate assets are principally cash, land and buildings, and investments.


Note 4    Non-Cash Investing and Financing
------------------------------------------

In June 2006 the Company used their existing revolving line of credit to enter into an agreement with an unrelated entity to purchase inventories, their customer list and a non-compete agreement for a period of ten years. The Company paid $671,000 in cash and executed a note payable to the entity of $975,000 with payments due as follows:

          December 2007                                   $ 425,000
          December 2008                                     275,000
          December 2009                                     275,000
                                                           --------

                                                          $ 975,000
                                                           ========

The note does not provide for interest. The Company imputed interest at 6%, approximating its marginal borrowing rate, and discounted the rate to a principal balance of $833,850

The purchase price was allocated based on fair value as follows:

          Inventories                                   $   246,000
          Customer Base and Non-Compete Agreement         1,258,850
                                                         ----------
                                                        $ 1,504,850
                                                         ==========





Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
------------------------------------------------------------------------

Forward-Looking Statements
--------------------------

This Quarterly Report on Form 10-QSB contains "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact should be considered "forward-looking statements" for purpose of these provisions, including statements that include projections of, or expectations about, earnings, revenues or other financial items, statements about our plans and objectives for future operations, statements concerning proposed new products or services, statements regarding future economic conditions or performance, statements concerning our expectations regarding the attraction and retention of customers, statements about market risk and statements underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of such terminology as "may", "will", "expects", "potential", or "continue", or the negative thereof or other similar words. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we can give no assurance that such expectations or any of our forward-looking statements will prove to be correct. Actual results and developments are likely to be different from, and may be materially different from, those expressed or implied by our forward-looking statements. Forward-looking statements are subject to inherent risks and uncertainties.





Overview
--------

The Company's core business, glace' (candied) fruit, which accounted for approximately 67.8% of total annual net sales during 2006, is highly seasonal. That is because the products are utilized primarily as ingredients for fruitcakes and other winter holiday confections, and nearly 85% of the annual shipments in that segment of business are made during an eight to ten week period, beginning in early September. However, in order to make timely deliveries during this period of peak demand, Paradise, Inc. must manufacture, package and store products throughout the year, building large inventories, and accruing expenses against which there is little offsetting income. The recording of substantial losses is common well into the fourth quarter, even during the most profitable years. Therefore, it is the opinion of management that only a full year's financial reporting will yield a meaningful measure of the Company's performance.

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



The Company's other business segment, Paradise Plastics, Inc., a wholly owned subsidiary of Paradise, Inc., producing custom molding products, does not have the extreme seasonal variations as experienced in the fruit segment. This segment initially developed to provide in-house packaging capabilities for the sale of glace' (candied) fruit products, represented 32.2% of the Company's total consolidated annual net sales to unaffiliated customers during the past year.





The First Six Months
--------------------

Paradise, Inc.'s fruit segment net sales, which are highly seasonal, increased by 16.8% or $142,031 for the first six months of 2006 compared to the similar period of 2005. This increase is directly related to the sale of various strawberry products to a Central Florida reseller. With favorable weather conditions present during the 2006 spring harvest season, Paradise, Inc. was able to increase production and subsequent tolling charges for this service by $136,247 compared to the similar reporting period of 2005. With over 85% of fruit segment net sales occurring during the period of September to mid-November, Paradise, Inc. will continue to explore opportunities to expand its fruit segment operations when market conditions are favorable and a reasonable level of profit can be achieved.

Paradise Plastics, Inc.'s net sales, to unaffiliated customers, decreased 6.3% for the first six months of 2006 compared to the similar period of 2005. This decrease is partially attributable to the relocation of Mastercraft Products Corporation from its leased facility located in Deleon Springs, Florida to Paradise, Inc.'s headquarters in Plant City, Florida. The relocation of equipment and inventory occurred during the months of March and April of this year resulting in a short-term delay in the shipment of finished products to their customers. In addition, several existing long term customers reduced their re-orders for custom molding products during the first six months of 2006 compared to the previous year's reporting period.

Overall cost of sales, as a percentage of net sales, decreased 5.1% for the first six months of 2006 compared to the similar reporting period of 2005. This result is related to the increase in production of various strawberry products during the first half of 2006, compared to the prior reporting period, for which positive selling margins were achieved. However, with recent increases absorbed from the Company's suppliers of raw fruit products and corn sweeteners combined with a steady rise in energy costs, management does anticipate an increase in cost of sales in the upcoming months.

Selling, General & Administrative expenses decreased by 1.4 % as increases in administrative payroll and professional fees incurred for legal and audit services were offset by reductions in bad debt expense. As reported in previous filings during 2005, various one-time charges for certain marketing and selling expenses totaling $129,636 were charged to operations. For the current six-month reporting period, bad debt charges to operations totaled $13,800.




Depreciation and amortization expenses remained constant for the first six months of 2006 compared to the similar period of 2005 as building improvements and equipment purchases were offset by asset retirements and disposals.

Interest expense increased by $10,905 for the first six months of 2006 compared to the prior reporting period as the rate of interest charged by the Company's primary bank on its short-term revolving line of credit continued to increase.





Significant Event
-----------------

In June, 2006 Paradise, Inc. entered into an asset purchase agreement with a competitor to acquire their glace' fruit business consisting of the Seller's customer list, a non-compete agreement for a period of ten years and their remaining glace' fruit retail inventory. Consideration for the Seller's customer list, non-compete agreement and inventory totaled $1,646,000 with $671,000 paid in cash. The remaining balance of $975,000 is payable as follows; $425,000 in December, 2007, $275,000 in
December, 2008 and the final payment of $275,000 in December, 2009. The Company used its existing revolving line of credit to fund this transaction.





Summary
-------

Paradise, Inc.'s consolidated net sales, decreased by 2.6% for the first six months of 2006 compared to the similar period of 2005. This decrease is primarily attributable to the plastics segment of the business as reorders from existing long-term customers slowed during the second quarter of 2006. Fruit segment sales increased by 16.8% as favorable weather conditions during the 2006 spring harvest season resulting in an increase of fresh strawberries available for processing and re-sale.

However, with more than 80% of anticipated consolidated net sales for the year 2006 yet to be realized, no reasonable forecast of operating results can be determined from this information. Only a full year's accounting will determine the Company's overall financial performance.














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

Item 1.   Legal Proceedings - N/A

Item 2.   Changes in Securities - N/A

Item 3.   Defaults upon Senior Securities - N/A

Item 4.   Submission of Matters to a Vote of Security Holders

          The annual meeting of the shareholders of Paradise, Inc. was held on May 24, 2006. The purpose of the meeting was to elect five directors to hold office until the next annual meeting of shareholders and to ratify the reappointment of Bella, Hermida, Gillman, Hancock & Mueller as the Company's independent certified public accountants for 2006.

          The following is the results of the election of Directors:

          Nominee                  Votes For           Votes Withheld
          -------                  ---------           --------------

          Melvin S. Gordon          448,872                34,038
          Randy S. Gordon           448,472                34,438
          Tracy W. Schulis          448,472                34,438
          Mark H. Gordon            448,872                34,038
          Eugene L. Weiner          448,472                34,438

          The following is the results of the ratification of Bella, Hermida, Gillman, Hancock & Mueller as the Company's independent accountants for 2004:

             For                    Against             Abstain
            -----                   -------             -------

           482,830                    80                   0

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


                  PARADISE, INC.
                  A Florida Corporation

                  /s/ Melvin S. Gordon            Date:  August 13, 2006
                  -----------------------------
                  Melvin S. Gordon
                  Chief Executive Officer and Chairman


                  /s/ Jack M. Laskowitz           Date:  August 13, 2006
                  -----------------------------
                  Jack M. Laskowitz
                  Chief Financial Officer and Treasurer









































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


 Date:  August 13, 2006

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


 Date:  August 13, 2006

 /s/ Jack M. Laskowitz
 -----------------------------------
 Jack M. Laskowitz
 Chief Financial Officer and Treasurer





                              Exhibit 32.1

                Certification of CEO and CFO Pursuant to
              18 U.S.C. Section 1350 as Adopted Pursuant to
              Section 906 of the Sarbanes-Oxley Act of 2002
              ---------------------------------------------


In connection with the Quarterly Report of Paradise, Inc. on Form
10-QSB for the period ending June 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Melvin S. Gordon, as Chief Executive Officer of Paradise, Inc., certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:


     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities and Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of Paradise, Inc.



       /s/ Melvin S. Gordon            Date:  August 13, 2006
       -----------------------------
       Melvin S. Gordon
       Chief Executive Officer and Chairman





                             Exhibit 32.2

                Certification of CEO and CFO Pursuant to
             18 U.S.C. Section 1350 as Adopted Pursuant to
             Section 906 of the Sarbanes-Oxley Act of 2002
             ---------------------------------------------


In connection with the Quarterly Report of Paradise, Inc. on Form
10-QSB for the period ending June 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jack M. Laskowitz, as Chief Financial Officer of Paradise, Inc., certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:


     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities and Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of Paradise, Inc.



       /s/ Jack M. Laskowitz            Date:  August 13, 2006
       -----------------------------
       Jack M. Laskowitz
       Chief Financial Officer and Treasurer