Form 10QSB
period 2006-09-30
PARADISE INC
filed 2006-11-14
CIK 76149

FORM 10 - QSB

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


(X) Quarterly report pursuant to section 13 or 15(d) of the Securities Act of 1934.

        For the quarterly period ended September 30, 2006

                            or

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

Yes X ;    No
   ---       ---.

The number of shares outstanding of each of the issuer's classes of common
Stock:

          Class                          Outstanding as of September 30,
          -----                          ------------------------------
                                          2006                  2005
                                          ----                  ----
       Common Stock
      $0.30 Par Value                519,350 Shares        519,350 Shares











PARADISE, INC.                   COMMISSION FILE NO. 0-3026


PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements


                   PARADISE, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS
                             (UNAUDITED)
                  ---------------------------------

                                      AS OF SEPTEMBER 30,
                                      -------------------
                                      2006           2005
                                      ----           ----
ASSETS
------

CURRENT ASSETS:
 Cash and Unrestricted
  Demand Deposits                $    37,156    $   147,385
 Accounts and Notes
  Receivable, Less
  Allowances of $-0-
  (2006 and 2005)                 10,071,287      8,171,457
 Inventories:
  Raw Materials                    2,625,765      2,187,120
  Work in Process                    386,245        380,114
  Finished Goods                   6,335,528      6,704,967
 Deferred Income Tax Asset           175,932        277,970
 Income Tax Refund
  Receivable                          45,107        365,485
 Prepaid Expenses and Other
  Current Assets                     540,868        512,358
                                  ----------     ----------

   TOTAL CURRENT ASSETS           20,217,888     18,746,856

 Property, Plant and Equipment,
  Less Accumulated Depreciation
  of $15,320,072 (2006) and
  $14,539,524 (2005)               6,108,219      5,693,158
 Deferred Charges and Other
  Assets                             423,216        361,858
 Goodwill                            413,280        413,280
 Intangible Asset - Net            1,226,529        112,165
                                  ----------     ----------

TOTAL ASSETS                    $ 28,389,132   $ 25,327,317
                                  ==========     ==========















                                      AS OF SEPTEMBER 30,
                                      -------------------
                                     2006            2005
                                     ----            ----

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
 Notes and Trade Acceptances
  Payable                       $   5,648,402  $   4,991,376
 Current Portion of Long-Term
  Debt                                195,908        230,624
 Accounts Payable                   2,794,028      2,059,288
 Accrued Liabilities                1,240,465      1,256,060
 Income Taxes Payable                 305,950         75,908
                                   ----------     ----------

   Total Current Liabilities       10,184,753      8,613,256


LONG-TERM DEBT, NET OF CURRENT
 PORTION                            1,325,705        662,859

DEFERRED INCOME TAX LIABILITY         431,784        536,548
                                   ----------     ----------

   Total Liabilities               11,942,241      9,812,663
                                   ----------     ----------

STOCKHOLDERS' EQUITY:
 Common Stock: $.30 Par Value,
  2,000,000 Shares Authorized,
  583,094 Shares Issued,
  519,350 Shares Outstanding          174,928        174,928
 Capital in Excess of Par Value     1,288,793      1,288,793
 Retained Earnings                 15,298,226     14,382,191
 Unrealized Holding Gain (Loss)
  on Securities                  (     38,138 ) (     54,339 )
 Treasury Stock, at Cost,
  63,744 Shares                  (    276,919 ) (    276,919 )
                                   ----------     ----------

   Total Stockholders' Equity      16,446,890     15,514,654
                                   ----------     ----------
TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY           $  28,389,132  $  25,327,317
                                   ==========     ==========


See Accompanying Notes to these Consolidated Financial
 Statements (Unaudited).












                       PARADISE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                                (UNAUDITED)
                     -----------------------------------

                                  FOR THE THREE MONTHS ENDED
                                  --------------------------
                                          SEPTEMBER 30
                                          ------------
                                      2006            2005
                                      ----            ----

Net Sales                        $ 11,625,447     $ 10,323,514
                                   ----------       ----------

Costs and Expenses:
 Cost of Goods Sold (excluding
  Depreciation)                     8,380,927        7,649,693
 Selling, General and
  Administrative Expense            1,388,291        1,468,967
 Depreciation and Amortization        267,619          224,265
 Interest Expense                     159,631           64,777
                                   ----------       ----------

   Total Costs and Expenses        10,196,468        9,407,702
                                   ----------       ----------

Income from Operations              1,428,979          915,812

Other Income                            4,685           13,184
                                   ----------       ----------
Income from Operations Before
 Provision for Income Taxes         1,433,664          928,996

Provision for Income Taxes            305,950           75,908
                                   ----------       ----------

Net Income                       $  1,127,714     $    853,088
                                   ==========       ==========



Net Income per Common Share         $ 2.17          $ 1.64
                                      ====            ====

Weighted Average Common Shares
 Outstanding                        519,350         519,350
                                    =======         =======


See Accompanying Notes to these Consolidated Financial
 Statements (Unaudited).








                       PARADISE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (UNAUDITED)
                     -----------------------------------

                                  FOR THE NINE MONTHS ENDED
                                  -------------------------
                                        SEPTEMBER 30
                                        ------------
                                     2006           2005
                                     ----           ----

Net Sales                       $ 16,662,387    $ 15,415,613
                                  ----------      ----------

Costs and Expenses:
 Cost of Goods Sold (excluding
  Depreciation)                   11,820,326      11,273,270
 Selling, General and
  Administrative Expense           3,184,510       3,193,936
 Depreciation and Amortization       696,030         683,327
 Interest Expense                    198,808          93,049
                                  ----------      ----------

   Total Costs and Expenses       15,899,674      15,243,582
                                  ----------      ----------

Income from Operations               762,713         172,031

Other Income                          42,418          38,826
                                  ----------      ----------
Income from Operations Before
 Provision for Income Taxes          805,131         210,857

Provision for Income Taxes           305,950          75,908
                                  ----------      ----------

Net Income                      $    499,181    $    134,949
                                  ==========      ==========



Net Income per Common Share        $  .96          $  .26
                                     ====            ====

Weighted Average Common Shares
 Outstanding                        519,350         519,350
                                    =======         =======



See Accompanying Notes to these Consolidated Financial
 Statements (Unaudited).





                    PARADISE, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (UNAUDITED)
                ---------------------------------------

                                      FOR THE NINE MONTHS ENDED
                                      ------------------------
                                            SEPTEMBER 30,
                                            -------------
                                        2006            2005
                                        ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Loss                         $    499,181     $    134,949
 Adjustments to Reconcile Net
  Loss to Net Cash Used in
  Operating Activities:
   Depreciation and Amortization       696,030          683,327
   Decrease (Increase) in:
    Accounts Receivable            ( 7,986,253 )    ( 6,511,246 )
    Inventories                    ( 3,270,125 )    ( 3,768,947 )
    Prepaid Expenses               (   214,210 )    (    60,063 )
    Other Assets                        42,790          231,649
    Income Tax Receivable          (    45,107 )
   Increase (Decrease) in:
    Accounts Payable                 2,223,484        1,841,558
    Accrued Expense                (   110,971 )        114,986
    Income Tax Payable             (    84,147 )         75,908
                                     ---------        ---------

     Net Cash Used in
      Operating Activities         ( 8,249,328 )    ( 7,257,879 )
                                     ---------        ---------

CASH FLOWS FROM INVESTING
 ACTIVITIES:
 Purchase of Property and
  Equipment                        (   777,364 )    (   586,883 )
 Cash Paid in Connection with
  Acquisition of Customer Base
  and Non-Compete Agreement
  with Unrelated Entity            (   425,000 )
                                     ---------        ---------

     Net Cash Used in
      Investing Activities         ( 1,202,364 )    (   586,883 )
                                     ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net Proceeds (Repayments) of
  Short-Term Debt                    5,637,616        4,946,160
 Principal Payments of Long-Term
  Debt                             (   140,750 )    (   165,867 )
 Dividends Paid                    (    77,903 )    (    46,957 )
                                     ---------        ---------

   Net Cash Provided by
    Financing Activities             5,418,963        4,733,336
                                     ---------        ---------




NET DECREASE IN CASH               ( 4,032,729 )    ( 3,111,426 )


CASH AT BEGINNING OF PERIOD          4,069,883        3,258,811
                                     ---------        ---------

CASH AT END OF PERIOD             $     37,156     $    147,385
                                     =========        =========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for:
    Interest                      $    198,808     $     93,049
    Income Tax                         320,000
                                     ---------        ---------

                                  $    518,808     $     93,049
                                     =========        =========



NONCASH INVESTING AND FINANCING ACTIVITIES:
  Customer List and Non-Compete
   Agreement Acquired in Connection
   with Unrelated Entity and
   related Note Payable           $    833,850     $
                                     =========        =========

































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


                                     Nine Months        Nine Months
                                        Ended              Ended
                                 September 30, 2006  September 30, 2005
                                 ------------------  ------------------

Net Sales in Each Segment
-------------------------

Candied Fruit:
 Sales to Unaffiliated Customers     $ 11,102,484       $  9,307,654

Molded Plastics:
 Sales to Unaffiliated Customers        5,559,903          6,107,959
                                       ----------         ----------

Net Sales                            $ 16,662,387       $ 15,415,613
                                       ==========         ==========

For the nine month period ended September 30, 2006 and 2005, sales of frozen strawberry products totaled $244,599 and $108,352, respectively.

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







                                     Nine Months         Nine Months
                                        Ended               Ended
                                 September 30, 2006   September 30, 2005
                                 ------------------   ------------------

Identifiable Assets of Each
 Segment are Listed Below
---------------------------

Candied Fruit                       $ 20,127,037        $ 17,193,244

Molded Plastics                        5,874,925           5,291,935
                                      ----------          ----------

Identifiable Assets                   26,001,961          22,485,179

General Corporate Assets               2,387,170           2,842,138
                                      ----------          ----------

Total Assets                        $ 28,389,132        $ 25,327,317
                                      ==========          ==========


Identifiable assets by segment are those assets that are principally used in the operations of each segment. General corporate assets are principally cash, land and buildings, and investments.



































Note 4    Noncash Investing and Financing
-----------------------------------------

In June 2006, the Company used their existing revolving line of credit to enter into an agreement with an unrelated entity to purchase inventories, their customer list and a non-compete agreement for a period of ten years. The Company paid $671,000 in cash and executed a note payable to the entity of $975,000 with payments due as follows:

          December 2007                                   $ 425,000
          December 2008                                     275,000
          December 2009                                     275,000
                                                            -------

                                                          $ 975,000
                                                            =======

The note does not provide for interest. The Company imputed interest at 6%, approximating its marginal borrowing rate, and discounted the note to a principal balance of $833,850.

The purchase price was allocated based on fair value as follows:

          Inventories                                     $   246,000
          Customer Base and Non-Compete Agreement           1,258,850
                                                            ---------

                                                          $ 1,504,850
                                                            =========
































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


Overview
--------

Paradise, Inc.'s main business segment, glace' fruit, a prime ingredient of fruitcakes and other holiday confections, represented 67.8% of total net sales during 2005. These products are sold to manufacturing bakers, institutional users, supermarkets and other retailers throughout the country. Consumer demand for glace' fruit product is traditionally strongest during the Thanksgiving and Christmas season. Almost 80% of glace' fruit product sales are recorded from the eight to ten weeks beginning in mid September.

Since the majority of the Company's customers require delivery of glace' fruit products during this relatively short period of time, Paradise, Inc. must operate at consistent levels of production from as early as January through the middle of November of each year in order to meet peak demands. Furthermore, the Company must make substantial borrowings of short-term working capital to cover the cost of raw materials, factory overhead and labor expense associated with production for inventory. This combination of building and financing inventories during the year, without the opportunity to record any significant fruit segment income, results in the generation of operating losses well into the third quarter of each year. Therefore, it is the opinion of management that meaningful forecasts of annual net sales or profit levels require analysis of a full year's operations.






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

The First Nine Months
---------------------

Paradise, Inc.'s fruit segment net sales increased 19.3% compared to the similar reporting period last year, primarily due to timing differences in the receipt of customer orders and requested shipping dates for delivery of the Company's glace' fruit products. This was evident in the current reporting period as significant quantities of retail glace' fruit orders were shipped per customer instructions in September, 2006 compared to October, 2005. With shipping activity exceeding several million dollars during the last week of September and the first week of October, fluctuations in net sales may occur between interim reporting periods.

Paradise Plastics, Inc.'s net sales, to unaffiliated customers decreased 9.0% for the first nine months of 2006 compared to the prior year's reporting period. This decrease is attributable to the following two factors. First, as previously reported all operations associated with Mastercraft Products Corporation were transferred to Paradise Plastics Inc.'s Plant City, Florida facility during March and April of 2006. This relocation, successfully completed during this 60 day period, did result in a delay in production and delivery of finished goods to Paradise Plastics, Inc.'s customers. Secondly, several long term customers who have been partially responsible for the steady growth of this segment over the past five years began to reduce their orders during the first nine months of 2006 versus 2005.

Cost of goods sold expressed as a percentage of net sales decreased 2.2% compared to the previous nine month reporting period of 2005.
The decrease in cost of sales is due to timing differences associated with the earlier shipment of higher margin retail glace' fruit products during September, 2006 versus October, 2005. While management continues to work for increasing gross margins, wherever possible, it is still too early to determine the effect rising prices absorbed from the Company's suppliers for raw materials along with increases in energy prices will have on cost of sales for the entire year of 2006.










The First Nine Months (Continued)
---------------------------------

Selling expenses, excluding non-recurring expenses of $303,129, disclosed in previous filings, increased 13.6% compared to the prior year's reporting period. This percentage increase is primarily due to accrued commissions earned by various food brokerage firms. Paradise, Inc., as is customary within the food service industry, contracts with national and regional food brokers to promote and assist in the sale of the Company's glace' fruit products. With a 19.3% increase in fruit segment net sales, due to the earlier shipping dates for glace' fruit products, accrued commissions increase $105,303 compared to the similar reporting period last year.

General and administrative expenses increased 8.7% compared to the previous year's reporting period due to increases in administrative salaries for Paradise Inc.'s employees along with increases in health and life insurance premiums paid to the Company's providers of these benefits.

Depreciation and amortization expenses increased $12,703 as capital improvements placed into service exceeded asset retirements and disposals compared to the prior year's nine month reporting period.

Interest expense increased $105,780 compared to the similar reporting period last year. Reasons for this increase are twofold. First, the interest rate charged by the Company's primary lending institution continued to trend upward during the first nine months of 2006 compared to the similar period of 2005. Secondly, Paradise, Inc. advanced $671,000 from the Company's revolving line of credit during the second quarter of 2006 in order to fund an asset purchase agreement with a glace' fruit competitor. This agreement previously reported in the Company's second quarter 2006 filing is summarized in footnote 4 of this report. As of the date of the current filing, the Company's revolving line of credit has been repaid in full.


Summary
-------

With several significant glace' fruit customers moving their purchase orders and shipping dates to September, 2006 versus October, 2005 Paradise, Inc.'s fruit segment net sales increased 19.3% compared to the similar reporting period last year. Correspondingly, the earlier shipment of glace' fruit orders resulted in a 2.2% decrease in the cost of sales compared to the previous year's reporting. While this activity was partially offset by a 9.0% decrease in plastics segment net sales, consolidated net income before taxes equaled $805,131 for the nine months ended September 30, 2006 compared to $210,857 for similar reporting period of 2005.

However, as outlined above and in previous filings, with more than 80% of Paradise, Inc.'s fruit segment net sales commencing in mid-September, only a full year's accounting will yield the necessary information to determine the Company's profitability for 2006.






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


                  PARADISE, INC.
                  A Florida Corporation

                  /s/ Melvin S. Gordon          Date:  November 14, 2006
                  -----------------------------
                  Melvin S. Gordon
                  Chief Executive Officer and Chairman


                  /s/ Jack M. Laskowitz         Date:  November 14, 2006
                  -----------------------------
                  Jack M. Laskowitz
                  Chief Financial Officer and Treasurer









































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


 Date:  November 14, 2006

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


 Date:  November 14, 2006

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



       /s/ Melvin S. Gordon            Date:  November 14, 2006
       -----------------------------
       Melvin S. Gordon
       Chief Executive Officer and Chairman


































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



       /s/ Jack M. Laskowitz            Date:  November 14, 2006
       -----------------------------
       Jack M. Laskowitz
       Chief Financial Officer and Treasurer