Form 10KSB
period 2006-12-31
PARADISE INC
filed 2007-03-30
CIK 76149

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                               FORM 10-KSB
                 ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended December 31, 2006
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

               Common Stock,
                $.30 Par Value                               None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.  Yes  x    No
                                        ---      ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB or any amendment to this Form 10-KSB.  Yes  x   No
                                                  ---     ---

Issuer's revenues for its most recent fiscal year:             $ 26,072,148

State the aggregate market value of the voting stock held by non-affiliates of the registrant, $5,882,233 (as of January 31, 2007, bid price $19.50)

   Class                                  Outstanding at December 31, 2006
-----------                               --------------------------------

Common Stock,
 $.30 Par Value                                    519,350 Shares

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).  Yes     No x
                                     ---    ---

Transitional Small Business Disclosure Format (check one): Yes    No x
                                                              ---   ---



















































PARADISE, INC.
==============

2006 FORM 10-KSB ANNUAL REPORT
                                 TABLE OF CONTENTS
                                 -----------------

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

Item 3.     Legal Proceedings                                             I-5

Item 4.     Submission of Matters to a Vote of
             Security Holders                                             I-5


                                      PART II
                                     ---------

Item 5.     Market for Common Equity and
             Related Stockholder Matters                          II-1 - II-2

Item 6.     Management's Discussion and Analysis or
             Plan of Operation                                    II-3 - II-10

Item 7.     Financial Statements                                 II-11 - II-43

Item 8.     Changes In and Disagreements with Accountants
             On Accounting and Financial Disclosure                     II-44

Item 8A.    Controls and Procedures                                     II-44


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

    In terms of candied fruit dollar sales, during 2006, approximately 20% were shipped to manufacturing bakers and other institutional users, with the balance being sold through supermarkets and other retail outlets for ultimate use in the home.

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


                                      I-2
Item 1. Description of Business (Continued)

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




                                      I-3
Item 1. Description of Business (Continued)

    It is a trade practice to allow some supermarket chains to return unopened cases of candied fruit products that remain unsold at year-end, an option for which they normally pay a premium. A provision for the estimated losses on retail returns is included in the Company's financial statements, for the year during which the sales are made.

    With the continuing acquisitions, mergers and other consolidations in the supermarket industry, there is increasing concentration of candied fruit buying activity. During 2006, the Company derived nearly 12% of its consolidated revenues from Wal-Mart Stores, Inc. This customer is not affiliated with Paradise, Inc. in any way, and has exclusive use of a Paradise-owned controlled brand. In addition, plastics sales to Aqua Cal, Inc. accounted for 15% of the Company's consolidated revenues. The loss of any of these customers would have a material adverse effect on operating earnings.

    While there is no industry-wide data available, management estimates that the Company sold approximately 70-75% of all candied fruits and peels consumed in the U.S. during 2006. The Company knows of two major competitors; however, it estimates that none of these has as large a share of the market as the Company's.

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







                                      I-4
Item 1. Description of Business (Continued)

    By local ordinance, it is required that all water effluent is metered, tested and discharged into a municipal industrial waste treatment plant. During 2006, costs for this discharge exceeded $200,000, and management estimates that all expenses directly related to compliance with environmental regulations total well over $300,000 annually, which includes costs for permits, third party inspections and depreciation of installations.

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

    During 1985, the Company acquired approximately 5.2 acres immediately adjacent to, and to the west of, its main plant building. Several buildings and a truck weight scale existed on the property. Some of these facilities have been significantly updated, remodeled, and/or rebuilt and are used for the strawberry processing and some plastics molding operations. In 2006, Paradise, Inc. built a new 10,000 square foot building on this land. The building is primarily used for the production of custom vacuum forming products for its Plastics customers.

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

Item 3. Legal Proceedings
        None

Item 4. Submission of Matters to a Vote of Security Holders
        None

                                      I-5
PART II

Item 5. Market for Common Equity and Related Stockholder Matters

  On August 22, 1997 the Securities and Exchange Commission issued new listing requirements for companies listed on the NASDAQ Small Cap Market. The new requirements became effective on February 23, 1998. As of March 2007, the Company had not met the listing criteria.

 (a) The following table shows the range of closing bid prices for the Company's Common Stock in the over-the-counter market for the calendar quarters indicated. The quotations represent prices in the over-the-counter market between dealers in securities, do not include retail mark-up, mark-down, or commissions and do not necessarily represent actual transactions.

                                              BID PRICES
                                            High       Low
                                           ------     ------
                    2006
                    ----
                First Quarter               18.25      17.50
                Second Quarter              19.50      18.20
                Third Quarter               16.75      15.61
                Fourth Quarter              19.00      15.10



                    2005
                    ----
                First Quarter               22.00      20.10
                Second Quarter              21.00      17.85
                Third Quarter               19.00      17.05
                Fourth Quarter              19.00      17.00





 (b) Approximate Number of Equity Security Holders

  As of December 31, 2006, the approximate number of holders of record of each class of equity securities of the Registrant were:

                                               NUMBER OF
         TITLE OF CLASS                     HOLDERS OF RECORD
        -------------------                 -----------------

        Common Stock, $.30 Par Value               155






                                      II-1


Item 5.  Market for Common Equity and Related Stockholder Matters (Continued)

  (c) Dividend History and Policy

      Dividends have been declared and paid annually, only when warranted by profitability. On March 8, 2007, the Board of Directors declared dividends of $.10 per share for stockholders of record on April 13, 2007. Dividends paid to stockholders for 2005 were $.15 and for 2004, $.10.

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

                               RELATIONSHIP TO            PERIOD TO PERIOD
                                TOTAL REVENUE            INCREASE (DECREASE)
                            YEAR ENDED DECEMBER 31,          YEARS ENDED
                           -----------------------      --------------------
                            2006    2005     2004       2006-2005   2005-2004
                            ----    ----     ----       ---------   ---------
NET SALES:
Candied Fruit               69.9%   67.8%    70.0%         7.8%        6.1%
Molded Plastics             30.1    32.2     30.0         -2.5        17.9
                           -----   -----    -----         ----        ----

                           100.0   100.0    100.0          4.5         9.6
Cost of Sales               74.4    74.8     76.1          4.0         7.7
Selling, General and
 Administrative Expense     19.0    20.1     19.4         -1.3        13.7
Depreciation and
  Amortization               3.5     3.4      3.6          6.3         5.8
Interest Expense             0.9     0.8      0.6         30.2        35.3
                           -----   -----    -----        -----       -----
                                                           3.2         9.0
Income from Operations       2.2     0.9      0.3        144.8       209.2
Gain on Sale of Land                 2.8
Other Income, Net            0.1     0.2      0.2         -7.3         0.7
                           -----   -----    -----        -----        ----
Income Before Provision
  for Income Taxes           2.3     3.9      0.5        -37.5       713.8
Provision for Income
  Taxes                      0.9     1.7      0.2        -45.2       822.9
                           -----   -----    -----        -----       -----
Net Income                   1.4%    2.2%     0.3%       -31.8%      647.6%
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

Item 6. Management's Discussion and Analysis or Plan of Operation (Continued)

(3) Results of Operations

                            2006 Compared to 2005
                            ---------------------

In 2006, Paradise, Inc. reinforced its long standing position as the leading producer of glace' fruit, a primary ingredient of fruit cakes, which is sold to manufacturing bakers, institutional users and retailers throughout the United States leading up to and during the holiday season of Thanksgiving and Christmas. This position was evident as Paradise, Inc.'s glace' fruit net sales activity increased to $18,225,869 during 2006 compared to net sales of $16,906,637 for 2005. With continuing consolidation occurring in the grocery industry, Management is pleased to see the decision to expand its relabeling and coupon redemption program for the Company's brand name and private label customers has resulted in greater awareness and net sales growth for the Company's glace' fruit products.

Paradise Plastics, Inc., a wholly owned subsidiary of Paradise, Inc., which experienced cumulative growth in net sales of more than 80% over the past five years, produced net sales to unaffiliated customers of $7,846,280 for 2006 compared to $8,045,187 for 2005. This 2.5% decrease in net sales is partially attributable to the relocation of Paradise Plastics, Inc.'s Central Florida operations to its newly constructed 10,000 square foot facility located at Company's headquarters in Plant City, Florida. This relocation, successfully completed during March and April of 2006, resulted in a scheduled delay of processing customer orders as production equipment was dismantled, transferred and re-assembled at headquarters. The other factor contributing to this decrease was the decision of several existing customers' to reduce their re-orders during 2006. However, management is confident that the expertise developed in designing various high tech custom molding products over the past several years will continue to help expand this segment in the future.

Cost of goods sold, expressed as a percentage of net sales, remained consistent with the previous year's reporting as increases in the cost of raw fruit materials absorbed from suppliers were successfully incorporated into the Company's pricing structure for its glace' fruit products prior to the late spring and summer booking periods.

Selling expenses for 2006 decreased by 11.2% compared to the prior year as management's decision during 2005 to terminate several supplier and marketing agreements along with several larger than usual customer receivable write-offs resulted in a one-time charge to operations of $303,129. Excluding these charges to operations during 2005, selling expenses in 2006 decreased by less than 1.0% compared to 2005.

General and administrative expenses increased 12.0% for 2006 compared to 2005 as increases in professional fees, health and life insurance premiums and expenses associated with funding the Company's defined benefit pension plan continue to rise.




                                     II-4
Item 6. Management's Discussion and Analysis or Plan of Operation (Continued)

(3) Results of Operations

                       2006 Compared to 2005 (Continued)
                       --------------------------------

In response to continuing increases in the cost associated with maintaining the Company's defined benefit pension plan, the Board of Directors of Paradise, Inc. authorized the following corporate action. The Board elected to freeze pension plan benefit accruals effective November 30, 2006, provide 100% vesting for all active participants as of November 30, 2006, terminate the pension plan effective December 31, 2006 and establish a 401(k) retirement plan for all active pension plan participants effective January 1, 2007.

Furthermore, the Company has fully complied with all accounting and disclosure provisions of FASB #158, "Employer's Accounting for Defined Pension and Other Post-retirement Plans", issued by the Financial Accounting Standard Board in October, 2006. This accounting treatment is reflected in the Company's Consolidated Statement of Income and is expanded upon in Footnote 10 of the enclosed report.

Depreciation and amortization expenses increased by 6.3% for 2006 compared to the prior year primarily due to the increase in amortization expense associated with the asset purchase of a competitor's glace' fruit business. As disclosed in previous filings, Paradise, Inc. entered into this agreement during June 2006, purchasing a competitor's customer list, remaining glace' fruit inventory and a non-compete agreement which is being amortized over a period of ten years. Total consideration equaled $1,646,000 with $671,000 paid in cash at closing. The remaining balance of $975,000 is payable in the following installments: $425,000 - December 2007; $275,000 - December 2008; and a final payment of $275,000 - December 2009.

Interest expense for 2006 increased by $57,230 compared to the prior year for the following two reasons. First, the rate of interest charged by Paradise, Inc.'s primary bank on its short-term revolving line of credit increased throughout the year. Second, the accrual of imputed interest at 6% commencing July 2006 was applied against the amounts due note disclosed in the previous paragraph.

In summary, based upon the information above, Paradise, Inc. generated consolidated net sales of $26,072,149 for 2006 compared to $24,951,824 for 2005. Net Income for 2006 was $379,914 or $.73 earnings per share compared to Net Income for 2005 of $556,780 or $1.07 earnings per share.












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

Cost of goods sold expressed as a percentage of net sales within the fruit segment decreased by 1% for 2005 compared to the prior year. This decrease is evidenced by Paradise, Inc.'s ability to contract for favorable prices during late 2004 and early 2005 for deliveries of certain raw fruit commodities during the last season. As mentioned in previous filings, Paradise, Inc., in order to meet the highly seasonal demands of its glace' fruit customers, must contract and acquire product from its suppliers well in advance of its selling season in order to ensure timely deliveries. Furthermore, prices for raw materials vary at time of harvest based on changes in weather patterns, supply and demand, market conditions and product availability. During 2005, Paradise, Inc. was able to benefit from favorable market conditions and contract for various raw fruit products at prices ranging from 2-5% lower than in the previous year.
                                    II-6
Item 6. Management's Discussion and Analysis or Plan of Operation (Continued)

(3) Results of Operations (Continued)

                       2005 Compared to 2004 (Continued)
                       --------------------------------

This was critical because the Company must quote annual selling prices to supermarket customers in the spring and early summer for delivery during the holiday season. An increase in consumer demand for Paradise, Inc. glace' fruit products enabled the Company to distribute its fixed overhead over a larger production base. The results of lower raw fruit material prices along with an increase in production were greater than increases in labor, packaging materials and various other energy related cost.

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






                                      II-7
Item 6. Management's Discussion and Analysis or Plan of Operation (Continued)

(3) Results of Operations (Continued)

                     2005 Compared to 2004 (Continued)
                     --------------------------------

The proceeds from this sale were used to assist in the funding for Paradise, Inc.'s new 10,000 square foot plastics facility at the Company's headquarters. Scheduled to open during the first quarter of 2006, it facilitated the moving of Mastercraft production capacity to Plant City, Florida and increase the plastic segment's production capabilities.

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
















                                      II-8
Item 6. Management's Discussion and Analysis or Plan of Operation (Continued)

(3) Results of Operations (Continued)

                       2004 Compared to 2003 (Continued)
                       ---------------------------------

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

                                    II-9
Item 6. Management's Discussion and Analysis or Plan of Operation (Continued)

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





































                                    II-10


Item 7. Financial Statements



             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

March 16, 2007


To the Board of Directors
 and Shareholders of
 Paradise, Inc.
Plant City, FL  33566

We have audited the accompanying consolidated balance sheets of Paradise, Inc., and subsidiaries as of December 31, 2006, 2005 and 2004, and the related consolidated statements of income and comprehensive income, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Paradise, Inc., and subsidiaries as of December 31, 2006, 2005 and 2004, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

Respectfully submitted,

  /s/ Bella, Hermida, Gillman, Hancock & Mueller
BELLA, HERMIDA, GILLMAN, HANCOCK & MUELLER



Certified Public Accountants
Plant City, Florida

                                      II-11

                                  PARADISE, INC.
                                 AND SUBSIDIARIES
                                 ================

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                                     ASSETS
                                     ------
                                                  DECEMBER 31,

                                      2006           2005            2004
                                     ------         ------          ------
CURRENT ASSETS:
Cash and Cash Equivalents        $  5,271,385   $  4,069,884    $  3,258,811
Accounts Receivable, Net of
 Allowance for Doubtful
 Accounts of $ -0- and
 Allowance for Returns of
 $1,124,000 (2006), $981,000
 (2005) and $1,185,000 (2004)         641,674      2,085,033         475,211
Inventories                         6,433,402      6,077,413       6,537,254
Prepaid Expenses and Other
 Current Assets                       497,565        326,658         452,295
Deferred Income Tax Asset             391,186        175,932         277,970
Income Tax Refund Receivable                                         365,485
                                   ----------     ----------      ----------

     Total Current Assets          13,235,212     12,734,920      11,367,026


PROPERTY, PLANT AND EQUIPMENT:
Net of Accumulated Depreciation of
 $15,500,258 (2006), $14,615,187
 (2005) and $13,901,051 (2004)      5,963,152      5,962,979       5,744,748


GOODWILL                              413,280        413,280         413,280


CUSTOMER BASE AND NON-COMPETE
 AGREEMENT                          1,195,057


OTHER ASSETS                          411,861        466,007         750,526
                                   ----------     ----------      ----------

TOTAL ASSETS                     $ 21,218,562   $ 19,577,186    $ 18,275,580
                                   ==========     ==========      ==========



The Accompanying Notes are an Integral Part of These Consolidated Financial Statements

                                     II-12





                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

                                                 DECEMBER 31,

                                      2006           2005            2004
                                     ------         ------          ------
CURRENT LIABILITIES:
Short-Term Debt                   $    90,676   $     10,785    $     45,216
Accounts Payable                    1,060,036        570,547         217,730
Accrued Expenses                    1,972,430      1,396,542         989,712
Income Taxes Payable                  305,766        390,097
Current Portion of Long-Term Debt     525,781        219,328         255,459
                                   ----------     ----------      ----------

Total Current Liabilities           3,954,689      2,587,299       1,508,117

LONG-TERM DEBT,
   NET OF CURRENT PORTION             938,725        610,033         803,891

DEFERRED INCOME TAX LIABILITY         352,595        431,784         536,548
                                   ----------     ----------      ----------

Total Liabilities                   5,246,009      3,629,116       2,848,556
                                   ----------     ----------      ----------
STOCKHOLDERS' EQUITY:
Common Stock, $.30 Par Value,
  2,000,000 Shares Authorized,
  583,094 Shares Issued, 519,350
  Shares Outstanding                  174,928        174,928         174,928
Capital in Excess of Par Value      1,288,793      1,288,793       1,288,793
Retained Earnings                  15,101,418     14,799,406      14,294,561
Accumulated Other Comprehensive
 Income (Loss)                   (    315,667 ) (     38,138 )  (     54,339 )
                                   ----------     ----------      ----------

                                   16,249,472     16,224,989      15,703,943

Less: Common Stock in Treasury,
  at Cost, 63,744 Shares              276,919        276,919         276,919
                                   ----------     ----------      ----------

Total Stockholders' Equity         15,972,553     15,948,070      15,427,024
                                   ----------     ----------      ----------
TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY          $ 21,218,562   $ 19,577,186    $ 18,275,580
                                   ==========     ==========      ==========




                                     II-13
                               PARADISE, INC.
                              AND SUBSIDIARIES
                              ================

       CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
       ----------------------------------------------------------

                                        FOR THE YEARS ENDED DECEMBER 31,
                                     2006            2005            2004
                                    ------          ------          ------

NET SALES                       $ 26,072,149    $ 24,951,824    $ 22,763,684
                                  ----------      ----------      ----------
COSTS AND EXPENSES:
 Cost of Goods Sold
  (Excluding Depreciation)        19,404,930      18,665,504      17,332,636
 Selling, General and
  Administrative Expenses          4,943,774       5,008,995       4,406,990
 Depreciation and Amortization       910,476         856,706         809,412
 Interest Expense                    246,448         189,218         139,807
                                  ----------      ----------      ----------

    Total Costs and Expenses      25,505,628      24,720,423      22,688,845
                                  ----------      ----------      ----------

INCOME FROM OPERATIONS               566,521         231,401          74,839

GAIN ON SALE OF PROPERTY,
 PLANT AND EQUIPMENT                                 697,266

OTHER INCOME - NET                    41,842          45,136          44,823
                                  ----------      ----------      ----------
INCOME BEFORE PROVISION
 FOR INCOME TAXES                    608,363         973,803         119,662

PROVISION FOR INCOME TAXES           228,449         417,023          45,207
                                  ----------      ----------      ----------

NET INCOME                           379,914         556,780          74,455

OTHER COMPREHENSIVE INCOME:
 Unrealized Gain on Pension Plan,
  Net of Tax                         326,805
 Unrealized Gain on Available
  for Sale Securities, Net of Tax      8,370          16,201           7,620
                                  ----------      ----------      ----------

COMPREHENSIVE INCOME            $    715,089    $    572,981    $     82,075
                                  ==========      ==========      ==========
EARNINGS PER SHARE:

         Basic                        $ 0.73          $ 1.07          $ 0.14
                                        ====            ====            ====
         Diluted                      $ 0.73          $ 1.07          $ 0.14
                                        ====            ====            ====
The Accompanying Notes are an Integral Part of These Consolidated Financial
Statements                             II-14
                                 PARADISE, INC.
                                AND SUBSIDIARIES
                                ================

         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
            FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
         ----------------------------------------------------------

                                                                  ACCUMULATED
                                    CAPITAL IN                       OTHER
                          COMMON    EXCESS OF      RETAINED      COMPREHENSIVE
                          STOCK     PAR VALUE      EARNINGS          INCOME
                          ------    ----------     --------       ----------
Balance, December 31,
 2003                   $ 174,928   $ 1,288,793  $ 14,220,106     $(  61,959 )
Unrealized Gain on
 Appreciation of
 Marketable Equity
 Securities                                                            7,620
Net Income                                             74,455
                          -------     ---------    ----------        -------
Balance, December 31,
 2004                     174,928     1,288,793    14,294,561      (  54,339 )

Cash Dividends Declared,
 $.10 per Share                                   (    51,935 )
Unrealized Gain on
 Appreciation of
 Marketable Equity
 Securities                                                           16,201
Net Income                                            556,780
                          -------     ---------    ----------        -------
Balance, December 31,
 2005                     174,928     1,288,793    14,799,406      (  38,138 )

Cash Dividends Declared,
 $.15 per Share                                   (    77,902 )
Unrealized Gain on
 Appreciation of
 Marketable Equity
 Securities                                                            8,370
Adjustment to initially
 apply FASB Statement
 No. 158, Net of Tax                                               ( 612,704 )
Gain on Retirement Plan                                              326,805
Net Income                                            379,914
                          -------     ---------    ----------        -------
Balance, December 31,
 2006                   $ 174,928   $ 1,288,793 $  15,101,418     $( 315,667 )
                          =======     =========    ==========        =======



The Accompanying Notes are an Integral Part of These Consolidated Financial Statements

                                    II-15










  TREASURY
   STOCK               TOTAL
  --------          ----------

$( 276,919 )     $  15,344,949



                         7,620
                        74,455
   -------          ----------

 ( 276,919 )        15,427,024


                   (    51,935 )



                        16,201
                       556,780
   -------          ----------

 ( 276,919 )        15,948,070


                   (    77,902 )



                         8,370


                   (   612,704 )
                       326,805
                       379,914
   -------          ----------

$( 276,919 )     $  15,972,553
   =======          ==========






                                    II-16
                                PARADISE, INC.
                               AND SUBSIDIARIES
                               ================

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                   -------------------------------------
                                        FOR THE YEARS ENDED DECEMBER 31,
                                        2006          2005          2004
                                       ------        ------        ------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income                        $    379,914  $    556,780  $     74,455
 Adjustments to Reconcile Net
  Income to Net Cash Provided by
  Operating Activities:
   Allowance for Sales Returns          143,000   (   204,000 )     199,000
   Provision for Estimated Inventory
    Returns                         (   141,000 )     198,000   (   252,000 )
   Increase (Decrease) in Net
    Deferred Income Tax Liability   (   133,625 ) (     2,726 )      65,692
   Depreciation and Amortization        910,476       856,706       809,412
   Gain on Sale of Property,
    Plant and Equipment                           (   697,266 )
   Changes in Assets and Liabilities,
    Net of Acquisition:
     Accounts Receivable              1,300,359   ( 1,405,822 )      29,901
     Inventories                    (   214,989 )     261,841       952,596
     Prepaid Expenses and Other
      Current Assets                (   170,907 )     125,637   (    13,314 )
     Income Tax Refund Receivable                     365,485        87,052
     Other Assets                         7,462        16,201         5,583
     Accounts Payable                   489,489       352,817   (   213,419 )
     Accrued Expenses                   129,171       406,830   (   145,854 )
     Income Taxes Payable           (    84,331 )     390,097
                                      ---------     ---------     ---------
    Net Cash Provided by
     Operating Activities             2,615,019     1,220,580     1,599,104
                                      ---------     ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds on Sale of Property,
  Plant and Equipment                                 897,266
 Purchase of Property, Plant and
  Equipment                         (   792,652 ) (   518,622 ) (   687,435 )
 Construction in Progress                         (   696,605 )
 Acquisition, Net of Cash                                       (   738,816 )
 Purchase of Customer Base and
  Non-Compete Agreement             (   425,000 )
                                      ---------     ---------     ---------
    Net Cash Used in Investing
     Activities                     ( 1,217,652 ) (   317,961 ) ( 1,426,251 )
                                      ---------     ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net Proceeds (Repayments) of
  Short-Term Debt                        79,891   (    34,431 ) (   229,189 )
 Proceeds from Issuance of
  Long-Term Debt                         27,345        23,296       800,000

                                    II-17
                              PARADISE, INC.
                             AND SUBSIDIARIES
                             ================

             CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
             -------------------------------------------------

                                        FOR THE YEARS ENDED DECEMBER 31,
                                         2006          2005          2004
                                        ------        ------        ------
 Principal Payments on Long-Term
  Debt                              (   225,200 ) (   253,285 ) (   349,611 )
 Dividends Paid                     (    77,902 ) (    51,935 ) (   103,870 )
 Increase (Decrease) in
  Other Assets                                        224,809   (   141,971 )
                                      ---------     ---------     ---------
    Net Cash Used in Financing
     Activities                     (   195,866 ) (    91,546 ) (    24,641 )
                                      ---------     ---------     ---------

    Net Increase in Cash              1,201,501       811,073       148,212

CASH AND CASH EQUIVALENTS,
 at Beginning of Year                 4,069,884     3,258,811     3,110,599
                                      ---------     ---------     ---------

CASH AND CASH EQUIVALENTS,
 at End of Year                    $  5,271,385  $  4,069,884  $  3,258,811
                                      =========     =========     =========
SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION:

  Cash Paid During the Year for:

   Interest                          $  203,114    $  200,359     $ 140,155
                                        =======       =======       =======

   Income Taxes                      $  320,000    $              $ 333,750
                                        =======       =======       =======

SUPPLEMENTAL SCHEDULE OF NONCASH
 INVESTING AND FINANCING ACTIVITIES:

 Unrealized Holding Gain on
  Securities                         $    8,370    $   16,201     $   7,620
                                        =======       =======       =======

 Customer Base Acquired and
  Non-Compete Agreement Entered
  with Unrelated Party             $  1,258,850    $              $

 Cash Paid                          (   425,000 )
                                      ---------       -------       -------

 Note Payable Issued               $    833,850    $              $
                                      =========       =======       =======
                                     II-18

                              PARADISE, INC.
                             AND SUBSIDIARIES
                             ================

             CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
             -------------------------------------------------

                                        FOR THE YEARS ENDED DECEMBER 31,
                                         2006          2005          2004
                                        ------        ------        ------

Fair Value of Assets Acquired on
 Purchase of Mastercraft Products
 Corporation                         $             $              $  829,034

Cash Paid for Capital Stock                                        ( 738,816 )
                                        -------       -------        -------

Liabilities Assumed                  $             $              $   90,218
                                        =======       =======        =======


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

























The Accompanying Notes are an Integral Part of These Consolidated Financial Statements

                                   II-19
                                 PARADISE, INC.
                                AND SUBSIDIARIES
                                ================

                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 2006, 2005 AND 2004
                         --------------------------------

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


Fair Value of Financial Instruments
-----------------------------------
The aggregated net fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and cash equivalents, receivables, payables, accrued expenses and short-term borrowings. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand. The fair value of the Company's debt is estimated based upon the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.







                                   II-20
                                 PARADISE, INC.
                                AND SUBSIDIARIES
                                ================

                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 2006, 2005 AND 2004
                         --------------------------------


NOTE 1:  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Inventories
-----------

Inventories are valued at the lower of cost (first-in, first-out) or market. Cost includes material, labor, factory overhead and depreciation.

Property, Plant and Equipment
-----------------------------

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





                                   II-21
                                 PARADISE, INC.
                                AND SUBSIDIARIES
                                ================

                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 2006, 2005 AND 2004
                         --------------------------------

NOTE 1:  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Marketable Equity Securities
----------------------------

The Company records unrealized gains and losses on marketable equity securities available for sale in the stockholders' equity section of its balance sheet as a component of Accumulated Other Comprehensive Income
(Loss).

When securities are sold, the cost of securities sold is based on weighted average cost in order to determine gross realized gains and losses.

Realized gains and losses, and declines in value judged to be other-than-temporary on available-for-sale securities, if any, are included in the determination of net income (loss) as gains (losses) on sale of securities.

Goodwill
--------

The goodwill acquired represents the excess purchase price over the fair value of the net assets acquired in the acquisition of Mastercraft Products, Corporation. (Note 17). These costs are reviewed annually for impairment pursuant to SFAS No. 142, Goodwill and Other Intangible Assets.

Customer Base and Non-Compete Agreement
---------------------------------------

The customer base and non-compete agreement represents the fair value of these assets pursuant to the Company's purchase during 2006 of an unrelated entity's inventories, their customer list and a non-compete agreement for a period of ten years. The customer base and non-compete agreement are being amortized over ten years. Amortization expense for the year ended December 31, 2006 was $63,604.

Selling Expenses
----------------

The Company considers freight delivery costs to be selling expenses and has included $575,877 (2006), $632,418 (2005) and $458,483 (2004) in selling, general and administrative expenses in the income statements.

Advertising Expenses
--------------------

The Company expenses advertising costs in the year they are incurred. Advertising expenses totaled $208,659 (2006), $297,211 (2005) and $299,820
(2004) and are included in selling, general and administrative expenses in
the income statement.                 II-22
                                 PARADISE, INC.
                                AND SUBSIDIARIES
                                ================

                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 2006, 2005 AND 2004
                         --------------------------------

NOTE 1:  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Reclassifications
-----------------

Certain prior period amounts have been reclassified to conform with the current period presentation.

NOTE 2:  INVENTORIES
                                2006             2005             2004
                               ------           ------           ------

Supplies                    $   160,885      $   202,743      $   171,442
Raw Materials                 1,626,330        1,516,514        2,029,118
Work in Progress                517,142          137,459          453,991
Finished Goods                4,129,045        4,220,697        3,882,703
                              ---------        ---------        ---------

TOTAL                       $ 6,433,402      $ 6,077,413      $ 6,537,254
                              =========        =========        =========

Included in Finished Goods inventory are estimated returns related to the Allowance for Sales Returns totaling $977,000 (2006), $836,000 (2005) and $1,034,000 (2004).

Substantially all inventories are pledged as collateral for certain short-term obligations.

NOTE 3:  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

                                     2006            2005           2004
                                    ------          ------         ------

Land and Improvements            $   656,040     $   656,040     $   856,040
Buildings and Improvements         6,933,632       5,957,590       5,914,755
Machinery and Equipment           13,873,738      13,267,931      12,875,004
                                  ----------      ----------      ----------

Total                             21,463,410      19,881,561      19,645,799
Less:  Accumulated Depreciation   15,500,258      14,615,187      13,901,051
                                  ----------      ----------      ----------

                                   5,963,152       5,266,374       5,744,748
Construction in Progress                             696,605
                                   ---------      ----------      ----------

                                       II-23
                                 PARADISE, INC.
                                AND SUBSIDIARIES
                                ================

                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 2006, 2005 AND 2004
                         --------------------------------



NET                              $ 5,963,152     $ 5,962,979     $ 5,744,748
                                  ==========      ==========      ==========


NOTE 3:  PROPERTY, PLANT AND EQUIPMENT (CONTINUED)

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

Depreciation expense for the years ended December 31, 2006, 2005 and 2004 was $790,158, $796,996 and $769,780, respectively.


NOTE 4:  INVESTMENT IN MARKETABLE EQUITY SECURITIES

Available-for-sale securities, which are included in other assets in the balance sheet, consist of the following:

                                        2006         2005         2004
                                       ------       ------       ------

Equity Mutual Funds, at cost        $  281,833   $  281,817   $  280,409
Gross Unrealized Losses,
 Before Tax                          (  62,568 )  (  70,923 )  (  87,124 )
                                       -------      -------      -------
Total Marketable Equity
 Securities, at Fair Value          $  219,265   $  210,894   $  193,285
                                       =======      =======      =======

Proceeds and gross realized gains and losses from the sale of available-for-sale securities and the change in unrealized holding loss were as follows:

                                     II-24
                                 PARADISE, INC.
                                AND SUBSIDIARIES
                                ================

                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 2006, 2005 AND 2004
                         --------------------------------

NOTE 4:  INVESTMENT IN MARKETABLE EQUITY SECURITIES (CONTINUED)

                                      2006          2005         2004
                                     ------        ------       ------

Proceeds                            $     0      $      0     $      0
                                      =====        ======       ======
Gross Realized Gains                $     0      $      0     $      0
                                      =====        ======       ======
Gross Realized Losses               $     0      $      0     $      0
                                      =====        ======       ======
Unrealized Gains on Appreciation
 of Marketable Equity Securities    $ 8,371      $ 16,201     $ 12,218
                                      =====        ======       ======

The above investments, held under a trust agreement, are to be used to provide deferred compensation benefits to two key executives. The investments in the trusts are subject to the claims of the Company's general creditors; therefore, the Company is treated as the owner of the trusts.

NOTE 5:  IDENTIFIABLE INTANGIBLE ASSETS

Identifiable intangible assets included in Other Assets consist of a covenant not to compete and debt issue costs. In connection with the acquisition of Mastercraft Products Corporation in 2004, the Company entered into a covenant not to compete agreement with the former owner in the amount of $123,000. It is being amortized over a period of 36 months. Accumulated amortization totaled $102,500, $61,500 and $20,500 at December 31, 2006, 2005 and 2004, respectively.

Debt issue costs incurred of $50,395 are being amortized over the respective terms of the agreements of 24 and 84 months. Amortization expense for the years ended December 31, 2006, 2005 and 2004 was $56,712, $59,710 and
$39,632, respectively.

Future Amortization Expense is anticipated to be $29,756 in 2007 and $2,700 per year for the years 2008 through 2011.


NOTE 6:  SHORT-TERM DEBT
                                            2006          2005          2004
                                           ------        ------        ------
Letters of credit and other short-
 term debt under a revolving line of
 credit with a bank.                     $ 90,675      $ 10,785      $ 45,216
                                           ------        ------        ------
TOTAL                                    $ 90,675      $ 10,785      $ 45,216
                                           ======        ======        ======
                                    II-25
                                  PARADISE, INC.
                                 AND SUBSIDIARIES
                                 ================

                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 2006, 2005 AND 2004
                         --------------------------------

NOTE 6:  SHORT-TERM DEBT (CONTINUED)

The average monthly borrowings and weighted average interest rates were determined by month-end balances. Non-interest bearing letters of credit were included in the aggregate figures.

                                                             WEIGHTED AVERAGE
           2006                       AMOUNT                  INTEREST RATE
          ------                     --------               ----------------
Average bank short-term
 borrowings (monthly)             $  1,393,750                    7.76%

Average aggregate short-term
borrowings (monthly)              $  2,648,827                    6.12%

Maximum aggregate short-term
borrowings (at any month-end)     $  7,533,475

                                                             WEIGHTED AVERAGE
           2005                       AMOUNT                  INTEREST RATE
          ------                     --------               ----------------
Average bank short-term
 borrowings (monthly)              $ 1,214,583                    5.68%

Average aggregate short-term
 borrowings (monthly)              $ 2,441,025                    5.46%

Maximum aggregate short-term
 borrowings (at any month-end)     $ 6,743,263

                                                             WEIGHTED AVERAGE
           2004                       AMOUNT                  INTEREST RATE
          ------                     --------               ----------------
Average bank short-term
 borrowings (monthly)              $ 1,358,352                    4.02%

Average aggregate short-term
 borrowings (monthly)              $ 2,557,664                    3.56%

Maximum aggregate short-term
 borrowings (at any month-end)     $ 6,737,964

Pursuant to a revolving loan agreement, a bank has agreed to advance the Company 80% of the Company's eligible receivables and 50% of the Company's eligible inventory up to a maximum of $9,000,000. Interest is payable monthly and is computed from a daily floating rate equal to the Libor rate plus an applicable margin.

                                       II-26
                                    PARADISE, INC.
                                   AND SUBSIDIARIES
                                   ================

                   NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2006, 2005 AND 2004
                           --------------------------------

NOTE 6:  SHORT-TERM DEBT (CONTINUED)

This agreement is subject to certain conditions which must be met for the Company to continue borrowing, including debt service coverage and debt to equity ratios, a resting period provision, and other financial covenants.

The amount available to be drawn down based on the available collateral at December 31, 2006 was $4,140,740, at December 31, 2005 was $5,073,533 and at
December 31, 2004 was $3,373,890.


NOTE 7:  LONG-TERM DEBT

                                           2006           2005           2004
                                          ------         ------         ------
Note Payable, Libor rate plus
 applicable margin, collateralized
 by accounts receivable, inventories,
 property and equipment.  Monthly
 payments of $13,967 plus interest,
 ending May 31, 2010.                   $   570,394    $ 737,993    $   905,591

Note Payable, 0% stated interest,
 6% imputed interest, payments of
 $425,000, $275,000 and $275,000
 due December 2007, 2008 and 2009,
 respectively (See Note 18).                833,000

Note Payable, Other                                        7,099          7,828

Obligations under capital leases.
 Monthly payments totaling $8,413
 including interest at rates ranging
 from 5.21% to 8.25%, collateralized
 by equipment, maturing March 12, 2006
 through August 2, 2010.                     61,112       84,269        145,931
                                          ---------      -------      ---------

Total Debt                                1,464,506      829,361      1,059,350
Less, Current Portion                       525,781      219,328        255,459
                                          ---------      -------      ---------

LONG-TERM DEBT                          $   938,725    $ 610,033    $   803,891
                                          =========      =======      =========




                                       II-27
                                    PARADISE, INC.
                                   AND SUBSIDIARIES
                                   ================

                   NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2006, 2005 AND 2004
                           --------------------------------

NOTE 7:  LONG-TERM DEBT (CONTINUED)

The aggregate principal amounts, excluding obligations under capital leases, maturing in each of the subsequent years are:

                         2007            $   500,947
                         2008                409,598
                         2009                426,098
                         2010                 66,751
                                           ---------

                         Total           $ 1,403,394
                                           =========
NOTE 8:  LEASES

The Company has certain equipment leases which are classified as capital leases. At December 31, 2006, 2005 and 2004, the amount capitalized was $158,679, $395,799 and $372,594, respectively, and the accumulated amortization was $158,679 (2006), $163,333 (2005) and $125,407 (2004).
The amount recognized as an obligation was $61,112 (2006), $84,269 (2005) and $145,931 (2004), respectively, which has been included in long-term debt shown in Note 7. Amortization expense is included in depreciation.

The Company leases certain automobiles and office equipment under operating leases ranging in length from thirty-six to sixty months. Lease payments charged to operations amounted to $77,195 (2006), $67,692
(2005) and $66,022 (2004).

At December 31, 2006, future minimum payments required under leases with terms greater than one year, and the present value of minimum capital lease payments, were as follows:
                                                            OPERATING
      YEARS ENDING DECEMBER 31,         CAPITAL LEASES        LEASES
     ---------------------------        --------------      ---------
                2007                       $ 28,116         $ 55,669
                2008                         15,558           44,962
                2009                         11,967           29,188
                2010                         10,206           13,911
                2011                          2,785            2,232
                                             ------           ------

     Total Minimum Lease Payments            68,632        $ 145,962
     Less, Amount Representing Interest       7,520           ======
                                             ------
     PRESENT VALUE OF FUTURE MINIMUM
       CAPITAL LEASE PAYMENTS              $ 61,112
                                             ======
                                      II-28
                                 PARADISE, INC.
                                AND SUBSIDIARIES
                                ================

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2006, 2005 AND 2004
                        --------------------------------


NOTE 9:  ACCRUED EXPENSES

                                         2006         2005           2004
                                        ------       ------         ------

Accrued Payroll and Bonuses         $   276,527   $   137,968     $ 164,350
Accrued Brokerage Payable               315,520       290,174       239,176
Accrued Pension Cost (Note 10)          446,717       168,686       195,371
Other Accrued Expenses                   74,320        62,938        13,421
Coupon Reimbursement                     87,500        67,501        70,000
Accrued Credit Due to Customers         457,596       566,504       193,195
Accrued Insurance Payable               158,056        98,156       109,221
Accrued Deferred Compensation           156,194
                                      ---------     ---------       -------
TOTAL                               $ 1,972,430   $ 1,391,927     $ 984,734
                                      =========     =========       =======

NOTE 10:  RETIREMENT PLAN

The Company and its subsidiaries have a defined benefit pension plan covering all employees who become eligible for participation in the plan on the semiannual date following one year of service (1,000 hours worked) and the attainment of age 21. The total pension cost for 2006, 2005 and 2004 was $184,457, $207,660 and $185,194, respectively, which includes amortization of past service cost over 10 years. The Company makes annual contributions to fund the plan equal to the amounts deductible for Federal Income Tax purposes. The benefit formula being used is known as the frozen initial liability cost method. The plan's assets consist of fixed income assets, whole life insurance contracts and mutual funds.

The Company elected to freeze the pension plan benefit accruals effective November 30, 2006, provide 100% vesting for all active participants as of November 30, 2006 and terminate the pension plan effective December 31, 2006. The Company has filed with the appropriate regulators and will terminate the plan in 2007 once approvals have been given. The Company has treated the action as a curtailment as no further benefits will accrue after November 30, 2006.











                                    II-29
                               PARADISE, INC.
                             AND SUBSIDIARIES
                             ================

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 2006, 2005 AND 2004
                      --------------------------------


NOTE 10:  RETIREMENT PLAN (CONTINUED)

The following table sets forth the changes in benefit obligations, changes in plan assets and the reconciliation of funded status for 2006, 2005 and 2004:

                                      2006           2005           2004
                                     ------         ------         ------
Change in Benefit Obligation:
Benefit Obligation at Beginning
 of Year                          $ 3,764,387    $ 3,475,312    $ 3,274,584
Service Cost                          183,899        174,942        171,208
Interest Cost                         193,955        182,081        178,444
Actuarial Loss                      1,126,955        120,167        105,418
Benefits Paid                     (   111,278 )  (   188,115 )  (   254,342 )
Effect of Curtailment             ( 1,567,551 )
                                    ---------      ---------      ---------

Benefit Obligation at End of Year   3,590,367      3,764,387      3,475,312
                                    ---------      ---------      ---------
Change in Plan Assets:
Fair Value of Plan Assets at
 Beginning of Year                  2,931,132      2,695,393      2,602,907
Actual Return on Plan Assets          277,396        216,191        209,450
Employer Contributions                 46,400        207,663        137,378
Benefits Paid                     (   111,278 )  (   188,115 )  (   254,342 )
                                    ---------      ---------      ---------
Fair Value of Plan Assets at
 End of Year                        3,143,650      2,931,132      2,695,393
                                    ---------      ---------      ---------

Funded Status at end of year
(Underfunded)                     (   446,717 )
                                    ---------      ---------      ---------

Amounts recognized in Statement
 of Financial Position
  Current Deferred Income Tax
   Assets                             160,818          N/A            N/A
  Current Liabilities             (   446,717 )        N/A            N/A
                                    ---------          ---            ---

Accumulated Other Comprehensive
 Income, Net of Current Deferred
 Income Tax Assets                    285,899          N/A            N/A
                                    ---------          ---            ---


                                   II-30
                               PARADISE, INC.
                             AND SUBSIDIARIES
                             ================

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 2006, 2005 AND 2004
                      --------------------------------


NOTE 10:  RETIREMENT PLAN (CONTINUED)

                                              2006      2005     2004
                                              ----      ----     ----

Weighted-average assumptions used to
determine benefit obligations
Discount rate                                 4.69%     5.25%     N/A
Rate of compensation increase                 3.96%     4.01%     N/A


The 12/31/2006 amounts include the effect of the plan curtailment.

The items marked N/A are new this year due to the application of SFAS 158. Retrospective application is not required.

The Components of Net Periodic Benefit Cost and Other Changes Recognized in Other Comprehensive Income (OCI) for 2006, 2005 and 2004 included the following components:

                                           2006         2005        2004
                                           ----         ----        ----
Components of net periodic benefit cost
Service Cost                           $  183,899   $  174,942  $  171,208
Interest Cost                             193,955      182,081     178,444
Expected Return on Plan Assets          ( 192,546 )  ( 172,303 ) ( 159,140 )
Amortization of net loss                   29,383       27,746      26,673
Amortization of Prior Service
  (Credit)                              (  31,488 )  (  31,488 ) (  31,991 )
Effect of Curtailment                   (  12,709 )
                                          -------      -------     -------

Net Periodic Benefit Cost              $  170,494   $  180,978  $  185,194
                                          =======      =======     =======

                                          2006           2005       2004
                                          ----           ----       ----

Other Changes Recognized in OCI
Net loss                              $  1,042,105        N/A        N/A
Amortization of Net Gain               (    29,383 )      N/A        N/A
Amortization of Prior Service
 Cost                                       31,488        N/A        N/A
Amount Recognized Due to Curtailment   ( 1,554,842 )      N/A        N/A
                                         ---------        ---        ---


                                    II-31
                               PARADISE, INC.
                             AND SUBSIDIARIES
                             ================

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 2006, 2005 AND 2004
                      --------------------------------

NOTE 10:  RETIREMENT PLAN (CONTINUED)

                                           2006          2005       2004
                                           ----          ----       ----

Total Recognized in Other
 Comprehensive Income (Loss)           (   510,632 )      N/A        N/A
Deferred Income Tax Expense                183,827        N/A        N/A
                                         ---------        ---        ---

Net Amount Recognized in Other
 Comprehensive Income (Loss)          $(   326,805 )      N/A        N/A
                                         =========        ===        ===

Total Recognized in Net Periodic
  Benefit Cost and OCI Gain           $(   156,311 )      N/A        N/A
                                         =========        ===        ===


Weighted-Average Assumptions Used to
Determine Net Periodic Benefit Cost
Discount Rate                                5.25%        5.50%      5.50%
Expected Long-Term Return on Plan Assets     6.50%        6.50%      6.50%
Rate of Compensation Increase                4.01%        4.01%      4.01%


Basis used to determine expected long-term return on plan assets
----------------------------------------------------------------
Historical and future expected returns of multiple asset classes were analyzed to develop a risk-free real rate of return and risk premiums for each asset class. The overall rate for each asset class was developed by combining a long-term inflation component, the risk-free real rate of return, and the associated risk premium. A weighted average rate was developed based on those overall rates and the target asset allocation of the plan.

                                       2006            2005            2004
                                      ------          ------          ------

Comparison of Obligations to
 Plan Assets:
  Projected benefit obligation      $ 3,590,367   $  3,764,387    $  3,475,312
  Accumulated benefit obligation      3,590,367      2,896,637       2,600,345
  Fair value of plan assets at
   measurement date                   3,102,650      2,931,132       2,695,393



                                   II-32
                               PARADISE, INC.
                             AND SUBSIDIARIES
                             ================

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 2006, 2005 AND 2004
                      --------------------------------


NOTE 10:  RETIREMENT PLAN (CONTINUED)

                                       2006            2005           2004
                                      ------          ------         ------

Plan Assets by Category:
 Cash and cash equivalents              100%              0%             0%
 Equity securities                        0%             48%            44%
 Debt securities                          0%             13%            13%
 Real estate                              0%              0%             0%
 Uncategorized - Whole Life
  Insurance Contract                      0%             39%            43%
                                        ---             ---            ---

   Total                                100%            100%           100%
                                        ===             ===            ===

Description of investment policies
----------------------------------

Prior to 2006, the assets of the Plan were allocated in a diversified portfolio of investments. The portfolio was primarily invested in mutual funds with a significant portion of the Plan's assets allocated to the cash value of life insurance contracts. With government approval to terminate the Plan expected to take between 12-18 months, Paradise, Inc.'s Board of Directors authorized the transfer of its pension plan investments to a certificate of deposit and money market account. This investment strategy is conservative and is solely designed for the protection of the Plan's assets during this termination period.


Estimated future contributions
------------------------------

In 2007, the Company expects to make $178,379 of contributions directly to pension plan assets. The Company does not expect to make any further contributions due to the planned termination of the pension plan.










                                   II-33

                              PARADISE, INC.
                             AND SUBSIDIARIES
                             ================

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 2006, 2005 AND 2004
                      --------------------------------


NOTE 10:  RETIREMENT PLAN (CONTINUED)

Estimated future benefit payments
---------------------------------

The following benefit payments are expected to be paid over the next 10 fiscal years ending:

                              2007           $ 3,590,000
                              2008                     0
                              2009                     0
                              2010                     0
                              2011                     0
                      Years 2012-2016                  0

These amounts are based on current data and assumptions and reflect expected future service, as appropriate.

                  Net Periodic Benefit Cost for Upcoming Year
                  -------------------------------------------

                                                                 2007
                                                                 ----

Components of net periodic benefit cost:
  Interest cost                                               $  84,194
  Expected return on plan assets                               ( 78,066 )
                                                                 ------

  Net periodic benefit cost                                   $   6,128
                                                                 ======

Weighted-average assumptions used to determine
 net periodic benefit cost:
  Discount rate                                                    4.69%
  Expected long-term rate of return                                5.50%
  Rate of compensation increase                                     N/A









                                   II-34


                              PARADISE, INC.
                             AND SUBSIDIARIES
                             ================

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 2006, 2005 AND 2004
                      --------------------------------


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


NOTE 11:  PROVISION FOR FEDERAL AND STATE INCOME TAXES

The provisions for income taxes are comprised of the following amounts:

                                       2006            2005           2004
                                      ------          ------         ------
CURRENT:
Federal                            $  299,837      $  372,490     $ ( 20,485 )
State                                  51,035          47,260
                                      -------          ------         ------
                                      350,872         419,750       ( 20,485 )
                                      -------         -------         ------
DEFERRED:
Federal                             ( 104,530 )     (   2,328 )       56,090
State                               (  17,893 )     (     399 )        9,602
                                      -------          ------         ------
                                    ( 122,422 )     (   2,727 )       65,692
                                      -------          ------         ------
TOTAL PROVISION FOR
INCOME TAXES                       $  228,449      $  417,023     $   45,207
                                      =======         =======         ======










                                   II-35
                              PARADISE, INC.
                             AND SUBSIDIARIES
                             ================

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 2006, 2005 AND 2004
                      --------------------------------

NOTE 11:  PROVISION FOR FEDERAL AND STATE INCOME TAXES (CONTINUED)

A reconciliation of the differences between the tax provisions attributable to income from continuing operations and the tax provision at statutory Federal income tax rate follows:

                                      2006            2005           2004
                                     ------          ------         ------
Income Taxes Computed at
 Statutory Rate                    $ 206,576       $ 331,093      $  40,685
State Income Tax, Net of Federal
 Income Tax Benefit                   21,873          32,313          6,337
Other, Net                                            53,617       (  1,815 )
                                     -------         -------         ------

PROVISION FOR INCOME TAXES         $ 228,449       $ 417,023      $  45,207
                                     =======         =======         ======


NOTE 12:  EARNINGS PER COMMON SHARE

Basic and diluted earnings per common share are based on the weighted average number of shares outstanding and assumed to be outstanding during the year (519,350 shares in 2006, 2005 and 2004 for basic) and (519,350 shares in 2006,
2005 and 2004 for diluted).


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


                                   II-36
                              PARADISE, INC.
                             AND SUBSIDIARIES
                             ================

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 2006, 2005 AND 2004
                      --------------------------------

NOTE 13:  BUSINESS SEGMENT DATA (CONTINUED)

                                  YEAR              YEAR             YEAR
                                  ENDED             ENDED            ENDED
NET SALES IN EACH SEGMENT         2006              2005             2004
                                 ------            ------           ------
Candied Fruit:
Sales to Unaffiliated
 Customers                   $ 18,225,869      $ 16,906,637     $ 15,939,808

Molded Plastics:
Sales to Unaffiliated
 Customers                      7,846,280         8,045,187        6,823,876
                               ----------        ----------       ----------

NET SALES                    $ 26,072,149      $ 24,951,824     $ 22,763,864
                               ==========        ==========       ==========

                                  YEAR              YEAR             YEAR
                                  ENDED             ENDED            ENDED
                                  2006              2005             2004
                                 ------            ------           ------
THE OPERATING PROFIT OF
EACH SEGMENT IS LISTED BELOW

Candied Fruit                 $ 4,543,910       $ 3,538,725      $ 3,173,166
Molded Plastics                 1,484,029         2,097,688        1,636,567
                                ---------         ---------        ---------

OPERATING PROFIT OF SEGMENTS    6,027,939         5,636,413        4,809,733

General Corporate Expenses,
 Net                          ( 5,214,970 )     ( 5,215,794 )    ( 4,595,087 )
Interest Expense              (   246,448 )     (   189,218 )    (   139,807 )
Other Income                       41,842           742,402           44,823
                                ---------         ---------        ---------
INCOME BEFORE PROVISION FOR
INCOME TAXES                  $   608,363       $   973,803      $   119,662
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




                                   II-37
                               PARADISE, INC.
                             AND SUBSIDIARIES
                             ================

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 2006, 2005 AND 2004
                      --------------------------------

NOTE 13:  BUSINESS SEGMENT DATA (CONTINUED)

                                  YEAR              YEAR             YEAR
                                  ENDED             ENDED            ENDED
                                  2006              2005             2004
                                 ------            ------           ------
IDENTIFIABLE ASSETS OF EACH
SEGMENT ARE LISTED BELOW

Candied Fruit                $  7,422,446      $  7,907,087     $  6,970,061
Molded Plastics                 6,067,845         5,508,452        5,029,726
                               ----------        ----------       ----------

Identifiable Assets            13,490,291        13,415,539       11,999,787
General Corporate Assets        7,773,378         6,161,647        6,275,793
                               ----------        ----------       ----------

TOTAL ASSETS                 $ 21,263,669      $ 19,577,186     $ 18,275,580
                               ==========        ==========       ==========

Included in the Identifiable Assets of the Molded Plastics Segment is goodwill totaling $413,280 at December 31, 2006 and 2005.

Identifiable assets by segment are those assets that are principally used in the operations of each segment. General corporate assets are principally cash, land and buildings, and investments.

                                   YEAR              YEAR             YEAR
                                   ENDED             ENDED            ENDED
                                   2006              2005             2004
                                  ------            ------           ------
DEPRECIATION AND
AMORTIZATION EXPENSE OF
EACH SEGMENT ARE LISTED BELOW

Candied Fruit                   $ 444,445         $ 460,945        $ 377,403
Molded Plastics                   312,396           248,672          264,431
                                  -------           -------          -------
Segment Depreciation and
  Amortization Expense            756,841           709,617          641,834
General Corporate Depreciation
  and Amortization Expense        153,635           147,089          167,578
                                  -------           -------          -------
TOTAL DEPRECIATION AND
AMORTIZATION EXPENSE            $ 910,476         $ 856,706        $ 809,412
                                  =======           =======          =======

                                   II-38
                               PARADISE, INC.
                             AND SUBSIDIARIES
                             ================

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 2006, 2005 AND 2004
                      --------------------------------

NOTE 13:  BUSINESS SEGMENT DATA (CONTINUED)

                                   YEAR             YEAR            YEAR
                                   ENDED            ENDED           ENDED
                                   2006             2005            2004
                                  ------           ------          ------
CAPITAL EXPENDITURES OF
EACH SEGMENT ARE LISTED BELOW

Candied Fruit                   $ 412,814       $   397,436      $ 173,450
Molded Plastics                   343,284           739,703        431,920
                                  -------         ---------        -------

Segment Capital Expenditures      756,098         1,137,139        605,370
General Corporate Capital
 Expenditures                      36,554            78,088        113,143
                                  -------         ---------        -------

TOTAL CAPITAL EXPENDITURES      $ 792,652       $ 1,215,227      $ 718,513
                                  =======         =========        =======

The Company conducts operations only within the United States. Foreign sales are insignificant; primarily all sales are to domestic companies.

NOTE 14:  MAJOR CUSTOMERS

With the continuing acquisitions, mergers and other consolidations in the supermarket industry, there is increasing concentration of candied fruit buying activity. During 2006, the Company derived nearly 12% of its consolidated revenues from Wal-Mart Stores, Inc. This customer is not affiliated with Paradise, Inc. in any way, and has exclusive use of a Paradise-owned controlled brand. In addition, plastics sales to Aqua Cal, Inc. accounted for 15% of the Company's consolidated revenues. The loss of any of these customers would have a material adverse effect on operating earnings.

NOTE 15:  CONCENTRATION OF CREDIT RISK

Financial instruments which potentially subject the Company to concentration of credit risk consist principally of cash equivalents and unsecured trade receivables. The Company's cash equivalents are maintained with several financial institutions located in Florida. Accounts at each institution are secured by the Federal Deposit Insurance Corporation up to $100,000. Uninsured balances aggregate to $5,170,885 at December 31, 2006. The Company grants credit to customers, substantially all of whom are located in the United States. The Company's ability to collect these receivables is dependent upon economic conditions in the United States and the financial condition of its customers.
                                   II-39
                               PARADISE, INC.
                             AND SUBSIDIARIES
                             ================

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 2006, 2005 AND 2004
                      --------------------------------

NOTE 16:  DEFERRED INCOME TAXES

The Company recognizes deferred tax assets and liabilities for future tax consequences of events that have been previously recognized in the Company's financial statements or tax returns. The measurement of deferred tax assets and liabilities is based on provisions of the enacted tax law; the effects of future changes in tax laws or rates are not anticipated.

Significant components of the Company's deferred tax assets and liabilities at December 31, 2006, 2005 and 2004 were:

                                         2006            2005         2004
                                        ------          ------       ------
Deferred Tax Assets resulting from:
 Inventory Valuation                  $  105,075      $  97,019   $  148,739
 Allowance for Sales Returns
  and Related Provision for
  Return of Finished Goods                55,316         54,563       56,821
 Contribution and Loss Carryforwards                                  39,625
 Unrealized Loss on Investments           11,201         24,350       32,785
 Deferred Compensation Liability          58,776
 Retirement Plan Unfunded Liability      160,818
                                         -------        -------      -------
  Total Deferred Tax Assets              391,186        175,932      277,970
                                         -------        -------      -------

Deferred Tax Liabilities resulting from:
  Tax over Book Depreciation             352,595       431,784       536,548
                                         -------       -------       -------
Total Deferred Tax Liabilities           352,595       431,784       536,548
                                         -------       -------       -------

Net Deferred Tax (Asset) Liability    $(  38,591 )   $ 225,852    $  258,578
                                         =======       =======       =======
The Net Deferred Tax (Asset)
 Liability is reflected in the
 Balance Sheet under these captions:
  Deferred Income Tax Asset           $( 391,186 )  $( 175,932 )  $( 277,970 )
  Deferred Income Tax Liability          352,595       431,784       536,548
                                         -------       -------       -------

                                      $(  38,591 )  $  225,852    $  258,578
                                         =======       =======       =======




                                      II-40
                              PARADISE, INC.
                             AND SUBSIDIARIES
                             ================

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 2006, 2005 AND 2004
                      --------------------------------


NOTE 17:	  ACQUISITION

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












                                   II-41

                              PARADISE, INC.
                             AND SUBSIDIARIES
                             ================

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 2006, 2005 AND 2004
                      --------------------------------


NOTE 17:	  ACQUISITION (CONTINUED)

The following (unaudited)pro forma consolidated results of operations have been prepared as if the acquisition of Mastercraft Products Corporation had occurred at January 1, 2003:

                                                   2004
                                                   ----

Net Sales                                      $ 23,060,262

Net Income                                           91,656

Net Income per Share - Basic                         $  .18

Net Income per Share - Diluted                       $  .18

The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results.


NOTE 18:  CUSTOMER LIST AND NON-COMPETE AGREEMENT

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




                                     II-42

                              PARADISE, INC.
                             AND SUBSIDIARIES
                             ================

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 2006, 2005 AND 2004
                      --------------------------------


NOTE 18:  CUSTOMER LIST AND NON-COMPETE AGREEMENT (CONTINUED)

The purchase price was allocated based on fair value as follows:

    Inventories                                 $   246,000
    Customer Base and Non-Compete Agreement       1,258,850
                                                  ---------

                                                $ 1,504,850
                                                  =========


NOTE 19:  	SUBSEQUENT EVENT

On March 8, 2007, the Company declared a regular dividend of $.10 per share to stockholders of record at April 13, 2007.






























                                    II-43
Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                   None


Item 8A.  Controls and Procedures


The Company's Chief Executive Officer and Chief Financial Officer have conducted an evaluation of the Company's disclosure controls and procedures as of December 31, 2006. Based on their evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable Securities and Exchange Commission rules and forms. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the most recent evaluation of these controls by the Company's Chief Executive Officer and Chief Financial Officer. No significant deficiencies or material weaknesses in the Company's internal controls were identified therefore no corrective actions were taken.

































                                    II-44
PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16 (a) of the Exchange Act

                    Directors of the Registrant
                    ---------------------------

Melvin S. Gordon -           CEO and Chairman of the Registrant, 73 years old.
                             Term of office will expire at next stockholders' meeting. Officer with Registrant past 42 years.

Eugene L. Weiner -           Vice-President of the Registrant, 75 years old.
                             Term of office will expire at next stockholders' meeting. Officer with Registrant past 41 years.
                             (See note on page III-2)

Randy S. Gordon -            President of the Registrant, 51 years old. Term
                             of office will expire at next stockholders' meeting. Employee or officer of Registrant past
                             28 years.

Tracy W. Schulis -           Senior Vice-President and Secretary of the
                             Registrant, 49 years old. Term of office will expire at next stockholders' meeting. Employee or officer of Registrant past 27 years.

Mark H. Gordon -             Executive Vice-President of the Registrant, 44
                             years old. Term of office will expire at next stockholders' meeting. Employee or Officer of Registrant past 21 years.

                    Executive Officers of the Registrant
                    ------------------------------------

Melvin S. Gordon -           CEO and Chairman, 73 years old.  Term of office
                             will expire at next annual directors' meeting.
                             Officer with Registrant past 42 years.

Eugene L. Weiner -           Vice-President, 75 years old.  Term of office
                             will expire at next annual directors' meeting.
                             Officer with Registrant past 41 years.

Randy S. Gordon -            President, 51 years old.  Term of office will
                             expire at next annual directors' meeting.
                             Employee or officer of Registrant past 28 years.

Tracy W. Schulis -           Senior Vice-President and Secretary, 49 years
                             old.  Term of office will expire at next annual
                             directors' meeting.   Employee or officer of
                             Registrant past 27 years.

Mark H. Gordon -             Executive Vice-President, 44 years old.  Term of
                             office will expire at next annual directors' meeting. Employee or Officer of Registrant past
                             21 years.
                                       III-1
Item 9.  Directors and Executive Officers of the Registrant (Continued)


Jack M. Laskowitz -          CFO and Treasurer, 50 years old.  Term of office
                             will expire at annual directors' meeting.
                             Employee or officer with Registrant past 6 years.


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











III-2
Item 10.  Executive Compensation

(a) and (b)  The following summary compensation table sets forth all remuneration paid or accrued by the Company and its subsidiaries for the years ended December 31, 2006, 2005 and 2004 to its Chief Executive Officer and the four other highest paid executive officers whose total remuneration exceeded $100,000.

                             COMPENSATION
                             ------------
NAME AND PRINCIPAL                                           BENEFITS UPON
    POSITION             YEAR    SALARY (1)    BONUS       RETIREMENT (2) (3)
--------------------     ----    ----------   -------     -------------------
Melvin S. Gordon,
 Chief Exec. Officer     2006    $ 353,226   $ 65,000
                         2005      353,478     65,000            (4)
                         2004      352,891     10,000

Randy S. Gordon,
 President               2006      213,846     49,257         $ 44,977
                         2005      206,814     49,257           72,000
                         2004      206,433     10,000           72,000

Tracy W. Schulis,
 Senior Vice-President
  and Secretary          2006      212,420     49,257           42,633
                         2005      206,516     49,257           72,000
                         2004      206,701     10,000           72,000

Mark H. Gordon,
 Executive Vice-
  President              2006      212,964     49,257           33,888
                         2005      205,858     49,257           72,000
                         2004      205,818     10,000           72,000

Jack M. Laskowitz,
 Chief Financial Officer 2006      111,804     13,800            5,419
                         2005      104,079     12,000           22,217
                         2004       98,672      2,000           21,877

       NOTES TO THE ABOVE TABLE
       ------------------------

1. Includes personal use of Company automobiles and PS-58 costs.

2. The amounts at December 31, 2006 were calculated based on the retirement plan being frozen on November 30, 2006 pursuant to the Company's curtailment of plan benefits in connection with actions taken to terminate the plan in 2007 as soon as regulatory approval is received. The prior year amounts were computed actuarially according to the Retirement Plan of the Company assuming certain facts as follows: a) that the participant remains in the service of the Company until his normal retirement date at age 65; b) that the participant's earnings increase 4.50% annually during the remainder of his service until retirement age subject to the maximum annual compensation limits established by law; and c) that the plan be continued without substantial modification.
                                    III-3
Item 10.  Executive Compensation (Continued)

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

             Not applicable

(e)  Long-Term Incentive Plan Awards Table
     -------------------------------------

             Not Applicable


Item 11.  Security Ownership of Certain Beneficial Owners and Management

(a) The following table sets forth as of December 31, 2006, information concerning the beneficial ownership of the common stock of the Company by the persons who own, are known by the company to own, or who the Company has been advised have filed with the S.E.C. declarations of beneficial ownership, of more than 5% of the outstanding common stock.






























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

      Exhibit (31.2) - Certification of Chief Financial Officer pursuant to
                       Rule 13a-14(a) (filed herewith)

      Exhibit (32.1) - Certification of Chief Executive Officer pursuant to
                       18 U.S.C. Section 1350 (filed herewith)

      Exhibit (32.2) - Certification of Chief Financial Officer pursuant to
                       18 U.S.C. Section 1350 (filed herewith)


(b)    Reports on Form 8-K
       -------------------

       No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 2006.
















                                    III-6
Item 14.  Principal Accountant Fees and Services
          --------------------------------------

Audit Fees
----------

The aggregate fees billed for professional services rendered by Bella, Hermida, Gillman, Hancock & Mueller for the audit of the Company's annual financial statements and review of financial statements included in the Company's Forms 10-QSB for fiscal years 2006 and 2005 were $97,350 and $96,450, respectively. At the time of this filing, not all audit fees had been billed for the 2006 fiscal year.

Audit-Related Fees
------------------

The aggregate fees billed in fiscal years 2006 and 2005 for assurance and related services by Bella, Hermida, Gillman, Hancock & Mueller that were reasonably related to the performance of the audit or review of the Company's financial statements were $-0- and $5,500, respectively. The nature of those services was employee benefit plan audits, due diligence related to potential acquisitions, and accounting consultations in connection with potential acquisitions.

Tax Fees
--------

The aggregate fees billed in fiscal years 2006 and 2005 for professional services rendered by Bella, Hermida, Gillman, Hancock & Mueller for tax compliance, tax advice and tax planning were $33,000 and $19,500, respectively. The nature of those services involved the preparation of federal, state and local tax returns, tax payment-planning services and preparation of employee benefit plan tax forms.

All Other Fees
--------------

No fees were billed in fiscal years 2006 and 2005 for professional services rendered by Bella, Hermida, Gillman, Hancock & Mueller for other products or services.

The Company has not formally designated an audit committee and as a result, the entire board of directors performs the duties of an audit committee. It's the Board's policy to pre-approve all services provided by Bella, Hermida, Gillman, Hancock & Mueller effective as of May 30, 2006. Since all services provided by the principal accountant are pre-approved, the Company does not rely on pre-approval policies and procedures.









                                    III-7

                              SIGNATURES
                              ----------

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



March 30, 2007                                       PARADISE, INC.
--------------
Date
                                                     /s/ Melvin S. Gordon
                                                     --------------------
                                                     Melvin S. Gordon
                                                     CEO and Chairman


In accordance with the Exchange Act this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.



/s/ Melvin S. Gordon          CEO, Chairman               March 30, 2007
----------------------         and Director               --------------
 Melvin S. Gordon                                         Date


/s/ Eugene L. Weiner          Vice-President              March 30, 2007
----------------------         and Director               --------------
 Eugene L. Weiner                                         Date


/s/ Randy S. Gordon           President and Director      March 30, 2007
----------------------                                    --------------
 Randy S. Gordon                                          Date


/s/ Tracy W. Schulis          Senior Vice-President,      March 30, 2007
----------------------         Secretary and Director     --------------
 Tracy W. Schulis                                         Date


/s/ Mark H. Gordon            Executive Vice-President    March 30, 2007
----------------------         and Director               --------------
 Mark H. Gordon                                           Date


/s/ Jack M. Laskowitz         CFO and Treasurer           March 30, 2007
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



March 30, 2007                                       PARADISE, INC.
--------------
Date

                                                     --------------------
                                                     Melvin S. Gordon
                                                     CEO and Chairman


In accordance with the Exchange Act this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.



                              CEO, Chairman               March 30, 2007
----------------------         and Director               --------------
 Melvin S. Gordon                                         Date


                              Vice-President              March 30, 2007
----------------------         and Director               --------------
 Eugene L. Weiner                                         Date


                              President and Director      March 30, 2007
----------------------                                    --------------
 Randy S. Gordon                                          Date


                              Senior Vice-President,      March 30, 2007
----------------------         Secretary and Director     --------------
 Tracy W. Schulis                                         Date


                              Executive Vice-President    March 30, 2007
----------------------         and Director               --------------
 Mark H. Gordon                                           Date


                              CFO and Treasurer           March 30, 2007
----------------------                                    --------------
 Jack M. Laskowitz                                        Date



                                  III-8