Form 10QSB
period 2007-03-31
PARADISE INC
filed 2007-05-14
CIK 76149

FORM 10 - QSB

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


(X) Quarterly report pursuant to section 13 or 15(d) of the Securities Act of 1934.

        For the quarterly period ended March 31, 2007

                            or

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

Yes X ;    No
   ---       ---

Indicate by check mark whether the registration is a shell company (as defined In Rule 125-2 of the Exchange Act)

Yes;    No X
   ---    ---

The number of shares outstanding of each of the issuer's classes of common
Stock:

          Class                          Outstanding as of March 31,
          -----                          ---------------------------
                                          2007               2006
                                          ----               ----
       Common Stock
      $0.30 Par Value                519,350 Shares      519,350 Shares

Transitional Small Business Disclosure Format (Check One):
Yes;    No X
   ---    ---





PARADISE, INC.                   COMMISSION FILE NO. 0-3026

PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements

                   PARADISE, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS
                             (UNAUDITED)
                  ---------------------------------

                                        AS OF MARCH 31,
                                       ---------------
                                      2007           2006
                                      ----           ----
ASSETS
------

CURRENT ASSETS:
 Cash and Unrestricted
  Demand Deposits                 $ 1,676,144    $ 2,051,542
 Accounts and Notes
  Receivable, Less
  Allowances of $-0-
  (2007 and 2006)                   1,730,068      1,319,551
 Inventories:
  Raw Materials                     2,789,009      2,357,771
  Work in Process                       6,259         55,282
  Finished Goods                    4,953,386      4,989,977
 Deferred Income Tax                  391,185        175,932
 Income Tax Refund
  Receivable                           15,235         45,107
 Prepaid Expenses and Other
  Current Assets                      322,419        309,125
                                   ----------     ----------

   TOTAL CURRENT ASSETS            11,883,705     11,304,287

 Property, Plant and Equipment,
  Less Accumulated Depreciation
  of $15,672,101 (2007) and
  $14,892,966 (2006)                5,820,503      6,140,817
 Goodwill                             413,280        413,280
 Customer Base and Non-Compete
  Agreement                         1,195,057
 Other Assets                         363,338        451,934
                                   ----------     ----------

TOTAL ASSETS                     $ 19,675,883   $ 18,310,318
                                   ==========     ==========










See Accompanying Notes to these Consolidated Financial Statements (Unaudited)


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

                                        AS OF MARCH 31,
                                       ---------------
                                      2007           2006
                                      ----           ----

CURRENT LIABILITIES:
 Notes and Trade Acceptances
  Payable                        $    226,379   $    386,487
 Current Portion of Long-Term
  Debt                                613,978        199,244
 Accounts Payable                   1,129,414        773,214
 Accrued Liabilities                1,052,690        512,941
                                    ---------      ---------

   TOTAL CURRENT LIABILITIES        3,022,461      1,871,886


LONG-TERM DEBT, NET OF CURRENT
 PORTION                              807,499        565,285

DEFERRED INCOME TAX LIABILITY         352,595        431,784
                                    ---------      ---------

   TOTAL LIABILITIES                4,182,555      2,868,955
                                    ---------      ---------

STOCKHOLDERS' EQUITY:
 Common Stock: $.30 Par Value,
   2,000,000 Shares Authorized,
   583,094 Shares Issued,
   519,350 Shares Outstanding         174,928        174,928
 Capital in Excess of Par Value     1,288,793      1,288,793
 Retained Earnings                 14,622,193     14,292,699
 Unrealized Holding Gain (Loss)
  on Securities                   (   315,667 )  (    38,138 )
 Treasury Stock, at Cost,
  63,744 Shares                   (   276,919 )  (   276,919 )
                                   ----------     ----------

   Total Stockholders' Equity      15,493,328     15,441,363
                                   ----------     ----------
TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY            $ 19,675,883   $ 18,310,318
                                   ==========     ==========












See Accompanying Notes to these Consolidated Financial Statements (Unaudited)


                       PARADISE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                                (UNAUDITED)
                     -----------------------------------

                               FOR THE THREE MONTHS ENDED
                               --------------------------
                                         MARCH 31
                                         --------
                                   2007            2006
                                   ----            ----

Net Sales                     $  2,865,457    $  2,664,619
                                 ---------       ---------

Costs and Expenses:
 Cost of Goods Sold
  (excluding Depreciation)       2,236,032       2,105,325
 Selling, General and
  Administrative Expense           896,210         870,577
 Depreciation and Amortization     227,223         209,096
 Interest Expense                   26,789          13,353
                                 ---------       ---------

   Total Costs and Expenses      3,386,254       3,198,351
                                 ---------       ---------

Loss from Operations           (   520,797 )   (   533,732 )

Other Income                        41,573          27,025
                                 ---------       ---------
Loss from Operations Before
 Provision for Income Taxes    (   479,224 )   (   506,707 )

Provision for Income Taxes               0               0
                                 ---------       ---------

Net Loss                      $(   479,224 )  $(   506,707 )
                                 =========       =========



Loss per Common Share            $(  .92 )       $(  .97 )
                                    ====            ====

Dividend per Common Share        $(  .10 )       $   .15
                                    ====            ====












See Accompanying Notes to these Consolidated Financial Statements (Unaudited)


                    PARADISE, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (UNAUDITED)
                ---------------------------------------

                                      FOR THE THREE MONTHS ENDED
                                      --------------------------
                                               MARCH 31,
                                               ---------
                                          2007             2006
                                          ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Loss                            $(   479,224 )   $(   506,707 )
 Adjustments to Reconcile Net
  Loss to Net Cash Used in
  Operating Activities:
   Depreciation and Amortization          227,223          209,096
   Decrease (Increase) in:
    Accounts Receivable               ( 1,088,394 )        765,482
    Inventories                       ( 1,315,252 )    ( 1,325,616 )
    Prepaid Expenses                      175,146           17,533
    Other Assets                           14,100           14,073
    Income Tax Receivable             (    15,235 )    (    45,107 )
   Increase (Decrease) in:
    Accounts Payable                       69,378          202,669
    Accrued Expense                   (   919,739 )    (   883,240 )
    Income Taxes Payable              (   305,766 )    (   390,097 )
                                        ---------        ---------
    Net Cash Used in
      Operating Activities            ( 3,637,763 )    ( 1,941,914 )
                                        ---------        ---------

CASH FLOWS FROM INVESTING
 ACTIVITIES:
 Purchase of Property and
  Equipment                           (    47,787 )    (   387,296 )
                                        ---------        ---------

   Net Cash Used in
    Investing Activities              (    47,787 )    (   387,296 )
                                        ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net Proceeds of Short-Term Debt          135,703          375,701
 Principal Payments of Long-Term
  Debt                                (    45,394 )    (    64,833 )
                                        ---------        ---------

   Net Cash Provided by
    Financing Activities                   90,309          310,868
                                        ---------        ---------

   Net Decrease in Cash               ( 3,595,241 )    ( 2,018,342 )


CASH AT BEGINNING OF PERIOD             5,271,385        4,069,884
                                        ---------        ---------

CASH AT END OF PERIOD                $  1,676,144     $  2,051,542
                                        =========        =========


SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for:
    Interest                        $      11,514     $     13,353
                                        =========        =========

  Noncash financing activity:
    Dividends Declared              $      51,935     $     77,903
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

The information furnished herein reflects all adjustments and accruals that management believes is necessary to fairly state the operating results for the respective periods. The notes to the financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company's Form 10-KSB for the year ended December 31, 2006. The Company's management believes that the disclosures are sufficient for interim financial reporting purposes.


Note 2     Net Loss per Share
--------------------------------------

Net loss per share, assuming no dilution, are based on the weighted average number of shares outstanding during the period: 519,350
(2007 and 2006).















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

                                    Three Months         Three Months
                                       Ended                Ended
                                   March 31, 2007       March 31, 2006
                                   --------------       --------------

Net Sales in Each Segment
-------------------------

Fruit:
 Sales to Unaffiliated Customers     $   781,614         $   583,272

Molded Plastics:
 Sales to Unaffiliated Customers       2,083,843           2,081,347
                                       ---------           ---------

Net Sales                            $ 2,865,457         $ 2,664,619
                                       =========           =========


For the three month period ended March 31, 2007 and 2006, sales of frozen strawberry products totaled $242,682 and $167,464, respectively.

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







                                   Three Months         Three Months
                                      Ended                Ended
                                  March 31, 2007       March 31, 2006
                                  --------------       --------------

Identifiable Assets of Each
 Segment are Listed Below
---------------------------

Fruit                              $  8,889,159         $  7,543,651

Molded Plastics                       7,041,233            6,601,365
                                     ----------           ----------

Identifiable Assets                  15,930,392           14,145,016

General Corporate Assets              3,745,491            4,165,302
                                     ----------           ----------

Total Assets                       $ 19,675,883         $ 18,310,318
                                     ==========           ==========


Identifiable assets by segment are those assets that are principally used in the operations of each segment. General corporate assets are principally cash, land and buildings, and investments.


Note 4   Retirement Plan
------------------------

As discussed in the 10-KSB for the year ended December 31, 2006, the Company elected to freeze the pension plan benefit accruals effective November 30, 2006. The Company has filed with the appropriate regulators and will terminate the plan in 2007 once approvals have been given. The Company has treated the action as a curtailment as no further benefits have accrued after November 30, 2006.


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


Overview
--------

Paradise, Inc.'s main business segment, glace' fruit, a prime ingredient of fruitcakes and other holiday confections, represented 70% of total net sales during 2006. These products are sold to manufacturing bakers, institutional users, supermarkets and other retailers throughout the country. Consumer demand for glace' fruit product is traditionally strongest during the Thanksgiving and Christmas season. Almost 80% of glace' fruit product sales are recorded from the eight to ten weeks beginning in mid September.

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

The First Quarter
-----------------

Paradise, Inc.'s fruit segment net sales for the first quarter of 2007 increased 34% compared to the first quarter of 2006. Contributing to this growth was an increase in customer orders received and shipped for bulk glace' fruit products sold to supermarkets and bakeries leading up to and through the Easter holiday season. Additional net sales were realized as Paradise, Inc. received an increase amount of fresh strawberries from a Florida based distributor. For the past several years, Paradise, Inc. has entered into an annual agreement to process fresh strawberries, delivered to the Company's facility, into finished strawberry products on behalf of this distributor. With favorable weather conditions prevailing during the annual spring harvest season, Paradise, Inc. generated net sales of finished strawberry products of $242,682 for the first quarter of 2007 compared to $167,464 for the similar period of 2006.

Paradise Plastics, Inc.'s net sales to unaffiliated customers, during the first quarter of 2007 remained consistent with the prior year's reporting period. Plastics segment net sales for the three months ended March 31, 2007 were $2,083,843 compared to $2,081,347 as of March 31,
2006. This segment which has experienced cumulative growth of more than 80% over the past five years has seen a decrease in re-orders for certain manufactured parts due to the recent slow down within the housing industry. Management continues to aggressively seek new plastics customers and is confident that the successful expansion of its high-tech custom molding business over the past five years will yield positive results moving forward.

Cost of sales as a percentage of net sales decreased 1% for the first quarter of 2007 compared to the prior year's reporting period as the Company benefited from its ability to process additional pounds of fresh strawberries over a fixed level of factory overhead during the first quarter of this year.

Selling, general & administrative expenses for the first quarter of 2007 increased 2.9% compared to the previous year's reporting period.
Increases in professional fees along with rising health insurance premiums paid on behalf of Paradise, Inc. employees were partially offset by savings achieved in consolidating the administrative operations of Mastercraft Products Corporation into Paradise, Inc's. headquarters located in Plant City, Florida during 2006.

Depreciation and amortization expenses increased $18,127 for the first quarter of 2007 compared to the similar period of 2006. The increase is attributable to the commencement of amortization expense associated with the Company's decision to purchase an unrelated entity's inventory and customer list along with the execution of a non-compete agreement. This asset purchase agreement disclosed in previous filings was completed in June 2006 and is being amortized over a ten year period.

Interest expense for the first quarter of 2007 increased $13,436 compared to the prior year's reporting period as Paradise, Inc. accrued interest expense in accordance with the financial terms of the above mentioned asset purchase agreement. Furthermore, with no borrowings on the Company's revolving short-term working capital loan during the first quarter of 2007, interest expense continued to be less than 1% of consolidated net sales.

Summary
-------

Overall, fruit segment net sales increased 34% for the first quarter of 2007 compared to the similar reporting period of 2006 as increased customer demand for the sale of various bulk glace' fruit items and strawberry products were realized. Plastics segment sales for the current quarter remained consistent with the prior reporting period as the slow down in the housing market led to reduced demand for re-orders of several products specifically related to this industry. However, with less than 5% of fruit segment net sales earned as of March 31, 2007 no reasonable estimate of a full year's operating performance can be projected at this time.

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


                  PARADISE, INC.
                  A Florida Corporation

                  /s/ Melvin S. Gordon              Date:  May 14, 2007
                  -----------------------------
                  Melvin S. Gordon
                  Chief Executive Officer and Chairman



                  /s/ Jack M. Laskowitz             Date:  May 14, 2007
                  ------------------------------
                  Jack M. Laskowitz
                  Chief Financial Officer and Treasurer