Form 10QSB
period 2007-06-30
PARADISE INC
filed 2007-08-14
CIK 76149

FORM 10 - QSB

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


(X) Quarterly report pursuant to section 13 or 15(d) of the Securities Act of 1934.

        For the quarterly period ended June 30, 2007

                            or

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

          Class                          Outstanding as of June 30,
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
                  ---------------------------------

                                        AS OF JUNE 30,
                                       ---------------
                                      2007           2006
                                      ----           ----
ASSETS
------

CURRENT ASSETS:
 Cash and Unrestricted
  Demand Deposits                 $    26,188    $    21,319
 Accounts and Notes
  Receivable, Less
  Allowances of $-0-
  (2007 and 2006)                     933,673      1,189,760
 Inventories:
  Raw Materials                     3,580,637      4,410,421
  Work in Process                     534,508        341,485
  Finished Goods                    8,420,041      8,640,902
 Deferred Income Tax Asset            391,185        175,932
 Income Tax Refund
  Receivable                                          29,653
 Prepaid Expenses and Other
  Current Assets                      723,354        717,527
                                   ----------     ----------

   TOTAL CURRENT ASSETS            14,609,586     15,526,999

 Property, Plant and Equipment,
  Less Accumulated Depreciation
  of $15,847,261 (2007) and
  $15,098,103 (2006)                5,782,457      6,256,501
 Deferred Charges and Other
  Assets                              411,054        395,929
 Goodwill                             413,280        413,280
 Intangible Assets - Net            1,132,115      1,299,000
                                   ----------     ----------

TOTAL ASSETS                     $ 22,348,492   $ 23,891,709
                                   ==========     ==========












See Accompanying Notes to these Consolidated Financial Statements (Unaudited) LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

                                        AS OF JUNE 30,
                                       ---------------
                                      2007           2006
                                      ----           ----

CURRENT LIABILITIES:
 Notes and Trade Acceptances
  Payable                        $  1,362,126   $  2,977,064
 Current Portion of Long-Term
  Debt                                610,679        200,268
 Accounts Payable                   2,611,220      2,594,017
 Accrued Liabilities                1,284,937        996,860
                                    ---------      ---------

   Total Current Liabilities        5,868,962      6,768,209


LONG-TERM DEBT, NET OF CURRENT
 PORTION                              754,405      1,372,541

DEFERRED INCOME TAX LIABILITY         352,595        431,784
                                    ---------      ---------

   Total Liabilities                6,975,962      8,572,534
                                    ---------      ---------

STOCKHOLDERS' EQUITY:
 Common Stock: $.30 Par Value,
   2,000,000 Shares Authorized,
   583,094 Shares Issued,
   519,350 Shares Outstanding         174,928        174,928
 Capital in Excess of Par Value     1,288,793      1,288,793
 Retained Earnings                 14,501,395     14,170,511
 Unrealized Holding Gain (Loss)
  on Securities                   (    29,768 )  (    38,138 )
 Accumulated Other Comprehensive
  Income (Loss)                   (   285,899 )
 Treasury Stock, at Cost,
  63,744 Shares                   (   276,919 )  (   276,919 )
                                   ----------     ----------

   Total Stockholders' Equity      15,372,530     15,319,175
                                   ----------     ----------
TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY            $ 22,348,492   $ 23,891,709
                                   ==========     ==========










See Accompanying Notes to these Consolidated Financial Statements (Unaudited)


                       PARADISE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                                (UNAUDITED)
                     -----------------------------------

                               FOR THE THREE MONTHS ENDED
                               --------------------------
                                         JUNE 30
                                         -------
                                   2007            2006
                                   ----            ----

Net Sales                     $  2,121,437    $  2,372,321
                                 ---------       ---------

Costs and Expenses:
 Cost of Goods Sold
  (excluding Depreciation)       1,194,138       1,334,074
 Selling, General and
  Administrative Expense           817,175         925,642
 Depreciation and Amortization     220,810         219,315
 Interest Expense                   41,463          25,824
                                 ---------       ---------

   Total Costs and Expenses      2,273,586       2,504,855
                                 ---------       ---------

Loss from Operations           (   152,149 )   (   132,534 )

Other Income                        31,712          10,708
                                 ---------       ---------
Loss from Operations Before
 Provision for Income Taxes    (   120,437 )   (   121,826 )

Provision for Income Taxes               0               0
                                 ---------       ---------

Net Loss                      $(   120,437 )  $(   121,826 )
                                 =========       =========



Net Loss per Common Share        $( 0.23 )       $( 0.23 )
                                    ====            ====

















See Accompanying Notes to these Consolidated Financial Statements (Unaudited)
                       PARADISE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                                (UNAUDITED)
                     -----------------------------------

                                FOR THE SIX MONTHS ENDED
                                ------------------------
                                         JUNE 30
                                         -------
                                   2007            2006
                                   ----            ----

Net Sales                     $  4,986,894    $  5,036,940
                                 ---------       ---------

Costs and Expenses:
 Cost of Goods Sold
  (excluding Depreciation)       3,430,170       3,439,399
 Selling, General and
  Administrative Expense         1,713,385       1,796,219
 Depreciation and Amortization     448,033         428,411
 Interest Expense                   68,252          39,177
                                 ---------       ---------

   Total Costs and Expenses      5,659,840       5,703,206
                                 ---------       ---------

Loss from Operations           (   672,946 )   (   666,266 )

Other Income                        73,285          37,733
                                 ---------       ---------
Loss from Operations Before
 Provision for Income Taxes    (   599,661 )   (   628,533 )

Provision for Income Taxes               0               0
                                 ---------       ---------

Net Loss                      $(   599,661 )  $(   628,533 )
                                 =========       =========



Net Loss per Common Share        $( 1.15 )       $( 1.21 )
                                    ====            ====
















See Accompanying Notes to these Consolidated Financial Statements (Unaudited)

                    PARADISE, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (UNAUDITED)
                ---------------------------------------

                                        FOR THE SIX MONTHS ENDED
                                        ------------------------
                                                JUNE 30,
                                                --------
                                          2007             2006
                                          ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Loss                            $(   599,661 )   $(   628,533 )
 Adjustments to Reconcile Net
  Loss to Net Cash Used in
  Operating Activities:
   Depreciation and Amortization          448,033          428,412
   Decrease (Increase) in:
    Accounts Receivable               (   291,999 )        895,273
    Inventories                       ( 6,101,784 )    ( 7,315,395 )
    Prepaid Expenses                  (   225,789 )    (   390,869 )
    Other Assets                           63,748           29,078
    Income Tax Receivable                              (    29,653 )
   Increase (Decrease) in:
    Accounts Payable                    1,551,184        2,023,473
    Accrued Expense                   (   993,258 )    (   711,877 )
                                        ---------        ---------
    Net Cash Used in
      Operating Activities            ( 6,149,526 )    ( 5,700,091 )
                                        ---------        ---------

CASH FLOWS FROM INVESTING
 ACTIVITIES:
 Purchase of Property and
  Equipment                           (   184,897 )    (   694,960 )
 Cash Paid in Connection with
  Acquisition of Customer Base
  and Non-Compete Agreement
  with Unrelated Entity                                (   425,000 )
                                        ---------        ---------

   Net Cash Used in
    Investing Activities              (   184,897 )    ( 1,119,960 )
                                        ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net Proceeds (Repayments) of
  Short-Term Debt                       1,241,585        2,966,279
 Principal Payments of Long-Term
  Debt                                (    99,424 )    (   116,890 )
 Dividends Paid                       (    51,935 )    (    77,903 )
                                        ---------        ---------










   Net Cash Provided by
    Financing Activities                1,089,456        2,771,486
                                        ---------        ---------

   Net Decrease in Cash               ( 5,244,967 )    ( 4,048,565 )


CASH AT BEGINNING OF PERIOD             5,271,385        4,069,884
                                        ---------        ---------

CASH AT END OF PERIOD                $     26,188     $    21,319
                                        =========        =========


SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for:
    Interest                        $      37,702     $     39,177
    Income Tax                            299,837          320,000
                                        ---------        ---------

     Net Supplemental Cash Flows    $     337,539     $    359,177
                                        =========        =========

NONCASH INVESTING AND FINANCING ACTIVITIES:
 Customer List and Non-Compete
  Agreement Acquired in
  Connection with Unrelated
  Entity and Related Note Payable   $                 $    833,850
                                        =========        =========































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

                                     Six Months          Six Months
                                        Ended               Ended
                                    June 30, 2007       June 30, 2006
                                    -------------       -------------

Net Sales in Each Segment
-------------------------

Candied Fruit:
 Sales to Unaffiliated Customers     $ 1,127,417         $   985,949

Molded Plastics:
 Sales to Unaffiliated Customers       3,859,477           4,050,991
                                       ---------           ---------

Net Sales                            $ 4,986,894         $ 5,036,940
                                       =========           =========


For the six month period ended June 30, 2007 and 2006, sales of frozen strawberry products totaled $329,961 and $244,599 respectively.

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







                                    Six Months           Six Months
                                      Ended                 Ended
                                  June 30, 2007         June 30, 2006
                                  -------------         -------------

Identifiable Assets of Each
 Segment are Listed Below
---------------------------

Candied Fruit                      $ 14,506,488         $ 14,661,406

Molded Plastics                       5,144,085            6,728,219
                                     ----------           ----------

Identifiable Assets                  19,650,573           21,389,625

General Corporate Assets              2,697,919            2,502,084
                                     ----------           ----------

Total Assets                       $ 22,348,492         $ 23,891,709
                                     ==========           ==========


Identifiable assets by segment are those assets that are principally used in the operations of each segment. General corporate assets are principally cash, land and buildings, and investments.


Note 4    Retirement Plan
-------------------------

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



Overview
--------

The Company's core business, glace' (candied) fruit, which accounted for approximately 70% of total annual net sales during 2006, is highly seasonal. That is because the products are utilized primarily as ingredients for fruitcakes and other winter holiday confections, and nearly 85% of the annual shipments in that segment of business are made during an eight to ten week period, beginning in early September. However, in order to make timely deliveries during this period of peak demand, Paradise, Inc. must manufacture, package and store products throughout the year, building large inventories, and accruing expenses against which there is little offsetting income. The recording of substantial losses is common well into the fourth quarter, even during the most profitable years. Therefore, it is the opinion of management that only a full year's financial reporting will yield a meaningful measure of the Company's performance.

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


The First Six Months
--------------------

Paradise, Inc.'s fruit segment net sales, which are highly seasonal, increased 14.3% for the first six months of 2007 compared to the similar reporting period of 2006. Positive growth can be attributable to the following two reasons. First, bulk fruit sales orders received and shipped to supermarkets and manufacturing bakers increased by 10.0% compared to the prior year's reporting period. Secondly, frozen strawberry products processed directly for a Central Florida re-seller, for which Paradise, Inc. receives a tolling fee, increased due to favorable weather conditions. Strawberry net sales totaled $329,961 year-to-date compared to $244,599 for the similar reporting period of 2006.

Paradise Plastics, Inc.'s net sales, to unaffiliated customers, for the first six months of 2007 decreased 4.7% compared to the similar reporting period of 2006. This decrease is attributable to the decline to customer re-orders related to the housing market as concerns regarding rising interest rates and the overall strength of the mortgage lending industry continue to persist.

Overall cost of sales, as a percentage of net sales, remained flat during the first six months of 2007 compared to the similar reporting period of 2006 as management was successful in maintaining gross margins on the sale of Paradise Plastics, Inc.'s custom molding products. This has been accomplished as rising energy costs continue to result in higher prices absorbed from the Company's supplier of plastics resins.

Fruit segment cost of sales has been affected by rising energy prices as demand for alternative sources of fuel has led to a steady increase in the price of corn syrup, a key ingredient used during the processing phase of building the Company's glace' fruit inventory. However, with just slightly more than 50% of the production cycle completed as of the date of this filing, it is too early to forecast what impact fluctuating energy prices will have on the fruit segment's cost of sales for 2007.

Selling, general & administrative expenses decreased by $82,834 or 4.6% compared to the similar reporting period of 2006. This decrease was achieved as professional fees incurred for additional computer system safeguards and increased networking capabilities were offset by continued savings received from the relocation of Mastercraft Products Corporation to Plant City, Florida. As mentioned in previous filings, Mastercraft's operations, including all sales and administrative functions, were successfully consolidated into Paradise Plastics, Inc's. operations during the spring of 2006.




Depreciation and amortization expenses increased $19,622 or 4.6% for the first six months of 2007 compared to the similar period of 2006.
The increase is due to the commencement of amortization expense associated with the Company's decision to purchase an unrelated entity's glace' fruit inventory, customer list and a non-compete agreement signed during June, 2006. Disclosure of this information is presented in previous quarterly filings as well as in last year's annual 10-KSB.

Interest expense for the first six months of 2007 increased $29,075 compared to the similar reporting period of 2006 as Paradise, Inc. continued to accrue interest in accordance with the financial terms to purchase the assets disclosed in the above paragraph. Interest expense from short-term borrowings needed to finance the Company's glace' fruit inventory remained at less than 1% of total net sales as of June 30, 2007.


Summary
-------

Paradise Plastics, Inc.'s net sales decreased $191,514 or 4.7% for the first six months of 2007 compared to the similar period of 2006. This decrease is primarily related to a decline in re-orders from existing long-term customers concerned with the recent slowdown in the housing market.

Paradise, Inc.'s fruit segment net sales increased $141,468 or 14.3% compared to the previous year's reporting period primarily as favorable weather conditions allowed for increased production of various strawberry products on behalf of a Central Florida re-seller. However, with more than 95% of anticipated retail glace' fruit net sales for 2007 yet to be realized, no reasonable forecast of operating results can be determined at this time. Only a full year's accounting will determine the Company's overall financial performance.



























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


Item 1.   Legal Proceedings - N/A


Item 2.   Changes in Securities - N/A


Item 3.   Defaults Upon Senior Securities - N/A


Item 4.   Submission of Matters to a Vote of Security Holders

          The annual meeting of the shareholders of Paradise, Inc. was held on May 29, 2007. The purpose of this meeting was to elect five directors to hold office until the next annual meeting of shareholders and to ratify the reappointment of Bella, Hermida, Gillman, Hancock & Mueller as the Company's independent certified public accountants for 2007.

          The results of the election of Directors are as follows:

          Nominee                   Votes for            Votes Withheld
          -------                   ---------            --------------

          Melvin S. Gordon           426,961                 64,154
          Randy S. Gordon            426,973                 64,154
          Tracy W. Schulis           427,973                 63,142
          Mark H. Gordon             452,938                 38,177
          Eugene L. Weiner           437,521                 53,594

          The results of the ratification of Bella, Hermida, Gillman, Hancock & Mueller as the Company's independent accountants for 2007 are as follows:

                   For                 Against                Abstain
                   ---                 -------                -------

                 455,108                9,792                  26,215


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


                  PARADISE, INC.
                  A Florida Corporation

                  /s/ Melvin S. Gordon           Date:  August 14, 2007
                  -----------------------------
                  Melvin S. Gordon
                  Chief Executive Officer and Chairman



                  /s/ Jack M. Laskowitz          Date:  August 14, 2007
                  ------------------------------
                  Jack M. Laskowitz
                  Chief Financial Officer and Treasurer






































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


 Date:  August 14, 2007

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


 Date:  August 14, 2007

 /s/ Jack M. Laskowitz
 -----------------------------------
 Jack M. Laskowitz
 Chief Financial Officer and Treasurer






































                              Exhibit 32.1
                Certification of CEO and CFO Pursuant to
              18 U.S.C. Section 1350 as Adopted Pursuant to
              Section 906 of the Sarbanes-Oxley Act of 2002
              ---------------------------------------------


     In connection with the Quarterly Report of Paradise, Inc. on Form 10-QSB for the period ending June 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Melvin S. Gordon, as Chief Executive Officer of Paradise, Inc., certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:


     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities and Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of Paradise, Inc.



       /s/ Melvin S. Gordon            Date:  August 14, 2007
       -----------------------------
       Melvin S. Gordon
       Chief Executive Officer and Chairman



































                             Exhibit 32.2

                Certification of CEO and CFO Pursuant to
             18 U.S.C. Section 1350 as Adopted Pursuant to
             Section 906 of the Sarbanes-Oxley Act of 2002
             ---------------------------------------------


     In connection with the Quarterly Report of Paradise, Inc. on Form 10-QSB for the period ending June 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jack M. Laskowitz, as Chief Financial Officer of Paradise, Inc., certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:


     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities and Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of Paradise, Inc.



       /s/ Jack M. Laskowitz            Date:  August 14, 2007
       -----------------------------
       Jack M. Laskowitz
       Chief Financial Officer and Treasurer