Form 10QSB
period 2007-09-30
PARADISE INC
filed 2007-11-14
CIK 76149

FORM 10 - QSB

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


(X) Quarterly report pursuant to section 13 or 15(d) of the Securities Act of 1934.

        For the quarterly period ended September 30, 2007

                            or

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

Yes X ;    No
   ---       ---.

The number of shares outstanding of each of the issuer's classes of common stock:

          Class                          Outstanding as of September 30,
          -----                          -------------------------------
                                          2007               2006
                                          ----               ----
       Common Stock
      $0.30 Par Value                519,350 Shares      519,350 Shares


Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).  Yes     No x
                                     ---    ---

Transitional Small Business Disclosure Format (check one): Yes    No x






PARADISE, INC.                   COMMISSION FILE NO. 0-3026

PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements

                   PARADISE, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS
                             (UNAUDITED)
                  ---------------------------------

                                      AS OF SEPTEMBER 30,
                                      -------------------
                                      2007           2006
                                      ----           ----
ASSETS
------

CURRENT ASSETS:
 Cash and Unrestricted
  Demand Deposits                 $    21,175    $    37,156
 Accounts and Notes
  Receivable, Less
  Allowances of $-0-
  (2007 and 2006)                   8,273,985     10,071,287
 Inventories:
  Raw Materials                     2,293,140      2,625,765
  Work in Process                     509,425        386,245
  Finished Goods                    7,491,938      6,335,528
 Deferred Income Tax Asset            391,185        175,932
 Income Tax Refund
  Receivable                           12,353         45,107
 Prepaid Expenses and Other
  Current Assets                      610,367        540,868
                                   ----------     ----------

   TOTAL CURRENT ASSETS            19,603,568     20,217,888

 Property, Plant and Equipment,
  Less Accumulated Depreciation
  of $16,040,329 (2007) and
  $15,320,072 (2006)                5,646,140      6,108,219
 Deferred Charges and Other
  Assets                              414,060        423,216
 Goodwill                             413,280        413,280
 Intangible Assets - Net            1,100,644      1,226,529
                                   ----------     ----------

TOTAL ASSETS                     $ 27,177,692   $ 28,389,132
                                   ==========     ==========










See Accompanying Notes to these Consolidated Financial Statements (Unaudited) LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

                                      AS OF SEPTEMBER 30,
                                      -------------------
                                      2007           2006
                                      ----           ----

CURRENT LIABILITIES:
 Notes and Trade Acceptances
  Payable                        $  4,997,640   $  5,648,402
 Current Portion of Long-Term
  Debt                                608,221        195,908
 Accounts Payable                   2,377,022      2,794,028
 Accrued Liabilities                1,583,959      1,240,465
 Income Taxes Payable                 218,907        305,950
                                   ----------     ----------

   Total Current Liabilities        9,785,749     10,184,753


LONG-TERM DEBT, NET OF CURRENT
 PORTION                              709,994      1,325,705

DEFERRED INCOME TAX LIABILITY         352,595        431,784
                                   ----------     ----------

   Total Liabilities               10,848,338     11,942,242
                                   ----------     ----------

STOCKHOLDERS' EQUITY:
 Common Stock: $.30 Par Value,
   2,000,000 Shares Authorized,
   583,094 Shares Issued,
   519,350 Shares Outstanding         174,928        174,928
 Capital in Excess of Par Value     1,288,793      1,288,793
 Retained Earnings                 15,458,219     15,298,226
 Unrealized Holding Gain (Loss)
  on Securities                   (    29,768 )  (    38,138 )
 Accumulated Other Comprehensive
  Income (Loss)                   (   285,899 )
 Treasury Stock, at Cost,
  63,744 Shares                   (   276,919 )  (   276,919 )
                                   ----------     ----------

   Total Stockholders' Equity      16,329,354     16,446,890
                                   ----------     ----------
TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY            $ 27,177,692   $ 28,389,132
                                   ==========     ==========











See Accompanying Notes to these Consolidated Financial Statements (Unaudited)


                       PARADISE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                                (UNAUDITED)
                     -----------------------------------

                               FOR THE THREE MONTHS ENDED
                               --------------------------
                                       SEPTEMBER 30
                                       ------------
                                   2007            2006
                                   ----            ----

Net Sales                     $ 10,359,037    $ 11,625,447
                                 ---------       ---------

Costs and Expenses:
 Cost of Goods Sold
  (excluding Depreciation)       7,464,623       8,380,927
 Selling, General and
  Administrative Expense         1,400,493       1,388,291
 Depreciation and Amortization     204,513         267,619
 Interest Expense                  113,716         159,631
                                 ---------       ---------

   Total Costs and Expenses      9,183,345      10,196,468
                                 ---------      ----------

Income from Operations           1,175,692       1,428,979

Other Income                            39           4,685
                                 ---------       ---------
Income from Operations Before
 Provision for Income Taxes      1,175,731       1,433,664

Provision for Income Taxes         218,907         305,950
                                 ---------       ---------

Net Income                      $  956,824    $  1,127,714
                                 =========       =========



Net Income per Share             $  1.84         $  2.17
                                    ====            ====













See Accompanying Notes to these Consolidated Financial Statements (Unaudited)


                       PARADISE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                                (UNAUDITED)
                     -----------------------------------

                                FOR THE NINE MONTHS ENDED
                                ------------------------
                                       SEPTEMBER 30
                                       ------------
                                   2007            2006
                                   ----            ----

Net Sales                     $ 15,345,931    $ 16,662,387
                                ----------      ----------

Costs and Expenses:
 Cost of Goods Sold
  (excluding Depreciation)      10,894,793      11,820,326
 Selling, General and
  Administrative Expense         3,113,878       3,184,510
 Depreciation and Amortization     652,546         696,030
 Interest Expense                  181,968         198,808
                                ----------      ----------

   Total Costs and Expenses     14,843,185      15,899,674
                                ----------      ----------

Income from Operations             502,746         762,713

Other Income                        73,324          42,418
                                ----------      ----------
Income from Operations Before
 Provision for Income Taxes        576,070         805,131

Provision for Income Taxes         218,907         305,950
                                ----------      ----------

Net Income                     $   357,163   $     499,181
                                ==========       =========



Net Income per Common Share      $   .69        $    .96
                                    ====            ====
















See Accompanying Notes to these Consolidated Financial Statements (Unaudited)

                    PARADISE, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (UNAUDITED)
                ---------------------------------------

                                        FOR THE NINE MONTHS ENDED
                                        ------------------------
                                              SEPTEMBER 30,
                                              -------------
                                          2007             2006
                                          ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income                            $  357,163     $    499,181
 Adjustments to Reconcile Net
  Income to Net Cash Used in
  Operating Activities:
   Depreciation and Amortization          652,546          696,030
   Decrease (Increase) in:
    Accounts Receivable               ( 7,632,310 )    ( 7,986,253 )
    Inventories                       ( 3,861,101 )    ( 3,270,125 )
    Prepaid Expenses                  (   112,802 )    (   214,210 )
    Other Assets                           85,003           42,790
    Income Tax Receivable             (    12,353 )    (    45,107 )
   Increase (Decrease) in:
    Accounts Payable                    1,316,986        2,223,484
    Accrued Expense                   (   440,405 )    (   110,971 )
    Income Taxes Payable              (    86,598 )    (    84,147 )
                                        ---------        ---------
    Net Cash Used in
      Operating Activities            ( 9,733,871 )    ( 8,249,328 )
                                        ---------        ---------

CASH FLOWS FROM INVESTING
 ACTIVITIES:
 Purchase of Property and
  Equipment                           (   217,696 )    (   777,365 )
 Cash Paid in Connection with
  Acquisition of Customer Base
  and Non-Compete Agreement
  with Unrelated Entity                                (   425,000 )
                                        ---------        ---------

   Net Cash Used in
    Investing Activities              (   217,696 )    ( 1,202,364 )
                                        ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net Proceeds (Repayments) of
  Short-Term Debt                       4,906,965        5,637,616
 Principal Payments of Long-Term
  Debt                                (   146,293 )    (   140,750 )
 Dividends Paid                       (    59,315 )    (    77,903 )
                                        ---------        ---------










   Net Cash Provided by
    Financing Activities                4,701,357        5,418,963
                                        ---------        ---------

   Net Decrease in Cash               ( 5,250,210 )    ( 4,032,729 )


CASH AT BEGINNING OF PERIOD             5,271,385        4,069,885
                                        ---------        ---------

CASH AT END OF PERIOD                $     21,175     $    37,156
                                        =========        =========


SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for:
    Interest                        $     136,143     $    198,808
    Income Tax                            300,000          320,000
                                        ---------        ---------

     Net Supplemental Cash Flows    $     463,143     $    518,808
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

                                     Nine Months         Nine Months
                                        Ended               Ended
                                 September 30, 2007   September 30, 2006
                                 ------------------   ------------------

Net Sales in Each Segment
-------------------------

Candied Fruit:
 Sales to Unaffiliated Customers     $  9,739,641        $ 11,102,484

Molded Plastics:
 Sales to Unaffiliated Customers        5,606,290           5,559,903
                                       ----------          ----------

Net Sales                            $ 15,345,931        $ 16,662,387
                                       ==========          ==========


For the nine month period ended September 30, 2007 and 2006, sales of frozen strawberry products totaled $329,961 and $244,599 respectively.

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







                                   Nine Months          Nine Months
                                      Ended                 Ended
                                September 30, 2007    September 30, 2006
                                ------------------         -------------

Identifiable Assets of Each
 Segment are Listed Below
---------------------------

Candied Fruit                      $ 19,304,911         $ 20,127,037

Molded Plastics                       5,466,433            5,874,925
                                     ----------           ----------

Identifiable Assets                  24,771,344           26,001,962

General Corporate Assets              2,406,348            2,387,170
                                     ----------           ----------

Total Assets                       $ 27,177,692         $ 28,389,132
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



Overview
--------

Paradise, Inc.'s main business segment, glace' fruit, a prime ingredient of fruitcakes and other holiday confections, represented 69.9% of total net sales during 2006. These products are sold to manufacturing bakers, institutional users, supermarkets and other retailers throughout the country. Consumer demand for glace' fruit product is traditionally strongest during the Thanksgiving and Christmas season. Almost 80% of glace' fruit product sales are recorded from the eight to ten weeks beginning in mid September.

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

The First Nine Months
---------------------

Paradise, Inc.'s fruit segment net sales decreased 12.3% compared to the similar reporting period last year, primarily due to timing differences in the receipt of customer orders and shipping dates for delivery of the Company's glace' fruit products. Paradise, Inc.'s selling season for glace' fruit begins in mid September and continues through November of each year. Changes in shipping dates received from customers between interim reporting dates will lead to significant fluctuations in net sales. This is the primary reason that net sales decreased 12.3% as several significant customers requested shipping dates in October, 2007 versus September, 2006. As mentioned in all previous filings, quarterly information is not a reasonable indicator of annual trends and should not be used to predict year-end performance. Only a full year's accounting will provide any meaningful comparison as to financial performance.

Paradise Plastics, Inc.'s net sales, to unaffiliated customers increased by less than 1.0% for the first nine months of 2007 compared to the prior year's reporting period. As mentioned in previous filings, plastics sales to unaffiliated customers have slowed due to recent turmoil in the housing market. However, increase sales for custom molding products for clients in the aerospace and food processing industries have offset the decline in sales related to the housing sector.

Overall cost of goods sold expressed as a percentage of net sales remained consistent with the similar nine month reporting period of 2006. The Company has been able to maintain its margins within the fruit and plastics segments despite absorbing energy related increases from suppliers for various raw fruit products and plastics resins.

Selling expenses decreased 1.7% for the current nine month period for 2007 compared to the similar reporting period of 2006. This decrease is directly related to the timing difference noted above regarding the changes in shipping dates of several significant customers to October, 2007 compared to September, 2006. Thus, selling expenses such as accrued commissions earned by food brokers to promote the sale of the Company's glace' fruit products coupled with freight-out expenses to transport these products to customers, declined proportionately.

General & administrative expenses decreased 2.7% for the current reporting period compared to the similar reporting period of 2006. The primarily reason for this decrease is the continued benefit received from the relocation and subsequent consolidation of all Mastercraft Products Corporation's operations to Plant City, Florida during the first and second quarters of 2006.

Depreciation and amortization expenses decreased 6.3% for the current nine month reporting period as capital improvements placed into service were more than offset by asset retirements and disposals as reported in the previous year's nine month reporting period.

Interest expense decreased 8.5% for current reporting period compared to the similar reporting period last year as Paradise, Inc.'s need for short-term borrowing from its primary lender to finance the Company's glace' fruit inventory was offset by an increase in cash reserves as of December 31, 2006. As of the date of this filing, the Company's revolving line of credit balance has been repaid in full.

Summary
-------

With several significant glace' fruit customers moving their purchase orders and shipping dates to October, 2007 versus September, 2006
Paradise, Inc.'s fruit segment net sales decreased 12.3% compared to the similar reporting period last year. As a result of this timing difference, consolidated income from operations before taxes was $576,070 for the nine months ended September 30, 2007 compared to $805,131 for the nine months ended September 30, 2006.

However, as outlined above and in numerous previous filings, with more than 80% of Paradise, Inc.'s fruit segment net sales occurring during an eight to ten week period beginning in mid September, only a full year's accounting will yield the necessary information to determine the Company's overall financial performance for 2007.
































ITEM 3.   Controls and Procedures
-----------------------------------

The Company's Chief Executive Officer and Chief Financial Officer have, within 90 days of the filing date of this quarterly report, evaluated the Company's disclosure controls and procedures. Based on their evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded, as of September 30, 2007, that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the applicable Securities and Exchange Commission rules and forms. There were no changes in the Company's internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The most recent evaluation of these controls by the Company's Chief Executive Officer and Chief Financial Officer did not identify any deficiencies or weaknesses in the Company's internal controls over financial reporting; therefore, no corrective actions were taken.


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


                  PARADISE, INC.
                  A Florida Corporation

                  /s/ Melvin S. Gordon         Date:  November 13, 2007
                  -----------------------------
                  Melvin S. Gordon
                  Chief Executive Officer and Chairman



                  /s/ Jack M. Laskowitz        Date:  November 13, 2007
                  ------------------------------
                  Jack M. Laskowitz
                  Chief Financial Officer and Treasurer