Form 10KSB/A
period 2006-12-31
PARADISE INC
filed 2007-12-10
CIK 76149

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                FORM 10-KSB/A
                                (AMENDMENT #1)
                 ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

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

Common Stock,
 $.30 Par Value                                    519,350 Shares

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).  Yes     No x
                                     ---    ---

Transitional Small Business Disclosure Format (check one): Yes    No x
                                                              ---   ---



















































PARADISE, INC.
==============

2006 FORM 10-KSB ANNUAL REPORT
                                 TABLE OF CONTENTS
                                 -----------------

                                 EXPLANATORY NOTE
                                 ----------------

This Amendment Number 1 to our annual report on Form 10-KSB, for the year ended December 31, 2006, includes some minor changes to improve our disclosures, specifically in the placing of the date in the independent registered public accounting firm's opinion letter, Note 13 to the financial statements disclosing Business Segment Data, and Item 8A regarding Controls and Procedures, Changes in Internal Control over Financial Reporting. Except as required to reflect the changes noted above, this Form 10-KSB/A does not attempt to modify or update any other disclosures set forth in the original filing. Additionally, this Form 10-KSB/A does not purport to provide general update or discussion of any other developments at the Company subsequent to the original filing.


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



Certified Public Accountants
Plant City, Florida
March 16, 2007

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


                                   II-36
                              PARADISE, INC.
                             AND SUBSIDIARIES
                             ================

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 2006, 2005 AND 2004
                      --------------------------------

NOTE 13:  BUSINESS SEGMENT DATA (CONTINUED)

                                  YEAR              YEAR             YEAR
                                  ENDED             ENDED            ENDED
NET SALES IN EACH SEGMENT         2006              2005             2004
                                 ------            ------           ------
Candied Fruit:
Sales to Unaffiliated
 Customers                   $ 18,225,869      $ 16,906,637     $ 15,939,808

Molded Plastics:
Sales to Unaffiliated
 Customers                      7,846,280         8,045,187        6,823,876
                               ----------        ----------       ----------

NET SALES                    $ 26,072,149      $ 24,951,824     $ 22,763,864
                               ==========        ==========       ==========

                                  YEAR              YEAR             YEAR
                                  ENDED             ENDED            ENDED
                                  2006              2005             2004
                                 ------            ------           ------
THE OPERATING PROFIT OF
EACH SEGMENT IS LISTED BELOW

Candied Fruit                 $ 4,426,349       $ 3,479,015      $ 3,152,647
Molded Plastics                 1,484,029         2,097,688        1,636,567
                                ---------         ---------        ---------

OPERATING PROFIT OF SEGMENTS    5,910,378         5,576,703        4,789,214

General Corporate Expenses,
 Net                          ( 4,943,774 )     ( 5,008,995 )    ( 4,406,990 )
General Corporate Depreciation
 and Amortization Expense     (   153,635 )     (   147,089 )    (   167,578 )
Interest Expense              (   246,448 )     (   189,218 )    (   139,807 )
Other Income                       41,842           742,402           44,823
                                ---------         ---------        ---------
INCOME BEFORE PROVISION FOR
INCOME TAXES                  $   608,363       $   973,803      $   119,662
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






























                                    II-43
Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                   None


Item 8A.  Controls and Procedures


The Company's Chief Executive Officer and Chief Financial Officer have conducted an evaluation of the Company's disclosure controls and procedures as of December 31, 2006. Based on their evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded as of December 31, 2006, that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable Securities and Exchange Commission rules and forms. There were no changes in the Company's internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The most recent evaluation of these controls by the Company's Chief Executive Officer and Chief Financial Officer did not identify any deficiencies or material weaknesses in the Company's internal controls over financial reporting; therefore, no corrective actions were taken.































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



December 7, 2007                                     PARADISE, INC.
----------------
Date
                                                     /s/ Melvin S. Gordon
                                                     --------------------
                                                     Melvin S. Gordon
                                                     CEO and Chairman


In accordance with the Exchange Act this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.



/s/ Melvin S. Gordon          CEO, Chairman               December 7, 2007
----------------------         and Director               ----------------
 Melvin S. Gordon                                         Date


/s/ Eugene L. Weiner          Vice-President              December 7, 2007
----------------------         and Director               ----------------
 Eugene L. Weiner                                         Date


/s/ Randy S. Gordon           President and Director      December 7, 2007
----------------------                                    ----------------
 Randy S. Gordon                                          Date


/s/ Tracy W. Schulis          Senior Vice-President,      December 7, 2007
----------------------         Secretary and Director     ----------------
 Tracy W. Schulis                                         Date


/s/ Mark H. Gordon            Executive Vice-President    December 7, 2007
----------------------         and Director               ----------------
 Mark H. Gordon                                           Date


/s/ Jack M. Laskowitz         CFO and Treasurer           December 7, 2007
----------------------                                    ----------------
 Jack M. Laskowitz                                        Date



                                  III-8
                              SIGNATURES
                              ----------

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



December 7, 2007                                     PARADISE, INC.
----------------
Date

                                                     --------------------
                                                     Melvin S. Gordon
                                                     CEO and Chairman


In accordance with the Exchange Act this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.



                              CEO, Chairman               December 7, 2007
----------------------         and Director               ----------------
 Melvin S. Gordon                                         Date


                              Vice-President              December 7, 2007
----------------------         and Director               ----------------
 Eugene L. Weiner                                         Date


                              President and Director      December 7, 2007
----------------------                                    ----------------
 Randy S. Gordon                                          Date


                              Senior Vice-President,      December 7, 2007
----------------------         Secretary and Director     ----------------
 Tracy W. Schulis                                         Date


                              Executive Vice-President    December 7, 2007
----------------------         and Director               ----------------
 Mark H. Gordon                                           Date


                              CFO and Treasurer           December 7, 2007
----------------------                                    ----------------
 Jack M. Laskowitz                                        Date




                                   III-8
                                  Exhibit 31.1

                      Certification of Chief Executive Officer
                             pursuant to Rule 13a-14(a)
                      ----------------------------------------



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

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this annual report;

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


Date:  December 7, 2007


 /s/ Melvin S. Gordon
-------------------------------
Melvin S. Gordon
Chief Executive Officer and Chairman



































                                   Exhibit 31.2

                      Certification of Chief Financial Officer
                             pursuant to Rule 13a-14(a)
                      ----------------------------------------



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

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this annual report;

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


Date:  December 7, 2007


 /s/ Jack M. Laskowitz
-------------------------------
Jack M. Laskowitz
Chief Financial Officer and Treasurer



































                                Exhibit 32.1

         Certification of CEO Pursuant to 18 U.S.C. Section 1350
  as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
  --------------------------------------------------------------------


In connection with the Annual Report of Paradise, Inc. on Form 10-KSB for the period ending December 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Melvin S. Gordon, as Chief Executive Officer of Paradise, Inc., certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities and Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of Paradise, Inc.


         /s/ Melvin S. Gordon                  Date:  December 7, 2007
       -----------------------------
       Melvin S. Gordon
       Chief Executive Officer and Chairman






























                                Exhibit 32.2

        Certification of CFO Pursuant to 18 U.S.C. Section 1350
  as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
  --------------------------------------------------------------------


In connection with the Annual Report of Paradise, Inc. on Form 10-KSB for the period ending December 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jack M. Laskowitz, as Chief Financial Officer of Paradise, Inc., certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities and Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of Paradise, Inc.


         /s/ Jack M. Laskowitz               Date:  December 7, 2007
       ----------------------------
       Jack M. Laskowitz
       Chief Financial Officer and Treasurer






























??

??

??

??