Form 10QSB/A
period 2007-03-30
PARADISE INC
filed 2007-12-10
CIK 76149

FORM 10 - QSB/A
                                 (AMENDMENT #1)

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




                                EXPLANATORY NOTE
                                ----------------

This Amendment Number 1 to our quarterly report on Form 10-QSB, for the quarterly period ended March 31, 2007, includes some minor changes to improve our disclosures, specifically Item 3 regarding Controls and Procedures, Changes in Internal Control over Financial Reporting. Except as required to reflect the changes noted above, this Form 10-QSB/A does not attempt to modify or update any other disclosures set forth in the original filing. Additionally, this Form 10-QSB/A does not purport to provide general update or discussion of any other developments at the Company subsequent to the original filing.



















































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

Summary
-------

Overall, fruit segment net sales increased 34% for the first quarter of 2007 compared to the similar reporting period of 2006 as increased customer demand for the sale of various bulk glace' fruit items and strawberry products were realized. Plastics segment sales for the current quarter remained consistent with the prior reporting period as the slow down in the housing market led to reduced demand for re-orders of several products specifically related to this industry. However, with less than 5% of fruit segment net sales earned as of March 31, 2007 no reasonable estimate of a full year's operating performance can be projected at this time.
ITEM 3.   Controls and Procedures
-----------------------------------

The Company's Chief Executive Officer and Chief Financial Officer have, within 90 days of the filing date of this quarterly report, evaluated the Company's disclosure controls and procedures. Based on their evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded, as of March 31, 2007, that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the applicable Securities and Exchange Commission rules and forms. There were no changes in the Company's internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The most recent evaluation of these controls by the Company's Chief Executive Officer and Chief Financial Officer did not identify any deficiencies or weaknesses in the Company's internal controls over financial reporting; therefore, no corrective actions were taken.


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


                  PARADISE, INC.
                  A Florida Corporation

                  /s/ Melvin S. Gordon         Date:  December 7, 2007
                  -----------------------------
                  Melvin S. Gordon
                  Chief Executive Officer and Chairman



                  /s/ Jack M. Laskowitz        Date:  December 7, 2007
                  ------------------------------
                  Jack M. Laskowitz
                  Chief Financial Officer and Treasurer

























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


 Date:  December 7, 2007


 /s/ Jack M. Laskowitz
 -----------------------------------
 Jack M. Laskowitz
 Chief Financial Officer and Treasurer





































Exhibit 32.1

Certification of CEO and CFO Pursuant to
18 U.S.C. Section 1350 as Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002
---------------------------------------------


     In connection with the Quarterly Report of Paradise, Inc. on Form 10-QSB for the period ending March 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Melvin S. Gordon, as Chief Executive Officer of Paradise, Inc., certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:


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



       /s/ Melvin S. Gordon                     Date:  December 7, 2007
       -----------------------------
       Melvin S. Gordon
       Chief Executive Officer and Chairman

































Exhibit 32.2

Certification of CEO and CFO Pursuant to
18 U.S.C. Section 1350 as Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002
---------------------------------------------


     In connection with the Quarterly Report of Paradise, Inc. on Form 10-QSB for the period ending March 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jack M. Laskowitz, as Chief Financial Officer of Paradise, Inc., certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:


     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities and Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of Paradise, Inc.



       /s/ Jack M. Laskowitz                   Date:  December 7, 2007
       -----------------------------
       Jack M. Laskowitz
       Chief Financial Officer and Treasurer