Form 10QSB/A
period 2007-03-30
PARADISE INC
filed 2007-12-10
CIK 76149

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



                                EXPLANATORY NOTE
                                ----------------

This Amendment Number 1 to our quarterly report on Form 10-QSB, for the quarterly period ended June 30, 2007, includes some minor changes to improve our disclosures, specifically Item 3 regarding Controls and Procedures, Changes in Internal Control over Financial Reporting. Except as required to reflect the changes noted above, this Form 10-QSB/A does not attempt to modify or update any other disclosures set forth in the original filing. Additionally, this Form 10-QSB/A does not purport to provide general update or discussion of any other developments at the Company subsequent to the original filing.



















































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



























ITEM 3.   Controls and Procedures
-----------------------------------

The Company's Chief Executive Officer and Chief Financial Officer have, as of June 30, 2007, evaluated the Company's disclosure controls and procedures. Based on their evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded, as of June 30, 2007, that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the applicable Securities and Exchange Commission rules and forms. There were no changes in the Company's internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The most recent evaluation of these controls by the Company's Chief Executive Officer and Chief Financial Officer did not identify any deficiencies or weaknesses in the Company's internal controls over financial reporting; therefore, no corrective actions were taken.


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