Form 10QSB/A
period 2007-03-30
PARADISE INC
filed 2007-12-10
CIK 76149

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






                                EXPLANATORY NOTE
                                ----------------

This Amendment Number 1 to our quarterly report on Form 10-QSB, for the quarterly period ended September 30, 2007, includes some minor changes to improve our disclosures, specifically Item 3 regarding Controls and Procedures, Changes in Internal Control over Financial Reporting. Except as required to reflect the changes noted above, this Form 10-QSB/A does not attempt to modify or update any other disclosures set forth in the original filing.
Additionally, this Form 10-QSB/A does not purport to provide general update or discussion of any other developments at the Company subsequent to the original filing.















































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
































ITEM 3.   Controls and Procedures
-----------------------------------

The Company's Chief Executive Officer and Chief Financial Officer have, as of September 30, 2007, evaluated the Company's disclosure controls and procedures. Based on their evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded, as of September 30, 2007, that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the applicable Securities and Exchange Commission rules and forms. There were no changes in the Company's internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The most recent evaluation of these controls by the Company's Chief Executive Officer and Chief Financial Officer did not identify any deficiencies or weaknesses in the Company's internal controls over financial reporting; therefore, no corrective actions were taken.


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


 Date:  December 7, 2007

 /s/ Jack M. Laskowitz
 -----------------------------------
 Jack M. Laskowitz
 Chief Financial Officer and Treasurer







































                              Exhibit 32.1
                Certification of CEO and CFO Pursuant to
              18 U.S.C. Section 1350 as Adopted Pursuant to
              Section 906 of the Sarbanes-Oxley Act of 2002
              ---------------------------------------------


     In connection with the Quarterly Report of Paradise, Inc. on Form 10-QSB for the period ending September 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Melvin S. Gordon, as Chief Executive Officer of Paradise, Inc., certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:


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



       /s/ Melvin S. Gordon            Date:  December 7, 2007
       -----------------------------
       Melvin S. Gordon
       Chief Executive Officer and Chairman



































                             Exhibit 32.2

                Certification of CEO and CFO Pursuant to
             18 U.S.C. Section 1350 as Adopted Pursuant to
             Section 906 of the Sarbanes-Oxley Act of 2002
             ---------------------------------------------


     In connection with the Quarterly Report of Paradise, Inc. on Form 10-QSB for the period ending September 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jack M. Laskowitz, as Chief Financial Officer of Paradise, Inc., certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:


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