Form 10KSB
period 2007-12-31
PARADISE INC
filed 2008-03-28
CIK 76149

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                FORM 10-KSB
                 ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended December 31, 2007
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

               Common Stock,
                $.30 Par Value                               None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.  Yes  x    No
                                        ---      ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB or any amendment to this Form 10-KSB.  Yes  x   No
                                                  ---     ---

Issuer's revenues for its most recent fiscal year:             $ 25,480,339

State the aggregate market value of the voting stock held by non-affiliates of the registrant, $5,806,820 (as of January 31, 2008, bid price $19.25)

   Class                                  Outstanding at December 31, 2007
-----------                               --------------------------------

Common Stock,
 $.30 Par Value                                    519,350 Shares

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).  Yes     No x
                                     ---    ---

Transitional Small Business Disclosure Format (check one): Yes    No x
                                                              ---   ---



















































PARADISE, INC.
==============

2007 FORM 10-KSB ANNUAL REPORT
                                 TABLE OF CONTENTS
                                 -----------------
                                       PART I
                                      --------

Item 1.     Description of Business                                   I-1 - I-5

Item 2.     Description of Property                                         I-5

Item 3.     Legal Proceedings                                               I-5

Item 4.     Submission of Matters to a Vote of
             Security Holders                                               I-5

                                      PART II
                                     ---------

Item 5.     Market for Common Equity and Related
             Stockholder Matters and Small Business
             Issuer Purchases of Equity Security                    II-1 - II-2

Item 6.     Management's Discussion and Analysis or
             Plan of Operation                                     II-3 - II-10

Item 7.     Financial Statements                                  II-11 - II-43

Item 8.     Changes In and Disagreements with Accountants
             on Accounting and Financial Disclosure                       II-44

Item 8A.    Controls and Procedures                                       II-44

Item 8B.    Management's Annual Report on Internal
             Control over Financial Reporting                     II-45 - II-46

                                      PART III
                                     ----------

Item 9.     Directors, Executive Officers, Promoters and
             Control Persons, Compliance with Section 16(a) of
             The Exchange Act                                     III-1 - III-2

Item 10.    Executive Compensation                                III-3 - III-4

Item 11.    Security Ownership of Certain Beneficial Owners
             and Management and Related Stockholder Matters       III-4 - III-5

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

    In terms of candied fruit dollar sales, during 2007, approximately 20% were shipped to manufacturing bakers and other institutional users, with the balance being sold through supermarkets and other retail outlets for ultimate use in the home.

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

    With the continuing acquisitions, mergers and other consolidations in the supermarket industry, there is increasing concentration of candied fruit buying activity. During 2007, the Company derived nearly 15% of its consolidated revenues from Wal-Mart Stores, Inc. This customer is not affiliated with Paradise, Inc. in any way, and has exclusive use of a Paradise-owned controlled brand. In addition, plastics sales to Aqua Cal, Inc. accounted for 13% of the Company's consolidated revenues. The loss of any of these customers would have a material adverse effect on operating earnings.

    While there is no industry-wide data available, management estimates that the Company sold approximately 75-80% of all candied fruits and peels consumed in the U.S. during 2007. The Company knows of two major competitors; however, it estimates that neither of these has as large a share of the market as the Company's.

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







                                      I-4
Item 1. Description of Business (Continued)

    By local ordinance, it is required that all water effluent is metered, tested and discharged into a municipal industrial waste treatment plant. During 2007, costs for this discharge exceeded $200,000, and management estimates that all expenses directly related to compliance with environmental regulations total well over $300,000 annually, which includes costs for permits, third party inspections and depreciation of installations.

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

Item 3. Legal Proceedings
        None

Item 4. Submission of Matters to a Vote of Security Holders
        None

                                      I-5
PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

  On August 22, 1997 the Securities and Exchange Commission issued new listing requirements for companies listed on the NASDAQ Small Cap Market. The requirements became effective on February 23, 1998. As of December 2007, the Company had not met the listing criteria.

 (a) The following table shows the range of closing bid prices for the Company's Common Stock in the over-the-counter market for the calendar quarters indicated. The quotations represent prices in the over-the-counter market between dealers in securities, do not include retail mark-up, mark-down, or commissions and do not necessarily represent actual transactions.

                                               BID PRICES
                                            High       Low
                                           ------     ------
                    2007
                    ----
                First Quarter               20.20      17.75
                Second Quarter              18.75      17.25
                Third Quarter               19.50      18.50
                Fourth Quarter              20.95      19.01



                    2006
                    ----
                First Quarter               18.25      17.50
                Second Quarter              19.50      18.20
                Third Quarter               16.75      15.61
                Fourth Quarter              19.00      15.10





 (b) Approximate Number of Equity Security Holders

  As of December 31, 2007, the approximate number of holders of record of each class of equity securities of the Registrant were:

                                                        NUMBER OF
         TITLE OF CLASS                             HOLDERS OF RECORD
        -------------------                         -----------------

        Common Stock, $.30 Par Value                      146






                                      II-1

Item 5.  Market for Common Equity and Related Stockholder Matters and
           Small Business Issuer Purchases of Equity Securities (Continued)

  (c) Dividend History and Policy

      Dividends have been declared and paid annually, only when warranted by profitability. On March 18, 2008, the Board of Directors declared dividends of $.10 per share for stockholders of record on April 11, 2008. Dividends paid to stockholders for 2006 were $.10 and for 2005, $.15.

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

                               RELATIONSHIP TO            PERIOD TO PERIOD
                                TOTAL REVENUE            INCREASE (DECREASE)
                            YEAR ENDED DECEMBER 31,          YEARS ENDED
                           -----------------------      --------------------
                            2007    2006     2005       2007-2006   2006-2005
                            ----    ----     ----       ---------   ---------
NET SALES:
Candied Fruit               70.5%   69.9%    67.8%       - 1.4%        7.8%
Molded Plastics             29.5    30.1     32.2        - 4.2        -2.5
                           -----   -----    -----        -----        ----

                           100.0   100.0    100.0        - 2.3         4.5
Cost of Sales               71.3    74.4     74.8        - 6.5         4.0
Selling, General and
 Administrative Expense     19.6    19.0     20.1          0.9        -1.3
Depreciation and
  Amortization               3.4     3.5      3.4        - 6.1         6.3
Interest Expense             0.9     0.9      0.8        - 3.0        30.2
                           -----   -----    -----        -----       -----
                                                         - 5.0         3.2
Income from Operations       4.9     2.2      0.9        120.2       144.8
Gain on Sale of Land                          2.8
Other Income, Net            0.4     0.1      0.2        150.4        -7.3
                           -----   -----    -----        -----        ----
Income Before Provision
  for Income Taxes           5.3     2.3      3.9        122.3       -37.5
Provision for Income
  Taxes                      2.0     0.9      1.7        125.3       -45.2
                           -----   -----    -----        -----       -----
Net Income                   3.3%    1.4%     2.2%       120.5%      -31.8%
                           =====   =====    =====        =====       =====
(1) Liquidity

Management is not aware of any demands, commitments, events or uncertainties that will result in, or are reasonably likely to result in, a material increase or decrease in the Company's liquidity. One trend to be noted is the Company's ability over the past three years to materially decrease its short-term debt position while maintaining a consistent level of inventory. As discussed in footnote 6 of the Company's financial statements, a line of credit is available to the Company to finance short-term working capital needs.

(2) Capital Resources

The Company does not have any material outstanding commitments for capital expenditures. Management is not aware of any material trends either favorable or unfavorable in the Company's capital resources.
                                      II-3

Item 6. Management's Discussion and Analysis or Plan of Operation (Continued)

(3) Results of Operations

                            2007 Compared to 2006
                            ---------------------

Paradise, Inc.'s fruit segment net sales represents 70.5% of consolidated net sales totaled $17,966,624 for the twelve months ended December 31, 2007 compared to 69.9% of consolidated net sales totaling $18,225,869 for the similar reporting period for 2006. This represents a 1.4% decrease in fruit segment net sales for 2007 compared to 2006. While net fruit segment sales declined slightly in 2007, Paradise, Inc. continues to be the leading producer of glace' fruit, a primary ingredient of fruit cakes, which is sold to manufacturing bakers, institutional users and retailers throughout the United States. Consumer demand for glace' fruit is traditionally strongest during the Thanksgiving and Christmas season. Approximately 80% of glace' fruit net sales are realized during an eight to ten weeks period commencing in mid September.

Due to the seasonal nature of Paradise, Inc.'s glace' fruit sales, the Company continues to face challenges from its national and regional customers who rely on computerized data reports to determine the optimal number of days glace' fruit should remain on their store shelves. Delays in rolling out the Company's line of glace' fruit will result in fewer chances to attract consumers to the Company's products. To counter this action, Paradise, Inc.'s experienced sales force will continue to travel throughout the United States during the spring and summer booking period to discuss with retail customers as to proper timing and product placement in order to maximize selling opportunities for the upcoming 2008 holiday season.

Paradise Plastics, Inc., a wholly owned subsidiary of Paradise, Inc., represents 29.5% of consolidated net sales, generated net sales to unaffiliated customers of $7,513,715 for the twelve months ended December 31, 2007 compared to 30.1% and $7,846,280 for the similar reporting period of 2006. This 4.2% decrease in net sales is associated with the recent decline in the housing market as plastics orders from customers with ties to this sector slowed during 2007.

Consolidated cost of goods sold, expressed as a percentage of net sales, decreased 3.1% for the twelve months ending December 31, 2007 compared to the similar reporting period for 2006. Fruit segment cost of sales decreased 5.8% as delays in harvesting of raw fruit materials and subsequent delivery to Paradise, Inc. from existing supplier's required the Company to contract with additional suppliers. As conditions improved, Paradise, Inc. received an increased amount of its estimated raw fruit requirements for 2007.
This increase allowed the Company to allocate fixed levels of factory overhead over a greater amount of finished glace' fruit inventory, resulting in the decrease in cost of sales, mentioned above. At December 31, 2007 Paradise, Inc. finished glace' fruit inventory was valued at $2,709,796 compared to $1,669,697 at December 31, 2006.


                                      II-4

Item 6. Management's Discussion and Analysis or Plan of Operation (Continued)

(3) Results of Operations (Continued)

                        2007 Compared to 2006 (Continued)
                        ---------------------------------

Paradise Plastics, Inc. which is not subject to seasonal demands of the fruit segment incurred a 2.1% increase in cost of goods sold as a percentage of sales for the twelve months ended December 31, 2007 compared to the similar reporting period for 2006. Rising energy prices for petroleum based resins absorbed from the Company's suppliers outpaced the plastics segment's ability to pass along these increases at the same percentage.

Selling, general and administrative expenses for 2007 increased by less than 1.0% as increases in professional fees were offset by the reduction in cost associated with the implementation and administration of the Company's newly established 401(k) plan. As disclosed in last year's annual filing, Paradise, Inc. elected to terminate the Company's defined benefit pension plan and offer all eligible employees the opportunity to transfer their vested pension funds into the Company sponsored 401(k) retirement plan. As of the date of this filing, the Company is awaiting final regulatory approval to terminate the defined benefit pension plan. The liability associated with terminating the defined benefit pension plan is $446,717 and was accrued for during 2006.

Depreciation and amortization expenses for 2007 decreased 6.1% compared to 2006 as fixed asset retirements for the past twelve months exceeded the amount of new assets placed into service.

Interest expense for the twelve months ending December 31, 2007 decreased 3.0% compared to the similar reporting period for the prior year as short-term bank financing used to produce the Company's glace' fruit inventory declined to an average monthly balance of $920,833 for 2007 compared to $1,393,750 for 2006.

The Consolidated Statement of Cash Flow reflects a decrease in cash of $2,078,178 for the twelve months ended December 31, 2007. The major reasons for the decrease are twofold; first uncertainty surrounding the availability of raw fruit, produced an increase in finish glace' fruit inventory in excess of $1 million dollars; secondly accounts receivable from Wal-Mart Stores, Inc. totaled $1,345,913 at December 31, 2007 compared to $34,432 at December 31, 2006. As of the date of this filing, Wal-Mart Stores, Inc. has remitted payments to Paradise, Inc. totaling $1,290,644.

Pursuant to the events described above, Paradise, Inc.'s consolidated net sales decreased 2.3% to $25,480,339 for the twelve months ending December 31, 2007 compared to $26,072,149 for the twelve months ending December 31, 2006. Net income after the provision for income taxes was $837,515 or $1.61 earnings per share for 2007 compared to $379,914 and $.73 earnings per share for 2006.







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

Selling expenses, which includes bad debt expense, for 2006 decreased by 11.2% compared to the prior year as management's decision during 2005 to terminate several supplier and marketing agreements along with several larger than usual customer receivable write-offs resulted in a one-time charge to operations of $303,129. Excluding these charges to operations during 2005, selling expenses in 2006 decreased by less than 1.0% compared to 2005.

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







































                                      II-10


Item 7. Financial Statements



             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
 and Shareholders of
 Paradise, Inc.
Plant City, FL  33563

We have audited the accompanying consolidated balance sheets of Paradise, Inc., and subsidiaries as of December 31, 2007 and the related consolidated statements of income and comprehensive income, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2007 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Paradise, Inc., and subsidiaries as of December 31, 2007 and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

Respectfully submitted,

  /s/ Pender Newkirk and Co., LLP
PENDER NEWKIRK AND CO., LLP



Certified Public Accountants
Tampa, Florida
March 24, 2008



                                      II-11






             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
 and Shareholders of
 Paradise, Inc.
Plant City, FL  33563

We have audited the accompanying consolidated balance sheets of Paradise, Inc., and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income and comprehensive income, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Paradise, Inc., and subsidiaries as of December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

Respectfully submitted,

  /s/ Bella, Hermida, Gillman, Hancock & Mueller
BELLA, HERMIDA, GILLMAN, HANCOCK & MUELLER



Certified Public Accountants
Plant City, Florida
March 16, 2007



                                      II-12
                                  PARADISE, INC.
                                 AND SUBSIDIARIES
                                 ================

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                                     ASSETS
                                     ------
                                                  DECEMBER 31,

                                      2007           2006            2005
                                     ------         ------          ------
CURRENT ASSETS:
Cash and Cash Equivalents        $  3,193,207   $  5,271,385    $  4,069,884
Accounts Receivable, Net of
 Allowance for Doubtful
 Accounts of $ -0- and
 Allowance for Returns of
 $1,151,811 (2007), $1,124,000
 (2006) and $981,000 (2005)         1,775,793        641,674       2,085,033
Inventories                         7,578,006      6,433,402       6,077,413
Prepaid Expenses and Other
 Current Assets                       472,876        497,565         326,658
Deferred Income Tax Asset             470,929        391,186         175,932
                                   ----------     ----------      ----------

     Total Current Assets          13,490,811     13,235,212      12,734,920


PROPERTY, PLANT AND EQUIPMENT:
Net of Accumulated Depreciation of
 $16,183,229 (2007), $15,500,258
 (2006) and $14,615,187 (2005)      5,520,252      5,963,152       5,962,979


GOODWILL                              413,280        413,280         413,280


CUSTOMER BASE AND NON-COMPETE
 AGREEMENT                          1,069,172      1,195,057


OTHER ASSETS                          447,408        411,861         466,007
                                   ----------     ----------      ----------

TOTAL ASSETS                     $ 20,940,923   $ 21,218,562    $ 19,577,186
                                   ==========     ==========      ==========





The Accompanying Notes are an Integral Part of These Consolidated Financial Statements

                                     II-13





                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

                                                 DECEMBER 31,

                                      2007           2006            2005
                                     ------         ------          ------
CURRENT LIABILITIES:
Short-Term Debt                   $   154,489   $     90,676    $     10,785
Accounts Payable                      746,902      1,060,036         570,547
Accrued Expenses                    1,754,391      1,972,430       1,396,542
Income Taxes Payable                  247,112        305,766         390,097
Current Portion of Long-Term Debt     423,115        525,781         219,328
                                   ----------     ----------      ----------

Total Current Liabilities           3,326,009      3,954,689       2,587,299

LONG-TERM DEBT,
   NET OF CURRENT PORTION             515,188        938,725         610,033

DEFERRED INCOME TAX LIABILITY         297,373        352,595         431,784
                                   ----------     ----------      ----------

Total Liabilities                   4,138,570      5,246,009       3,629,116
                                   ----------     ----------      ----------
STOCKHOLDERS' EQUITY:
Common Stock, $.30 Par Value,
  2,000,000 Shares Authorized,
  583,094 Shares Issued, 519,350
  Shares Outstanding                  174,928        174,928         174,928
Capital in Excess of Par Value      1,288,793      1,288,793       1,288,793
Retained Earnings                  15,886,998     15,101,418      14,799,406
Accumulated Other Comprehensive
 Income (Loss)                   (    271,447 ) (    315,667 )  (     38,138 )
                                   ----------     ----------      ----------

                                   17,079,272     16,249,472      16,224,989

Less: Common Stock in Treasury,
  at Cost, 63,744 Shares              276,919        276,919         276,919
                                   ----------     ----------      ----------

Total Stockholders' Equity         16,802,353     15,972,553      15,948,070
                                   ----------     ----------      ----------
TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY          $ 20,940,923   $ 21,218,562    $ 19,577,186
                                   ==========     ==========      ==========




                                     II-14
                               PARADISE, INC.
                              AND SUBSIDIARIES
                              ================

       CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
       ----------------------------------------------------------

                                        FOR THE YEARS ENDED DECEMBER 31,
                                     2007            2006            2005
                                    ------          ------          ------

NET SALES                       $ 25,480,339    $ 26,072,149    $ 24,951,824
                                  ----------      ----------      ----------
COSTS AND EXPENSES:
 Cost of Goods Sold
  (Excluding Depreciation)        18,153,670      19,404,930      18,665,504
 Selling, General and
  Administrative Expenses          4,985,480       4,943,774       5,008,995
 Depreciation and Amortization       854,800         910,476         856,706
 Interest Expense                    239,009         246,448         189,218
                                  ----------      ----------      ----------

    Total Costs and Expenses      24,232,959      25,505,628      24,720,423
                                  ----------      ----------      ----------

INCOME FROM OPERATIONS             1,247,380         566,521         231,401

GAIN ON SALE OF PROPERTY,
 PLANT AND EQUIPMENT                                                 697,266

OTHER INCOME - NET                   104,776          41,842          45,136
                                  ----------      ----------      ----------
INCOME BEFORE PROVISION
 FOR INCOME TAXES                  1,352,156         608,363         973,803

PROVISION FOR INCOME TAXES           514,641         228,449         417,023
                                  ----------      ----------      ----------

NET INCOME                           837,515         379,914         556,780

OTHER COMPREHENSIVE INCOME:
 Unrealized Gain on Pension Plan,
  Net of Tax                                         326,805
 Unrealized Gain on Available
  for Sale Securities, Net of Tax     44,220           8,370          16,201
                                  ----------      ----------      ----------

COMPREHENSIVE INCOME            $    881,735    $    715,089    $    572,981
                                  ==========      ==========      ==========
EARNINGS PER SHARE:

         Basic                        $ 1.61          $ 0.73          $ 1.07
                                        ====            ====            ====
         Diluted                      $ 1.61          $ 0.73          $ 1.07
                                        ====            ====            ====
The Accompanying Notes are an Integral Part of These Consolidated Financial
Statements                             II-15
                                 PARADISE, INC.
                                AND SUBSIDIARIES
                                ================

         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
            FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
         ----------------------------------------------------------

                                                                  ACCUMULATED
                                    CAPITAL IN                       OTHER
                          COMMON    EXCESS OF      RETAINED      COMPREHENSIVE
                          STOCK     PAR VALUE      EARNINGS          INCOME
                          ------    ----------     --------       ----------
Balance, December 31,
 2004                   $ 174,928   $ 1,288,793 $  14,294,561     $(  54,339 )

Cash Dividends Declared,
 $.10 per Share                                   (    51,935 )
Unrealized Gain on
 Appreciation of
 Marketable Equity
 Securities                                                           16,201
Net Income                                            556,780
                          -------     ---------    ----------        -------
Balance, December 31,
 2005                     174,928     1,288,793    14,799,406      (  38,138 )

Cash Dividends Declared,
 $.15 per Share                                   (    77,902 )
Unrealized Gain on
 Appreciation of
 Marketable Equity
 Securities                                                            8,370
Adjustment to initially
 apply FASB Statement
 No. 158, Net of Tax                                               ( 612,704 )
Gain on Retirement Plan                                              326,805
Net Income                                            379,914
                          -------     ---------    ----------        -------
Balance, December 31,
 2006                     174,928     1,288,793    15,101,418      ( 315,667 )

Cash Dividends Declared,
 $.10 per Share                                   (    51,935 )
Unrealized Gain on
 Appreciation of
 Marketable Equity
 Securities                                                           44,220
Net Income                                            837,515
                          -------     ---------    ----------        -------
Balance, December 31,
 2007                   $ 174,928   $ 1,288,793  $ 15,886,998     $( 271,447 )
                          =======     =========    ==========        =======

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements
                                    II-16










  TREASURY
   STOCK               TOTAL
  --------          ----------

$( 276,919 )      $ 15,427,024


                   (    51,935 )



                        16,201
                       556,780
   -------          ----------

 ( 276,919 )        15,948,070


                   (    77,902 )



                         8,370


                   (   612,704 )
                       326,805
                       379,914
   -------          ----------

 ( 276,919 )        15,972,553


                   (    51,935 )



                        44,220
                       837,515
   -------          ----------

$( 276,919 )      $ 16,802,353
   =======          ==========



                                     II-17
                                PARADISE, INC.
                               AND SUBSIDIARIES
                               ================

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                   -------------------------------------
                                        FOR THE YEARS ENDED DECEMBER 31,
                                        2007          2006          2005
                                       ------        ------        ------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income                        $    837,515  $    379,914  $    556,780
 Adjustments to Reconcile Net
  Income to Net Cash Provided by
  (Used in) Operating Activities:
   Allowance for Sales Returns           27,811       143,000   (   204,000 )
   Provision for Estimated Inventory
    Returns                         (    19,147 ) (   141,000 )     198,000
   Decrease in Net Deferred Income
    Tax Liability (Asset)           (   134,965 ) (   133,625 ) (     2,726 )
   Depreciation and Amortization        854,800       910,476       856,706
   Gain on Sale of Property,
    Plant and Equipment                                         (   697,266 )
   Changes in Assets and Liabilities,
    Net of Acquisition:
     Accounts Receivable            ( 1,161,930 )   1,300,359   ( 1,405,822 )
     Inventories                    ( 1,144,604 ) (   214,989 )     261,841
     Prepaid Expenses and Other
      Current Assets                     31,402   (   170,907 )     125,637
     Income Tax Refund Receivable                                   365,485
     Other Assets                         1,363         7,462        16,201
     Accounts Payable               (   313,134 )     489,489       352,817
     Accrued Expenses               (   217,679 )     129,171       406,830
     Income Taxes Payable           (    58,654 ) (    84,331 )     390,097
                                      ---------     ---------     ---------
    Net Cash Provided by (Used in)
     Operating Activities           ( 1,297,222 )   2,615,019     1,220,580
                                      ---------     ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds on Sale of Property,
  Plant and Equipment                                               897,266
 Purchase of Property, Plant and
  Equipment                         (   259,532 ) (   792,652 ) (   518,622 )
 Construction in Progress                                       (   696,605 )
 Purchase of Customer Base and
  Non-Compete Agreement                           (   425,000 )
                                      ---------     ---------     ---------
    Net Cash Used in Investing
     Activities                     (   259,532 ) ( 1,217,652 ) (   317,961 )
                                      ---------     ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net Proceeds (Repayments) of
  Short-Term Debt                        63,813        79,891   (    34,431 )
 Proceeds from Issuance of
  Long-Term Debt                                       27,345        23,296


                                    II-18
                              PARADISE, INC.
                             AND SUBSIDIARIES
                             ================

             CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
             -------------------------------------------------

                                        FOR THE YEARS ENDED DECEMBER 31,
                                         2007          2006          2005
                                        ------        ------        ------
 Principal Payments on Long-Term
  Debt                              (   533,302 ) (   225,200 ) (   253,285 )
 Dividends Paid                     (    51,935 ) (    77,902 ) (    51,935 )
 Increase (Decrease) in
  Other Assets                                                      224,809
                                      ---------     ---------     ---------
    Net Cash Used in Financing
     Activities                     (   521,424 ) (   195,866 ) (    91,546 )
                                      ---------     ---------     ---------

    Net Increase (Decrease) in Cash ( 2,078,178 )   1,201,501       811,073

CASH AND CASH EQUIVALENTS,
 at Beginning of Year                 5,271,385     4,069,884     3,258,811
                                      ---------     ---------     ---------

CASH AND CASH EQUIVALENTS,
 at End of Year                    $  3,193,207  $  5,271,385  $  4,069,884
                                      =========     =========     =========
SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION:

  Cash Paid During the Year for:

   Interest                          $  239,009    $  203,114     $ 200,359
                                        =======       =======       =======

   Income Taxes                      $  388,480    $  320,000     $
                                        =======       =======       =======

SUPPLEMENTAL SCHEDULE OF NONCASH
 INVESTING AND FINANCING ACTIVITIES:

 Unrealized Holding Gain on
  Securities                         $   44,220    $    8,370     $  16,201
                                        =======       =======       =======

 Customer Base Acquired and
  Non-Compete Agreement Entered
  with Unrelated Party             $              $ 1,258,850    $

 Cash Paid                                        (   425,000 )
                                      ---------      ---------      -------

 Note Payable Issued               $              $   833,850    $
                                      =========      =========      =======
                                     II-19

                              PARADISE, INC.
                             AND SUBSIDIARIES
                             ================

             CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
             -------------------------------------------------


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







































The Accompanying Notes are an Integral Part of These Consolidated Financial Statements

                                   II-20
                                 PARADISE, INC.
                                AND SUBSIDIARIES
                                ================

                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 2007, 2006 AND 2005
                         --------------------------------

NOTE 1:  SIGNIFICANT ACCOUNTING POLICIES

Paradise, Inc. operations are conducted through two business segments, candied fruit and molded plastics. The primary operations of the fruit segment is production of candied fruit, a basic fruitcake ingredient, sold to manufacturing bakers, institutional users, and retailers for use in home baking. Also, based on market conditions, the processing of frozen strawberry products, for sale to commercial and institutional users such as preserves, dairies, drink manufacturers, etc. The molding plastics segment provides production of plastic containers for the Company's products and other molded plastics for sale to unaffiliated customers.


Principles of Consolidation
---------------------------
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, after elimination of all material intercompany transactions and profits. Substantially all of the Company's customers are located in the United States of America.


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


Fair Value of Financial Instruments
-----------------------------------
The aggregated net fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and cash equivalents, receivables, payables, accrued expenses and short-term borrowings. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand. The fair value of the Company's debt, which approximates carrying value, is estimated based upon the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.



                                   II-21
                                 PARADISE, INC.
                                AND SUBSIDIARIES
                                ================

                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 2007, 2006 AND 2005
                         --------------------------------


NOTE 1:  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accounts Receivable and Revenue Recognition
-------------------------------------------

Management considers subsequent collection results and writes off all year-end balances that are not deemed collectible by the time the financial statements are issued. Additionally, management has provided for estimated product returns by applying an allowance against Accounts Receivable for the invoiced price of the returns. A provision to recognize a related estimate of finished goods returns has been added to inventories (Note 2).
Management considers the remaining accounts receivable to be fully collectible; accordingly, no allowance for doubtful accounts has been established. If accounts become uncollectible, they will be charged to operations when that determination is made. The Company does not have a policy to charge interest on past due amounts. The Company recognizes revenue on the shipment of goods to its customers.

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




                                   II-22
                                 PARADISE, INC.
                                AND SUBSIDIARIES
                                ================

                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 2007, 2006 AND 2005
                         --------------------------------

NOTE 1:  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Marketable Equity Securities and Deferred Compensation
------------------------------------------------------

The Company holds marketable securities as a trustee under the terms of a trust agreement to provide compensation benefits to two key executives upon retirement. The investments in the trusts are subject to the claims of the Company's general creditors; therefore, the Company is treated as the owner of the trusts. Included in accrued expenses at December 31, 2007 and 2006 is $195,362 and $156,194 of deferred compensation related to these agreements.

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

Goodwill
--------

Goodwill totaling $413,280 represents the excess purchase price over the fair value of the net assets acquired in the acquisition of Mastercraft Products, Corporation. These costs are reviewed annually for impairment pursuant to SFAS No. 142, Goodwill and Other Intangible Assets.

Identifiable Intangible Assets
------------------------------

  Customer Base and Non-Compete Agreement
  ---------------------------------------

  The customer base and non-compete agreement represents $1,258,000 of the fair value of these assets pursuant to the Company's purchase during 2006 of an unrelated entity's inventories, their customer list and a non-compete agreement for a period of ten years. The customer base and non-compete agreement are being amortized over ten years.





                                     II-23
                                 PARADISE, INC.
                                AND SUBSIDIARIES
                                ================

                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 2007, 2006 AND 2005
                         --------------------------------


NOTE 1:  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

  Other Identifiable Intangible Assets
  ------------------------------------

  Identifiable intangible assets included in Other Assets consist of a covenant not to compete and debt issue costs. In connection with the acquisition of Mastercraft Products Corporation in 2004, the Company entered into a covenant not to compete agreement with the former owner in the amount of $123,000. It was amortized over a period of 36 months and is fully amortized.

  Debt issue costs incurred of $84,662 and $18,971 are being amortized over the term of the agreement of 24 months and 84 months, respectively.

Amortization expense for the years ended December 31, 2007, 2006 and 2005 was $162,097, $120,317 and $59,710, respectively.

Accumulated amortization for the same periods totaled $381,737 (2007), $196,403 (2006) and $76,086 (2005).

Future amortization expense is anticipated to be as follows:

                    2008                   $149,015
                    2009                   $134,430
                    2010                   $128,595
                    2011                   $125,885
                    2012                   $125,885
                 Thereafter                $439,086

Selling Expenses
----------------

The Company considers freight delivery costs to be selling expenses and has included $564,799 (2007), $575,877 (2006) and $632,418 (2005) in selling, general and administrative expenses in the income statements.

Advertising Expenses
--------------------

The Company expenses advertising costs in the year they are incurred. Advertising expenses totaled $122,528 (2007), $208,659 (2006) and $297,211
(2005) and are included in selling, general and administrative expenses in the income statement.



                                     II-24
                                 PARADISE, INC.
                                AND SUBSIDIARIES
                                ================

                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 2007, 2006 AND 2005
                         --------------------------------

NOTE 1:  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Employee Benefit Plan
---------------------

The Company established a 401(k) retirement plan on January 1, 2007 to replace the Company's defined benefit pension plan. All active employees in the defined benefit pension plan may elect to transfer their vested pension balance directly into the 401(k) plan. Eligibility requirements for new employees are based on completing 1,000 hours of service by the end of the first twelve months of consecutive employment and being at least 21 years old. Employee contributions are voluntary and subject to Internal Revenue Service limitations. The Company provides a matching contribution subject to annual review of the Company's financial performance. For the year ended December 31, 2007, the Company incurred $54,266 in 401(k) expense.

Earnings Per Share
------------------

Basic and diluted earnings per common share are based on the weighted average number of shares outstanding and assumed to be outstanding during the year (519,350 shares in 2007, 2006 and 2005 for basic). There are no dilutive securities outstanding at December 31, 2007, 2006 and 2005.

Reclassifications
-----------------

Certain prior period amounts have been reclassified to conform with the current period presentation.



NOTE 2:  INVENTORIES
                                2007             2006             2005
                               ------           ------           ------

Supplies                    $   140,868      $   160,885      $   202,743
Raw Materials                 1,457,375        1,626,330        1,516,514
Work in Progress                713,092          517,142          137,459
Finished Goods                5,266,671        4,129,045        4,220,697
                              ---------        ---------        ---------

TOTAL                       $ 7,578,006      $ 6,433,402      $ 6,077,413
                              =========        =========        =========




                                     II-25
                                 PARADISE, INC.
                                AND SUBSIDIARIES
                                ================

                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 2007, 2006 AND 2005
                         --------------------------------


NOTE 2:  INVENTORIES (CONTINUED)

Included in Finished Goods inventory are estimated returns related to the Allowance for Sales Returns totaling $996,147 (2007), $977,000 (2006) and $836,000 (2005).

Substantially all inventories are pledged as collateral for certain short-term obligations as well as long-term obligations.


NOTE 3:  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

                                     2007            2006           2005
                                    ------          ------         ------

Land and Improvements            $   656,040     $   656,040     $   656,040
Buildings and Improvements         6,941,132       6,933,632       5,957,590
Machinery and Equipment           14,106,309      13,873,738      13,267,931
                                  ----------      ----------      ----------

Total                             21,703,481      21,463,410      19,881,561
Less:  Accumulated Depreciation   16,183,229      15,500,258      14,615,187
                                  ----------      ----------      ----------

                                   5,520,252       5,963,152       5,266,374
Construction in Progress                                             696,605
                                   ---------      ----------      ----------

NET                              $ 5,520,252     $ 5,963,152     $ 5,962,979
                                  ==========      ==========      ==========


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

Depreciation expense for the years ended December 31, 2007, 2006 and 2005 was $692,702, $790,158 and $796,996, respectively.


                                     II-26
                                 PARADISE, INC.
                                AND SUBSIDIARIES
                                ================

                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 2007, 2006 AND 2005
                         --------------------------------


NOTE 4:  INVESTMENT IN MARKETABLE EQUITY SECURITIES

Available-for-sale securities, which are included in other assets in the balance sheet, consist of the following:

                                        2007         2006         2005
                                       ------       ------       ------

Equity Mutual Funds, at cost        $  281,837   $  281,833   $  281,817
Gross Unrealized Losses,
 Before Tax                          (  18,351 )  (  62,568 )  (  70,923 )
                                       -------      -------      -------
Total Marketable Equity
 Securities, at Fair Value          $  263,486   $  219,265   $  210,894
                                       =======      =======      =======

Proceeds and gross realized gains and losses from the sale of available-for-sale securities and the change in unrealized holding loss were as follows:

                                            2007         2006           2005
                                            ----         ----          ------

Unrealized Gains on Appreciation
 of Marketable Equity Securities         $ 44,220      $ 8,370       $ 16,201
                                           ======        =====         ======


NOTE 5:  SHORT-TERM DEBT
                                            2007          2006          2005
                                           ------        ------        ------
Letters of credit and other short-
 term debt under a revolving line of
 credit with a bank.                     $ 154,489     $ 90,676      $ 10,785
                                           -------       ------        ------

TOTAL                                    $ 154,489     $ 90,676      $ 10,785
                                           =======       ======        ======










                                    II-27
                                  PARADISE, INC.
                                 AND SUBSIDIARIES
                                 ================

                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 2007, 2006 AND 2005
                         --------------------------------

NOTE 5:  SHORT-TERM DEBT (CONTINUED)

The average monthly borrowings and weighted average interest rates were determined by month-end balances. Non-interest bearing letters of credit were included in the aggregate figures.

                                                             WEIGHTED AVERAGE
           2007                       AMOUNT                  INTEREST RATE
          ------                     --------               ----------------
Average bank short-term
 borrowings (monthly)              $   920,833                    8.40%

Average aggregate short-term
 borrowings (monthly)              $ 1,182,975                   11.11%

Maximum aggregate short-term
 borrowings (at any month-end)     $ 4,380,027

                                                             WEIGHTED AVERAGE
           2006                       AMOUNT                  INTEREST RATE
          ------                     --------               ----------------
Average bank short-term
 borrowings (monthly)             $  1,393,750                    7.76%

Average aggregate short-term
borrowings (monthly)              $  2,648,827                    6.12%

Maximum aggregate short-term
borrowings (at any month-end)     $  7,533,475

                                                             WEIGHTED AVERAGE
           2005                       AMOUNT                  INTEREST RATE
          ------                     --------               ----------------
Average bank short-term
 borrowings (monthly)              $ 1,214,583                    5.68%

Average aggregate short-term
 borrowings (monthly)              $ 2,441,025                    5.46%

Maximum aggregate short-term
 borrowings (at any month-end)     $ 6,743,263


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

                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 2007, 2006 AND 2005
                         --------------------------------

NOTE 5:  SHORT-TERM DEBT (CONTINUED)

This agreement is subject to certain conditions which must be met for the Company to continue borrowing, including debt service coverage and debt to equity ratios, a resting period provision, and other financial covenants.
The loan agreement is secured by all of the Company's assets, whether tangible or intangible.

The amount available to be drawn down based on the available collateral at December 31, 2007 was $5,633,013, at December 31, 2006 was $4,140,740 and at
December 31, 2005 was $5,073,533.


NOTE 6:  LONG-TERM DEBT

                                           2007           2006           2005
                                          ------         ------         ------
Note Payable, Libor rate plus
 applicable margin, collateralized
 by accounts receivable, inventories,
 property and equipment.  Monthly
 payments of $13,967 plus interest,
 ending May 31, 2010.                   $ 402,796      $   570,394    $ 737,993

Note Payable, 0% stated interest,
 6% imputed interest, payments of
 $275,000 and $275,000 due
 December 2008 and 2009,
 respectively.                            499,650          833,000

Note Payable, Other                                                       7,099

Obligations under capital leases.          35,857           61,112       84,269
                                          -------        ---------      -------

Total Debt                                938,303        1,464,506      829,361
Less, Current Portion                     423,115          525,781      219,328
                                          -------        ---------      -------

LONG-TERM DEBT                          $ 515,188      $   938,725    $ 610,033
                                          =======        =========      =======







                                       II-29
                                  PARADISE, INC.
                                 AND SUBSIDIARIES
                                 ================

                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 2007, 2006 AND 2005
                         --------------------------------

NOTE 6:  LONG-TERM DEBT (CONTINUED)

The aggregate principal amounts, excluding obligations under capital leases, maturing in each of the subsequent years are:

                         2008            $ 409,599
                         2009              426,099
                         2010               66,748
                                           -------

                         Total           $ 902,446
                                           =======

NOTE 7:  LEASES

The Company has certain equipment leases which are classified as capital leases. At December 31, 2007, 2006 and 2005, the amount capitalized was $158,679, $158,679 and $395,799, respectively, and the accumulated amortization was $66,431 (2007), $50,563 (2006) and $163,333 (2005).
The amount recognized as an obligation was $35,857 (2007), $61,112 (2006) and $84,269 (2005), respectively, which has been included in long-term debt shown in Note 6. Amortization expense is included in depreciation.

The Company leases certain automobiles and office equipment under operating leases ranging in length from thirty-six to sixty months. Lease payments charged to operations amounted to $59,614 (2007), $77,195
(2006) and $67,692 (2005).

At December 31, 2007, future minimum payments required under leases with terms greater than one year, and the present value of minimum capital lease payments, were as follows:
                                                           OPERATING
      YEARS ENDING DECEMBER 31,         CAPITAL LEASES       LEASES
     ---------------------------        --------------      --------
                2008                       $ 15,558        $  56,853
                2009                         11,966           41,077
                2010                          9,474           23,819
                2011                          2,943            2,232
                2012
                                             ------          -------

     Total Minimum Lease Payments            39,941        $ 123,981
     Less, Amount Representing Interest       4,084          =======
                                             ------
     PRESENT VALUE OF FUTURE MINIMUM
       CAPITAL LEASE PAYMENTS              $ 35,857
                                             ======
                                      II-30
                                 PARADISE, INC.
                                AND SUBSIDIARIES
                                ================

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2007, 2006 AND 2005
                        --------------------------------


NOTE 8:  ACCRUED EXPENSES

                                         2007         2006            2005
                                        ------       ------          ------

Accrued Payroll and Bonuses         $   274,706   $   276,527     $   137,968
Accrued Brokerage Payable               299,096       315,520         290,174
Accrued Pension Cost (Note 10)          446,717       446,717         168,686
Other Accrued Expenses                   21,510        74,320          67,553
Coupon Reimbursement                    100,000        87,500          67,501
Accrued Credit Due to Customers         318,754       457,596         566,504
Accrued Insurance Payable                98,246       158,056          98,156
Accrued Deferred Compensation           195,362       156,194
                                      ---------     ---------       ---------
TOTAL                               $ 1,754,391   $ 1,972,430     $ 1,396,542
                                      =========     =========       =========

NOTE 9:  RETIREMENT PLAN

The Company and its subsidiaries had a defined benefit pension plan covering all employees who become eligible for participation in the plan on the semiannual date following one year of service (1,000 hours worked) and the attainment of age 21. The total pension cost for 2007, 2006 and 2005 was $0, $184,457 and $207,660, respectively, which includes amortization of past service cost over 10 years. The Company made annual contributions to fund the plan equal to the amounts deductible for Federal Income Tax purposes.

The Company elected to freeze the pension plan benefit accruals effective November 30, 2006, provide 100% vesting for all active participants as of November 30, 2006 and terminate the pension plan effective December 31, 2006. The Company has filed with the appropriate regulators and will terminate the plan in 2008 once approvals have been given. The Company has treated the action as a curtailment as no further benefits will accrue after November 30, 2006.













                                    II-31
                               PARADISE, INC.
                             AND SUBSIDIARIES
                             ================

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 2007, 2006 AND 2005
                      --------------------------------


NOTE 9:  RETIREMENT PLAN (CONTINUED)

The following table sets forth the changes in benefit obligations, changes in plan assets and the reconciliation of funded status for 2007, 2006 and 2005:

                                      2007           2006           2005
                                     ------         ------         ------
Change in Benefit Obligation:
Benefit Obligation at Beginning
 of Year                          $ 3,590,367    $ 3,764,387    $ 3,475,312
Service Cost                                         183,899        174,942
Interest Cost                                        193,955        182,081
Actuarial Loss                                     1,126,955        120,167
Benefits Paid                                    (   111,278 )  (   188,115 )
Effect of Curtailment                            ( 1,567,551 )
                                    ---------      ---------      ---------

Benefit Obligation at End of Year   3,590,367      3,590,367      3,764,387
                                    ---------      ---------      ---------
Change in Plan Assets:
Fair Value of Plan Assets at
 Beginning of Year                  3,143,650      2,931,132      2,695,393
Actual Return on Plan Assets                         277,396        216,191
Employer Contributions                                46,400        207,663
Benefits Paid                                    (   111,278 )  (   188,115 )
                                    ---------      ---------      ---------
Fair Value of Plan Assets at
 End of Year                        3,143,650      3,143,650      2,931,132
                                    ---------      ---------      ---------

Funded Status at end of year
(Underfunded)                     (   446,717 )  (   446,717 )
                                    ---------      ---------      ---------

Amounts recognized in Statement
 of Financial Position
  Current Deferred Income Tax
   Assets                             160,818        160,818          N/A
  Current Liabilities             (   446,717 )  (   446,717 )        N/A
                                    ---------      ---------          ---

Accumulated Other Comprehensive
 Income, Net of Current Deferred
 Income Tax Assets                (   285,899 )  (   285,899 )        N/A
                                    ---------      ---------          ---


                                   II-32
                               PARADISE, INC.
                             AND SUBSIDIARIES
                             ================

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 2007, 2006 AND 2005
                      --------------------------------

NOTE 9:  RETIREMENT PLAN (CONTINUED)

                                              2007      2006      2005
                                              ----      ----      ----

Weighted-average assumptions used to
determine benefit obligations
Discount rate                                  N/A      4.69%     5.25%
Rate of compensation increase                  N/A      3.96%     4.01%


The 12/31/2006 amounts include the effect of the plan curtailment.

The items marked N/A were new in 2006 due to the application of SFAS 158. Retrospective application was not required. The cumulative effect of approximately $612,000, net of tax, was recognized as an adjustment to Accumulated Other Comprehensive Income in 2006.

The Components of Net Periodic Benefit Cost and Other Changes Recognized in Other Comprehensive Income (OCI) for 2007, 2006 and 2005 included the following components:

                                           2007         2006        2005
                                           ----         ----        ----
Components of net periodic benefit cost
Service Cost                           $            $  183,899  $  174,942
Interest Cost                                          193,955     182,081
Expected Return on Plan Assets                       ( 192,546 ) ( 172,303 )
Amortization of net loss                                29,383      27,746
Amortization of Prior Service
  (Credit)                                           (  31,488 ) (  31,488 )
Effect of Curtailment                                (  12,709 )
                                          -------      -------     -------

Net Periodic Benefit Cost              $            $  170,494  $  180,978
                                          =======      =======     =======

                                           2007          2006        2005
                                           ----          ----        ----

Other Changes Recognized in OCI
Net loss                              $             $  1,042,105      N/A
Amortization of Net Gain                             (    29,383 )    N/A
Amortization of Prior Service
 Cost                                                     31,488      N/A
Amount Recognized Due to Curtailment                 ( 1,554,842 )    N/A
                                         ---------     ---------      ---

                                     II-33
                               PARADISE, INC.
                             AND SUBSIDIARIES
                             ================

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 2007, 2006 AND 2005
                      --------------------------------

NOTE 9:  RETIREMENT PLAN (CONTINUED)

                                           2007          2006        2005
                                           ----          ----        ----

Total Recognized in Other
 Comprehensive Income (Loss)                         (   510,632 )    N/A
Deferred Income Tax Expense                              183,827      N/A
                                         ---------     ---------      ---

Net Amount Recognized in Other
 Comprehensive Income (Loss)          $             $(   326,805 )    N/A
                                         =========     =========      ===

Total Recognized in Net Periodic
  Benefit Cost and OCI Gain           $             $(   156,311 )    N/A
                                         =========     =========      ===


Weighted-Average Assumptions Used to
 Determine Net Periodic Benefit Cost
Discount Rate                                N/A          5.25%      5.50%
Expected Long-Term Return on Plan Assets     N/A          6.50%      6.50%
Rate of Compensation Increase                N/A          4.01%      4.01%


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

                                       2007            2006            2005
                                      ------          ------          ------

Comparison of Obligations to
 Plan Assets:
  Projected benefit obligation      $ 3,590,367   $  3,590,367    $  3,764,387
  Accumulated benefit obligation      3,590,367      3,590,367       2,896,637
  Fair value of plan assets at
   measurement date                   3,102,650      3,102,650       2,931,132



                                   II-34
                               PARADISE, INC.
                             AND SUBSIDIARIES
                             ================

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 2007, 2006 AND 2005
                      --------------------------------


NOTE 9:  RETIREMENT PLAN (CONTINUED)

                                       2007            2006           2005
                                      ------          ------         ------

Plan Assets by Category:
 Cash and cash equivalents              100%            100%             0%
 Equity securities                        0%              0%            48%
 Debt securities                          0%              0%            13%
 Real estate                              0%              0%             0%
 Uncategorized - Whole Life
  Insurance Contract                      0%              0%            39%
                                        ---             ---            ---

   Total                                100%            100%           100%
                                        ===             ===            ===

Description of investment policies
----------------------------------

Prior to 2006, the assets of the Plan were allocated in a diversified portfolio of investments. The portfolio was primarily invested in mutual funds with a significant portion of the Plan's assets allocated to the cash value of life insurance contracts. During 2006, Paradise, Inc. elected to file for termination of the Company's Defined Benefit Pension Plan. With the possibility that the process to receive governmental approval to terminate the Plan taking upwards of 12-18 months, Paradise, Inc. re-directed 100% of its pension plan investments to a money market account. This investment strategy is conservative and is solely designed to provide for the protection of the Plan's assets during the termination period.


Estimated future contributions
------------------------------

In 2008, the Company expects to make $446,717 of contributions directly to pension plan assets. The Company does not expect to make any further contributions due to the planned termination of the pension plan.








                                   II-35

                              PARADISE, INC.
                             AND SUBSIDIARIES
                             ================

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 2007, 2006 AND 2005
                      --------------------------------


NOTE 9:  RETIREMENT PLAN (CONTINUED)

Estimated future benefit payments
---------------------------------

The benefit payments expected to be paid in 2008 are $3,590,367. No benefit payments are expected after 2008. These amounts are based on current data and assumptions.


NOTE 10:  PROVISION FOR FEDERAL AND STATE INCOME TAXES

The provisions for income taxes are comprised of the following amounts:

                                       2007            2006            2005
                                      ------          ------          ------
CURRENT:
Federal                            $  542,943      $  299,837     $   372,490
State                                  92,650          51,035          47,260
                                      -------         -------         -------
                                      635,593         350,872         419,750
                                      -------         -------         -------
DEFERRED:
Federal                             ( 103,273 )     ( 104,530 )     (   2,328 )
State                               (  17,679 )     (  17,893 )     (     399 )
                                      -------          ------         -------
                                    ( 120,952 )     ( 122,423 )     (   2,727 )
                                      -------         -------         -------
TOTAL PROVISION FOR
INCOME TAXES                       $  514,641      $  228,449     $   417,023
                                      =======         =======         =======















                                   II-36
                              PARADISE, INC.
                             AND SUBSIDIARIES
                             ================

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 2007, 2006 AND 2005
                      --------------------------------


NOTE 10:  PROVISION FOR FEDERAL AND STATE INCOME TAXES (CONTINUED)

A reconciliation of the differences between the tax provisions attributable to income from continuing operations and the tax provision at statutory Federal income tax rate follows:

                                      2007            2006           2005
                                     ------          ------         ------
Income Taxes Computed at
 Statutory Rate                    $ 439,669       $ 206,576      $ 331,093
State Income Tax, Net of Federal
 Income Tax Benefit                   74,972          21,873         32,313
Other, Net                                                           53,617
                                     -------         -------        -------

PROVISION FOR INCOME TAXES         $ 514,641       $ 228,449      $ 417,023
                                     =======         =======        ======


The Company recognizes deferred tax assets and liabilities for future tax consequences of events that have been previously recognized in the Company's financial statements or tax returns. The measurement of deferred tax assets and liabilities is based on provisions of the enacted tax law; the effects of future changes in tax laws or rates are not anticipated.

Significant components of the Company's deferred tax assets and liabilities at December 31, 2007, 2006 and 2005 were:

                                          2007           2006          2005
                                         ------         ------        ------
Deferred Tax Assets resulting from:
 Inventory Valuation                  $  190,785      $ 105,075     $  97,019
 Allowance for Sales Returns
  and Related Provision for
  Return of Finished Goods                58,569         55,316        54,563
 Unrealized Loss on Investments            6,731         11,201        24,350
 Deferred Compensation Liability          46,744         58,776
 Retirement Plan Unfunded Liability      168,100        160,818
                                         -------        -------       -------
  Total Deferred Tax Assets              470,929        391,186       175,932
                                         -------        -------       -------





                                     II-37
                              PARADISE, INC.
                             AND SUBSIDIARIES
                             ================

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 2007, 2006 AND 2005
                      --------------------------------


NOTE 10:  PROVISION FOR FEDERAL AND STATE INCOME TAXES (CONTINUED)

                                          2007           2006          2005
                                         ------         ------        ------

Deferred Tax Liabilities resulting from:
  Tax over Book Depreciation             297,373        352,595       431,784
                                         -------        -------       -------
Total Deferred Tax Liabilities           297,373        352,595       431,784
                                         -------        -------       -------

Net Deferred Tax (Asset) Liability    $( 173,556 )   $(  38,591 )   $ 255,852
                                         =======        =======       =======
The Net Deferred Tax (Asset)
 Liability is reflected in the
 Balance Sheet under these captions:
  Deferred Income Tax Asset           $( 470,929 )   $( 391,186 )  $( 175,932 )
  Deferred Income Tax Liability          297,373        352,595       431,784
                                         -------        -------       -------

                                      $( 173,556 )   $(  38,591 )  $  255,852
                                         =======        =======       =======

FIN 48
------

In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted FIN 48 effective January 1, 2007.










                                     II-38
                              PARADISE, INC.
                             AND SUBSIDIARIES
                             ================

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 2007, 2006 AND 2005
                      --------------------------------


NOTE 10:  PROVISION FOR FEDERAL AND STATE INCOME TAXES (CONTINUED)

Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the determination of the ultimate tax effects is uncertain. We record our tax provision based on current and future income taxes that will be due. In the determination of our provision, we have taken certain tax positions in the consideration of the effects of income and expenses that have been recognized and included in the accompanying financial statements that may or may not be recognized in the determination of current or future income taxes. Under FIN 48, we record a liability for these unrecognized tax benefits when we believe that certain positions might be challenged despite our belief that our tax return positions are fully supportable.
We review our liability for unrecognized tax benefits quarterly and adjust it in light of changing facts and circumstances, such as the outcome of tax audit. As of December 31, 2007, we do not expect that any of the tax positions taken by the Company for the tax periods open to audit, if challenged, would result in a significant tax liability.


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






                                     II-39
                              PARADISE, INC.
                             AND SUBSIDIARIES
                             ================

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 2007, 2006 AND 2005
                      --------------------------------


NOTE 11:  BUSINESS SEGMENT DATA (CONTINUED)

                                  YEAR              YEAR             YEAR
                                  ENDED             ENDED            ENDED
NET SALES IN EACH SEGMENT         2007              2006             2005
                                 ------            ------           ------
Candied Fruit:
Sales to Unaffiliated
 Customers                   $ 17,966,624      $ 18,225,869     $ 16,906,637

Molded Plastics:
Sales to Unaffiliated
 Customers                      7,513,715         7,846,280        8,045,187
                               ----------        ----------       ----------

NET SALES                    $ 25,480,339      $ 26,072,149     $ 24,951,824
                               ==========        ==========       ==========


                                  YEAR              YEAR             YEAR
                                  ENDED             ENDED            ENDED
                                  2007              2006             2005
                                 ------            ------           ------
THE OPERATING PROFIT OF
EACH SEGMENT IS LISTED BELOW

Candied Fruit                 $ 5,309,903       $ 4,426,349      $ 3,479,015
Molded Plastics                 1,242,848         1,484,029        2,097,688
                                ---------         ---------        ---------

OPERATING PROFIT OF SEGMENTS    6,552,751         5,910,378        5,576,703

General Corporate Expenses,
 Net                          ( 4,985,480 )     ( 4,943,774 )    ( 5,008,995 )
General Corporate Depreciation
 and Amortization Expense     (    80,882 )     (   153,635 )    (   147,089 )
Interest Expense              (   239,009 )     (   246,448 )    (   189,218 )
Other Income                      104,776            41,842          742,402
                                ---------         ---------        ---------
INCOME BEFORE PROVISION FOR
INCOME TAXES                  $ 1,352,156       $   608,363      $   973,803
                                =========         =========        =========





                                     II-40
                              PARADISE, INC.
                             AND SUBSIDIARIES
                             ================

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 2007, 2006 AND 2005
                      --------------------------------


NOTE 11:  BUSINESS SEGMENT DATA (CONTINUED)

Operating profit is composed of net sales, less direct costs and overhead costs associated with each segment. The candied fruit segment purchases items from the molded plastics segment at cost. These transactions are then eliminated during consolidation. Due to the high degree of integration between the segments of the Company, it is not practical to allocate general corporate expenses, interest, and other income between the various segments.


                                  YEAR              YEAR             YEAR
                                  ENDED             ENDED            ENDED
                                  2007              2006             2005
                                 ------            ------           ------
IDENTIFIABLE ASSETS OF EACH
SEGMENT ARE LISTED BELOW

Candied Fruit                $  9,814,759      $  7,422,446     $  7,907,087
Molded Plastics                 5,383,228         6,067,845        5,508,452
                               ----------        ----------       ----------

Identifiable Assets            15,197,987        13,490,291       13,415,539
General Corporate Assets        5,742,936         7,728,271        6,161,647
                               ----------        ----------       ----------

TOTAL ASSETS                 $ 20,940,923      $ 21,218,562     $ 19,577,186
                               ==========        ==========       ==========

Included in the Identifiable Assets of the Molded Plastics Segment is goodwill totaling $413,280 at December 31, 2007, 2006 and 2005.

Identifiable assets by segment are those assets that are principally used in the operations of each segment. General corporate assets are principally cash, land and buildings, and investments.












                                     II-41
                              PARADISE, INC.
                             AND SUBSIDIARIES
                             ================

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 2007, 2006 AND 2005
                      --------------------------------


NOTE 11:  BUSINESS SEGMENT DATA (CONTINUED)

                                   YEAR              YEAR             YEAR
                                   ENDED             ENDED            ENDED
                                   2007              2006             2005
                                  ------            ------           ------
DEPRECIATION AND
AMORTIZATION EXPENSE OF
EACH SEGMENT ARE LISTED BELOW

Candied Fruit                   $ 498,002         $ 444,445        $ 460,945
Molded Plastics                   275,916           312,396          248,672
                                  -------           -------          -------
Segment Depreciation and
  Amortization Expense            773,918           756,841          709,617
General Corporate Depreciation
  and Amortization Expense         80,882           153,635          147,089
                                  -------           -------          -------
TOTAL DEPRECIATION AND
AMORTIZATION EXPENSE            $ 854,800         $ 910,476        $ 856,706
                                  =======           =======          =======


                                   YEAR            YEAR            YEAR
                                   ENDED           ENDED           ENDED
                                   2007            2006            2005
                                  ------          ------          ------
CAPITAL EXPENDITURES OF
EACH SEGMENT ARE LISTED BELOW

Candied Fruit                   $  83,857       $ 412,814      $   397,436
Molded Plastics                   169,445         343,284          739,703
                                  -------         -------        ---------

Segment Capital Expenditures      253,302         756,098        1,137,139
General Corporate Capital
 Expenditures                       6,230          36,554           78,088
                                  -------         -------        ---------

TOTAL CAPITAL EXPENDITURES      $ 259,532       $ 792,652      $ 1,215,227
                                  =======         =======        =========

The Company conducts operations only within the United States. Foreign sales are insignificant; primarily all sales are to domestic companies.



                                     II-42
                              PARADISE, INC.
                             AND SUBSIDIARIES
                             ================

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 2007, 2006 AND 2005
                      --------------------------------

NOTE 12:  MAJOR CUSTOMERS

With the continuing acquisitions, mergers and other consolidations in the supermarket industry, there is increasing concentration of candied fruit buying activity. During 2007, the Company derived nearly 15% of its consolidated revenues from Wal-Mart Stores, Inc. This customer is not affiliated with Paradise, Inc. in any way, and has exclusive use of a Paradise-owned controlled brand. In addition, plastics sales to Aqua Cal, Inc. accounted for 13% of the Company's consolidated revenues. The loss of any of these customers would have a material adverse effect on operating earnings.


NOTE 13:  CONCENTRATION OF CREDIT RISK

Financial instruments which potentially subject the Company to concentration of credit risk consist principally of cash equivalents and unsecured trade receivables. The Company's cash equivalents are maintained with several financial institutions located in Florida. Accounts at each institution are secured by the Federal Deposit Insurance Corporation up to $100,000. Uninsured balances aggregate to $3,299,821 at December 31, 2007. The Company grants credit to customers, substantially all of whom are located in the United States. The Company's ability to collect these receivables is dependent upon economic conditions in the United States and the financial condition of its customers.


NOTE 14:  	SUBSEQUENT EVENT

On March 18, 2008, the Company declared a regular dividend of $.10 per share to stockholders of record at April 11, 2008.

















                                     II-43
Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                   None


Item 8A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures
------------------------------------------------

Our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of our year ended December 31, 2007 pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of our year ended December 31, 2007, our disclosure controls and procedures were effective.

The term "disclosure controls and procedures," as defined under the Exchange Act, means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.


Changes in Internal Control over Financial Reporting
----------------------------------------------------

There have been no changes in our internal control over financial reporting that occurred during the year ended December 31, 2007 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.














                                   II-44
Item 8B.  Management's Annual Report on Internal Control over
           Financial Reporting


Our management, under the supervision and with the participation of our President and Chief Executive Officer and our Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. Management's evaluation was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

  (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets;

  (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and board of directors; and

  (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting determined to be effective can provide only reasonable assurance with respect to financial statement preparation and may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on the COSO criteria and our management's evaluation, our management believes our internal control over financial reporting as of December 31, 2007 was effective.











                                   II-45
Item 8B.   Management's Annual Report on Internal Control over
           Financial Reporting (Continued)


Important Considerations
------------------------

The effectiveness of our disclosure controls and procedures and our internal control over financial reporting is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the soundness of our systems, the possibility of human error, and the risk of fraud. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and the risk that the degree of compliance with policies or procedures may deteriorate over time. Because of these limitations, there can be no assurance that any system of disclosure controls and procedures or internal control over financial reporting will be successful in preventing all errors or fraud or in making all material information known in a timely manner to the appropriate levels of management.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.




























                                    II-46
PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16 (a) of the Exchange Act

                    Directors of the Registrant
                    ---------------------------

Melvin S. Gordon -           CEO and Chairman of the Registrant, 74 years old.
                             Term of office will expire at next stockholders' meeting. Officer with Registrant past 43 years.

Eugene L. Weiner -           Vice-President of the Registrant, 76 years old.
                             Term of office will expire at next stockholders' meeting. Officer with Registrant past 42 years.
                             (See note on page III-2)

Randy S. Gordon -            President of the Registrant, 52 years old. Term
                             of office will expire at next stockholders' meeting. Employee or officer of Registrant past
                             29 years.

Tracy W. Schulis -           Senior Vice-President and Secretary of the
                             Registrant, 50 years old. Term of office will expire at next stockholders' meeting. Employee or officer of Registrant past 28 years.

Mark H. Gordon -             Executive Vice-President of the Registrant, 45
                             years old. Term of office will expire at next stockholders' meeting. Employee or Officer of Registrant past 22 years.

                    Executive Officers of the Registrant
                    ------------------------------------

Melvin S. Gordon -           CEO and Chairman, 74 years old.  Term of office
                             will expire at next annual directors' meeting.
                             Officer with Registrant past 43 years.

Eugene L. Weiner -           Vice-President, 76 years old.  Term of office
                             will expire at next annual directors' meeting.
                             Officer with Registrant past 42 years.

Randy S. Gordon -            President, 52 years old.  Term of office will
                             expire at next annual directors' meeting.
                             Employee or officer of Registrant past 29 years.

Tracy W. Schulis -           Senior Vice-President and Secretary, 50 years
                             old.  Term of office will expire at next annual
                             directors' meeting.   Employee or officer of
                             Registrant past 28 years.

Mark H. Gordon -             Executive Vice-President, 45 years old.  Term of
                             office will expire at next annual directors' meeting. Employee or Officer of Registrant past
                             22 years.
                                       III-1
Item 9.  Directors and Executive Officers of the Registrant (Continued)


Jack M. Laskowitz -          CFO and Treasurer, 51 years old.  Term of office
                             will expire at annual directors' meeting.
                             Employee or officer with Registrant past 7 years.


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











III-2
Item 10.  Executive Compensation

(a) and (b)  The following summary compensation table sets forth all remuneration paid or accrued by the Company and its subsidiaries for the years ended December 31, 2007, 2006 and 2005 to its Chief Executive Officer and the four other highest paid executive officers whose total remuneration exceeded $100,000.

                             COMPENSATION
                             ------------
NAME AND PRINCIPAL                                           BENEFITS UPON
    POSITION             YEAR    SALARY (1)    BONUS       RETIREMENT (2) (3)
--------------------     ----    ----------   -------     -------------------
Melvin S. Gordon,
 Chief Exec. Officer     2007    $ 372,029     65,000
                         2006      353,226     65,000
                         2005      353,478     65,000            (4)

Randy S. Gordon,
 President               2007      225,270     66,957         $ 44,977
                         2006      213,846     49,257           44,977
                         2005      206,814     49,257           72,000

Tracy W. Schulis,
 Senior Vice-President
  and Secretary          2007      225,270     72,357           42,633
                         2006      212,420     49,257           42,633
                         2005      206,516     49,257           72,000

Mark H. Gordon,
 Executive Vice-
  President              2007      225,270     59,057           33,888
                         2006      212,964     49,257           33,888
                         2005      205,858     49,257           72,000

Jack M. Laskowitz,
 Chief Financial Officer 2007      118,564     27,635            5,419
                         2006      111,804     13,800            5,419
                         2005      104,079     12,000           22,217

       NOTES TO THE ABOVE TABLE
       ------------------------

1. Includes personal use of Company automobiles and PS-58 costs.

2. The amounts at December 31, 2007 were calculated based on the retirement plan being frozen on November 30, 2006 pursuant to the Company's curtailment of plan benefits in connection with actions taken to terminate the plan in 2007 as soon as regulatory approval is received. The prior year amounts were computed actuarially according to the Retirement Plan of the Company assuming certain facts as follows: a) that the participant remains in the service of the Company until his normal retirement date at age 65; b) that the participant's earnings increase 4.50% annually during the remainder of his service until retirement age subject to the maximum annual compensation limits established by law; and c) that the plan be continued without substantial modification.
                                    III-3
Item 10.  Executive Compensation (Continued)

3. As of the latest available actuarial valuation date.

4. Received a "lump-sum" distribution in 1999.



(c) and (d)  Options, Warrants, or Rights
             ----------------------------

             Not applicable

(e)  Long-Term Incentive Plan Awards Table
     -------------------------------------

             Not Applicable


Item 11.  Security Ownership of Certain Beneficial Owners and Management
            and Related Stockholder Matters

(a) The following table sets forth as of December 31, 2007, information concerning the beneficial ownership of the common stock of the Company by the persons who own, are known by the company to own, or who the Company has been advised have filed with the S.E.C. declarations of beneficial ownership, of more than 5% of the outstanding common stock.





























                                    III-4
Item 11.  Security Ownership of Certain Beneficial Owners and Management
           and Related Stockholder Matters (Continued)

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

      Exhibit (31.2) - Certification of Chief Financial Officer pursuant to
                       Rule 13a-14(a) (filed herewith)

      Exhibit (32.1) - Certification of Chief Executive Officer pursuant to
                       18 U.S.C. Section 1350 (filed herewith)

      Exhibit (32.2) - Certification of Chief Financial Officer pursuant to
                       18 U.S.C. Section 1350 (filed herewith)


(b)    Reports on Form 8-K
       -------------------

       On December 20, 2007, Form 8-K was filed by Paradise, Inc. in order for the Board of Directors to appoint Pender Newkirk & Company, LLP to serve as Paradise, Inc.'s independent auditors for the current fiscal year ending December 31, 2007. Pender Newkirk and Company, LLP replaced Bella, Hermida, Gillman, Hancock & Mueller as Paradise, Inc.'s independent auditors.












                                    III-6
Item 14.  Principal Accountant Fees and Services
          --------------------------------------

Audit Fees
----------

The aggregate fees billed for professional services rendered by Pender Newkirk and Company, LLP and Bella, Hermida, Gillman, Hancock & Mueller for the audit of the Company's annual financial statements and review of financial statements included in the Company's Forms 10-QSB for fiscal years 2007 and 2006 were $142,470 and $97,350, respectively. At the time of this filing, not all audit fees had been billed for the 2007 fiscal year.

Audit-Related Fees
------------------

The aggregate fees billed in fiscal years 2007 and 2006 for assurance and related services by Pender Newkirk and Company, LLP and Bella, Hermida, Gillman, Hancock & Mueller that were reasonably related to the performance of the audit or review of the Company's financial statements were $30,000 and $-0-, respectively. The nature of those services was employee benefit plan audits, due diligence related to potential acquisitions, and accounting consultations in connection with potential acquisitions.

Tax Fees
--------

The aggregate fees billed in fiscal years 2007 and 2006 for professional services rendered by Pender Newkirk and Company, LLP and Bella, Hermida, Gillman, Hancock & Mueller for tax compliance, tax advice and tax planning were $36,000 and $33,000, respectively. The nature of those services involved the preparation of federal, state and local tax returns, tax payment-planning services and preparation of employee benefit plan tax forms.

All Other Fees
--------------

No fees were billed in fiscal years 2007 and 2006 for professional services rendered by Pender Newkirk and Company, LLP and Bella, Hermida, Gillman, Hancock & Mueller for other products or services.

The Company has not formally designated an audit committee and as a result, the entire board of directors performs the duties of an audit committee. It's the Board's policy to pre-approve all services provided by Pender Newkirk and Company, LLP on December 20, 2007. Since all services provided by the principal accountant are pre-approved, the Company does not rely on pre-approval policies and procedures.








                                    III-7

                              SIGNATURES
                              ----------

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



March 28, 2008                                       PARADISE, INC.
--------------
Date
                                                     /s/ Melvin S. Gordon
                                                     --------------------
                                                     Melvin S. Gordon
                                                     CEO and Chairman


In accordance with the Exchange Act this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.



/s/ Melvin S. Gordon          CEO, Chairman               March 28, 2008
----------------------         and Director               --------------
 Melvin S. Gordon                                         Date


/s/ Eugene L. Weiner          Vice-President              March 28, 2008
----------------------         and Director               --------------
 Eugene L. Weiner                                         Date


/s/ Randy S. Gordon           President and Director      March 28, 2008
----------------------                                    --------------
 Randy S. Gordon                                          Date


/s/ Tracy W. Schulis          Senior Vice-President,      March 28, 2008
----------------------         Secretary and Director     --------------
 Tracy W. Schulis                                         Date


/s/ Mark H. Gordon            Executive Vice-President    March 28, 2008
----------------------         and Director               --------------
 Mark H. Gordon                                           Date


/s/ Jack M. Laskowitz         CFO and Treasurer           March 28, 2008
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



March 28, 2008                                       PARADISE, INC.
--------------
Date

                                                     --------------------
                                                     Melvin S. Gordon
                                                     CEO and Chairman


In accordance with the Exchange Act this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.



                              CEO, Chairman               March 28, 2008
----------------------         and Director               --------------
 Melvin S. Gordon                                         Date


                              Vice-President              March 28, 2008
----------------------         and Director               --------------
 Eugene L. Weiner                                         Date


                              President and Director      March 28, 2008
----------------------                                    --------------
 Randy S. Gordon                                          Date


                              Senior Vice-President,      March 28, 2008
----------------------         Secretary and Director     --------------
 Tracy W. Schulis                                         Date


                              Executive Vice-President    March 28, 2008
----------------------         and Director               --------------
 Mark H. Gordon                                           Date


                              CFO and Treasurer           March 28, 2008
----------------------                                    --------------
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


Date:  March 28, 2008


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


Date:  March 28, 2008


 /s/ Jack M. Laskowitz
-------------------------------
Jack M. Laskowitz
Chief Financial Officer and Treasurer



































                                Exhibit 32.1

         Certification of CEO Pursuant to 18 U.S.C. Section 1350
  as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
  --------------------------------------------------------------------


In connection with the Annual Report of Paradise, Inc. on Form 10-KSB for the period ending December 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Melvin S. Gordon, as Chief Executive Officer of Paradise, Inc., certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities and Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of Paradise, Inc.


         /s/ Melvin S. Gordon                  Date:  March 28, 2008
       -----------------------------
       Melvin S. Gordon
       Chief Executive Officer and Chairman






























                                Exhibit 32.2

        Certification of CFO Pursuant to 18 U.S.C. Section 1350
  as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
  --------------------------------------------------------------------


In connection with the Annual Report of Paradise, Inc. on Form 10-KSB for the period ending December 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jack M. Laskowitz, as Chief Financial Officer of Paradise, Inc., certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities and Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of Paradise, Inc.


         /s/ Jack M. Laskowitz               Date:  March 28, 2008
       ----------------------------
       Jack M. Laskowitz
       Chief Financial Officer and Treasurer






























??

??

??

??