Form 10-Q
period 2008-03-31
PARADISE INC
filed 2008-05-15
CIK 76149

FORM 10-Q

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


(X) Quarterly report pursuant to section 13 or 15(d) of the Securities Act of 1934.

        For the quarterly period ended March 31, 2008

                            or

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

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer               Accelerated filer
                        ---                             ---

Non-accelerated filer                 Smaller reporting company  X
                      ---                                       ---

Indicate by check mark whether the registration is a shell company (as defined in Rule 125-2 of the Exchange Act)

Yes       No X
   ---      ---

The number of shares outstanding of each of the issuer's classes of common stock:

          Class                          Outstanding as of March 31,
          -----                          ---------------------------
                                          2008               2007
                                          ----               ----
       Common Stock
      $0.30 Par Value                519,350 Shares      519,350 Shares
                                 PARADISE, INC.

                                   FORM 10-Q
               FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008
                                     INDEX
                                     -----


PART I.      FINANCIAL INFORMATION                                      PAGE
                                                                        ----

             ITEM 1.

             FINANCIAL STATEMENTS                                        2-9
             --------------------


             ITEM 2.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS                       10-12
             -------------------------------------------------


             ITEM 3.

             QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK - N/A
             ---------------------------------------------------------------


             ITEM 4T.

             CONTROLS AND PROCEDURES                                     13
             -----------------------


PART II.     OTHER INFORMATION

             ITEMS 1 - 6.                                               13-14
             ------------


SIGNATURES                                                               14
----------


















PARADISE, INC.                   COMMISSION FILE NO. 0-3026

PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements

                           PARADISE, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                           -------------------------------

                                      AS OF         AS OF          AS OF
                                    MARCH 31,    DECEMBER 31,     MARCH 31,
                                      2008           2007           2007
					     (UNAUDITED)			    (UNAUDITED)
                                      ----           ----           ----
ASSETS
------

CURRENT ASSETS:
 Cash and Unrestricted
  Demand Deposits                 $   810,974   $  3,193,207   $  1,676,144
 Accounts and Notes
  Receivable, Less
  Allowances of $0 (3/31/08),
  $0 (12/31/07) and
  $0 (3/31/07)                      1,576,552      1,775,793      1,730,068
 Inventories:
  Raw Materials                     2,796,722      1,598,243      2,789,009
  Work in Process                      12,548        713,092          6,259
  Finished Goods                    7,419,705      5,266,671      4,953,386
 Deferred Income Tax                  470,928        470,929        391,185
 Income Tax Refund
  Receivable                           93,408                        15,235
 Prepaid Expenses and Other
  Current Assets                      248,835        472,876        322,419
                                   ----------     ----------     ----------

   TOTAL CURRENT ASSETS            13,429,672     13,490,811     11,883,705

 Property, Plant and Equipment,
  Less Accumulated Depreciation
  of $16,344,907 (3/31/08),
  $16,183,229 (12/31/07) and
  $15,672,101 (3/31/07)             5,436,423      5,520,252      5,820,503
 Goodwill                             413,280        413,280        413,280
 Customer Base and Non-Compete
  Agreement                         1,037,701      1,069,172      1,195,057
 Other Assets                         450,919        447,408        363,338
                                   ----------     ----------     ----------

TOTAL ASSETS                     $ 20,767,995   $ 20,940,923   $ 19,675,883
                                   ==========     ==========     ==========








See Accompanying Notes to these Consolidated Financial Statements (Unaudited)

2
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

                                      AS OF         AS OF           AS OF
                                    MARCH 31,    DECEMBER 31,      MARCH 31,
                                      2008           2007            2007
                                   (UNAUDITED)                    (UNAUDITED)
                                      ----           ----            ----


CURRENT LIABILITIES:
 Notes and Trade Acceptances
  Payable                        $    121,312   $     154,489    $    226,379
 Current Portion of Long-Term
  Debt                                470,678         423,115         613,978
 Accounts Payable                   1,620,338         746,902       1,129,414
 Accrued Liabilities                1,103,539       1,754,391       1,052,690
 Income Taxes Payable                                 247,112
                                    ---------      ----------       ---------

   TOTAL CURRENT LIABILITIES        3,315,867       3,326,009       3,022,461


LONG-TERM DEBT, NET OF CURRENT
 PORTION                              420,989         515,188         807,499

DEFERRED INCOME TAX LIABILITY         297,373         297,373         352,595
                                    ---------      ----------       ---------

   TOTAL LIABILITIES                4,034,229       4,138,570       4,182,555
                                    ---------      ----------       ---------

STOCKHOLDERS' EQUITY:
 Common Stock: $.30 Par Value,
   2,000,000 Shares Authorized,
   583,094 Shares Issued,
   519,350 Shares Outstanding         174,928         174,928         174,928
 Capital in Excess of Par Value     1,288,793       1,288,793       1,288,793
 Retained Earnings                 15,818,411      15,886,998      14,622,193
 Unrealized Holding Gain (Loss)
  on Securities                   (   271,447 )  (    271,447 )  (    315,667 )
 Treasury Stock, at Cost,
  63,744 Shares                   (   276,919 )  (    276,919 )  (    276,919 )
                                   ----------      ----------      ----------

   Total Stockholders' Equity      16,733,766      16,802,353      15,493,328
                                   ----------      ----------      ----------
TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY            $ 20,767,995   $  20,940,923   $  19,675,883
                                   ==========      ==========      ==========









See Accompanying Notes to these Consolidated Financial Statements (Unaudited)

3
                       PARADISE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                                (UNAUDITED)
                     -----------------------------------

                               FOR THE THREE MONTHS ENDED
                               --------------------------
                                         MARCH 31
                                         --------
                                   2008            2007
                                   ----            ----

Net Sales                     $  2,896,366    $  2,865,457
                                 ---------       ---------

Costs and Expenses:
 Cost of Goods Sold
  (excluding Depreciation)       1,956,510       2,236,032
 Selling, General and
  Administrative Expense           819,488         896,210
 Depreciation and Amortization     197,077         227,223
 Interest Expense                   12,051          26,789
                                 ---------       ---------

   Total Costs and Expenses      2,985,126       3,386,254
                                 ---------       ---------

Loss from Operations           (    88,760 )   (   520,797 )

Other Income                        20,172          41,573
                                 ---------       ---------
Loss from Operations Before
 Provision for Income Taxes    (    68,588 )   (   479,224 )

Provision for Income Taxes               0               0
                                 ---------       ---------

Net Loss                      $(    68,588 )  $(   479,224 )
                                 =========       =========



Loss per Common Share            $(  .13 )       $(  .92 )
                                    ====            ====

Dividend per Common Share        $   .10         $   .10
                                    ====            ====












See Accompanying Notes to these Consolidated Financial Statements (Unaudited)

4
                    PARADISE, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (UNAUDITED)
                ---------------------------------------

                                      FOR THE THREE MONTHS ENDED
                                      --------------------------
                                               MARCH 31,
                                               ---------
                                          2008             2007
                                          ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Loss                            $(    68,588 )   $(   479,224 )
 Adjustments to Reconcile Net
  Loss to Net Cash Used in
  Operating Activities:
   Depreciation and Amortization          197,077          227,223
   Decrease (Increase) in:
    Accounts Receivable                   199,240      ( 1,088,394 )
    Inventories                       ( 2,650,969 )    ( 1,315,252 )
    Prepaid Expenses                      224,042          175,146
    Other Assets                      (     5,735 )         14,100
    Income Tax Receivable             (    93,408 )    (    15,235 )
   Increase (Decrease) in:
    Accounts Payable                      873,437           69,378
    Accrued Expense                   (   650,492 )    (   919,739 )
    Income Taxes Payable              (   247,112 )    (   305,766 )
                                        ---------        ---------
    Net Cash Used in
      Operating Activities            ( 2,222,508 )    ( 3,637,763 )
                                        ---------        ---------

CASH FLOWS FROM INVESTING
 ACTIVITIES:
 Purchase of Property and
  Equipment                           (    77,847 )    (    47,787 )
                                        ---------        ---------

   Net Cash Used in
    Investing Activities              (    77,847 )    (    47,787 )
                                        ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net Proceeds (Payments) of
  Short-Term Debt                     (    33,117 )        135,703
 Principal Payments of Long-Term
  Debt                                (    48,761 )    (    45,394 )
                                        ---------        ---------

   Net Cash Provided by (Used in)
    Financing Activities              (    81,878 )         90,309
                                        ---------        ---------

   Net Decrease in Cash               ( 2,382,233 )    ( 3,595,241 )





See Accompanying Notes to these Consolidated Financial Statements (Unaudited)

5

CASH AT BEGINNING OF PERIOD             3,193,207        5,271,385
                                        ---------        ---------

CASH AT END OF PERIOD                $    810,974     $  1,676,144
                                        =========        =========


SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for:
    Interest                        $       6,551     $     11,514
    Income Tax                            305,000                0
                                        ---------        ---------

     Net Supplemental Cash Flows    $     311,551     $     11,514
                                        =========        =========


  Noncash financing activity:
    Dividends Declared              $      51,935     $     51,935
                                        =========        =========






































See Accompanying Notes to these Consolidated Financial Statements (Unaudited)

6

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

The information furnished herein reflects all adjustments and accruals that management believes is necessary to fairly state the operating results for the respective periods. The notes to the financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company's Form 10-KSB for the year ended December 31, 2007. The Company's management believes that the disclosures are sufficient for interim financial reporting purposes.


Note 2     Net Loss per Share
--------------------------------------

Net loss per share, assuming no dilution, are based on the weighted average number of shares outstanding during the period: 519,350
(2008 and 2007).


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


7
             Three Months    Year Ended    Three Months
                                       Ended       December 31,      Ended
                                   March 31, 2008      2007      March 31, 2007
                                   --------------      ----      --------------

Net Sales in Each Segment
-------------------------

Fruit:
 Sales to Unaffiliated Customers     $   813,506   $ 17,966,624   $   781,614

Molded Plastics:
 Sales to Unaffiliated Customers       2,082,860      7,513,715     2,083,843
                                       ---------     ----------     ---------

Net Sales                            $ 2,896,366   $ 25,480,339   $ 2,865,457
                                       =========     ==========     =========

For the three month period ended March 31, 2008 and 2007, sales of frozen strawberry products totaled $225,155 and $242,682, respectively. Sales of frozen strawberry products for the year ended December 31, 2007 totaled $337,111.

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

             Three Months    Year Ended    Three Months
                                       Ended       December 31,      Ended
                                   March 31, 2008      2007      March 31, 2007
                                   --------------      ----      --------------

Identifiable Assets of Each
 Segment are Listed Below
---------------------------

Fruit                              $ 11,319,425   $  9,814,759   $  8,889,159

Molded Plastics                       6,266,722      5,383,228      7,041,233
                                     ----------     ----------     ----------

Identifiable Assets                  17,586,147     15,197,987     15,930,392

General Corporate Assets              3,181,848      5,742,936      3,745,491
                                     ----------     ----------     ----------

Total Assets                       $ 20,767,995   $ 20,940,923   $ 19,675,883
                                     ==========     ==========     ==========


Identifiable assets by segment are those assets that are principally used in the operations of each segment. General corporate assets are principally cash, land and buildings, and investments.

8
Note 4   Retirement Plan
------------------------

As discussed in the 10-KSB for the year ended December 31, 2007, the Company elected to freeze the pension plan benefit accruals effective November 30, 2006. On March 28, 2008, Paradise, Inc. received final approval from the IRS to terminate this pension plan. As of the date of this current filing, Paradise, Inc. is waiting for Principal Financial Group, the pension plan administrator, to calculate the exact amount of the unfunded liability. The Company recorded an accrued liability of $446,727 in December of 2006 to account for this contribution.

















































9
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
------------------------------------------------------------------------


Forward-Looking Statements
--------------------------

This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact should be considered "forward-looking statements" for the purpose of these provisions, including statements that include projections of, or expectations about, earnings, revenues or other financial items, statements about our plans and objectives for future operations, statements concerning proposed new products or services, statements regarding future economic conditions or performance, statements concerning our expectations regarding the attraction and retention of customers, statements about market risk and statements underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of such terminology as "may", "will", "expects", "potential", or "continue", or the negative thereof or other similar words. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we can give no assurance that such expectations or any of our forward-looking statements will prove to be correct. Actual results and developments are likely to be different from, and may be materially different from, those expressed or implied by our forward-looking statements. Forward-looking statements are subject to inherent risks and uncertainties.


Overview
--------

Paradise, Inc.'s main business segment, glace' fruit, a prime ingredient of fruitcakes and other holiday confections, represented 70.5% of total net sales during 2007. These products are sold to manufacturing bakers, institutional users, supermarkets and other retailers throughout the country. Consumer demand for glace' fruit product is traditionally strongest during the Thanksgiving and Christmas season. Almost 80% of glace' fruit product sales are recorded from the eight to ten weeks beginning in mid September.

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




10
In addition, comparison of current quarterly results to the preceding quarter produces an incomplete picture on the Company's performance due to year-to-year changes in production schedules, seasonal harvests and availability of raw materials, and in the timing of customer orders and shipments. Thus, the discussion of information presented within this report is focused on the review of the Company's current year-to-date results as compared to the similar period last year.

Paradise's other business segment, Paradise Plastics, Inc., a wholly owned subsidiary of Paradise, Inc., produces custom molding products that is not subject to the seasonality of the glace' fruit business. This segment represents all injection molding and thermoforming operations, including the packaging for the Company's fruit products. Only sales to unaffiliated customers are reported.

The First Quarter
-----------------

Paradise, Inc.'s fruit segment net sales increased 4.1% for the first quarter of 2008 compared to the first quarter of 2007, as this segment received an increase in customer orders for various bulk and retail products. Included in this amount were sales of finished strawberry products produced exclusively for a Plant City, Florida distributor. For the past several years, Paradise, Inc. has entered into an agreement to process fresh strawberries, delivered to the Company's facility, into finished strawberry products on behalf of this distributor. Paradise, Inc. generated net sales of finished strawberry items of $225,155 for the first quarter of 2008 compared to $242,681 for the similar reporting period of 2007.

Paradise Plastics, Inc.'s net sales to unaffiliated customers, during the first quarter of 2008 remained consistent with the prior year's reporting period. Plastics segment net sales for the three months ended March 31, 2008 was $2,082,860 compared to $2,083,843 for the three months ended March 31, 2007. This segment, which has experienced rapid net sales growth of more than 80% from a period of five years from 2002-2006, produces injection molding and thermoforming products for a diverse customer based. This diversity of providing high-tech custom-molding plastics for customers in a wide range of industries has helped to offset the slow down in the processing of customer re-orders related to the decline in the housing market.

Cost of sales as a percentage of net sales decreased 10.5% for the first quarter of 2008 compared to the prior year's reporting period. This percentage decrease is primarily related to the additional overhead allocated to inventory because of the receipt of approximately 1,200,000 Lbs. of raw fruit peels, a basic fruitcake ingredient, during the first quarter of 2008, from the Company's supplier. This raw fruit material was processed through Paradise, Inc.'s brining operations producing $395,000 in fruit peel inventory for the first quarter of 2008, compared to 450,000 Lbs. received which produced $75,000 in peel inventory for the similar reporting period of 2007.

Selling, general & administrative expenses for the first quarter of 2008 decreased $76,722 or 8.6% compared to the previous year's reporting period. This decrease is partially due to the reduction in travel related expenses of the Company's corporate personnel. Further reductions were achieved in professional and legal fees associated with


11

the termination of the Company's defined benefit pension plan. Please refer to Note 4 for additional disclosure related to the status of the pension plan termination.

Depreciation and amortization expenses decreased $30,146 or 13.3% for the first quarter of 2008 compared to the similar reporting period of 2007. This decrease is linked to the following two factors; first, amortization expense related to a covenant not to compete agreement with the former owner of Mastercraft Products Corporation expired as of April 2007. The amount of the non-compete agreement totaled $123,000 or $3,416 per month and was amortized over a 36 month period. Secondly, fixed assets retirements for the current reporting period exceeded assets placed into service.

Interest expense for the first quarter of 2008 decreased $14,738 or 55% compared to the prior year's reporting period as the Company's borrowings continue to decrease compared to the previous reporting period of 2007.


Summary
-------

Fruit segment net sales for the first quarter of 2008 increased 4.1% compared to the similar reporting period of 2007 as increased customer demand for the sale of various glace' fruit products offset a slight decrease in strawberry net sales during this reporting period.
Plastics segment sales for the current quarter remained consistent with the prior reporting period despite the continuing slow down in the housing market.

When compared with the first quarter of 2007, cost of sales decreased by 12.5%. This decrease is due to the additional overhead allocation to inventory resulting from the purchase of 1.2 million lbs. of raw fruit peels. This increased availability of raw fruit peels allowed the Company to produce an additional $318,665 in fruit inventory. The increase in inventory value combined with reductions in SG&A and depreciation/amortization expenses reported above resulted in a net loss from operations of $68,588 for the three months ended March 31, 2008 compared to a net loss from operations of $479,224 for the three months ended March 31, 2007.

Finally, with more than 90% of anticipated net sales and production cost yet to be realized or incurred for 2008 no reasonable sales forecast or profit projection should be obtained from this information. Only after a full year's accounting will any meaningful data as to the Company's profitability be available.












12
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE AND MARKET RISK - N/A
----------------------------------------------------------------------

ITEM 4T.   CONTROLS AND PROCEDURES
-----------------------------------

   As of March 31, 2008, our President and Chief Executive Officer and Chief Financial Officer evaluated the Company's disclosure controls and procedures, and they concluded that we maintain effective disclosure controls and procedures. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2008.

   Disclosure controls and procedures mean the methods designed to ensure that information that the Company is required to disclose in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods required. Our controls and procedures are designed to ensure that all information required to be disclosed is accumulated and communicated to our management to allow timely decisions regarding disclosure. Our controls and procedures are also designed to provide reasonable assurance of the reliability of our financial reporting and accurate recording of our financial transactions.

   A control system, however well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. There are inherent limitations in all control systems, and no evaluation of controls can provide absolute assurance that all control gaps or instances of fraud have been detected. These inherent limitations include the realities that the judgments in decision-making can be faulty, and that simple errors or mistakes can occur.



PART II.  OTHER INFORMATION
---------------------------


Item 1.   Legal Proceedings - N/A


Item 1A.  Risk Factors - N/A


Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds - N/A


Item 3.   Defaults Upon Senior Securities - N/A


Item 4.   Submission of Matters to a Vote of Security Holders - N/A


Item 5.   Other Information - N/A







                                        13
Item 6.   Exhibits and Reports on Form 8-K


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


                  PARADISE, INC.
                  A Florida Corporation

                  /s/ Melvin S. Gordon         Date:  May 15, 2008
                  -----------------------------
                  Melvin S. Gordon
                  Chief Executive Officer and Chairman



                  /s/ Jack M. Laskowitz        Date:  May 15, 2008
                  ------------------------------
                  Jack M. Laskowitz
                  Chief Financial Officer and Treasurer






14
Exhibit 31.1

Sarbanes-Oxley Section 302
Certification of Chief Executive Officer
----------------------------------------


I, Melvin S. Gordon, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Paradise, Inc.

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


 Date:  May 15, 2008


 /s/ Melvin S. Gordon
 -------------------------------
 Melvin S. Gordon
 Chief Executive Officer and Chairman






































Exhibit 31.2

Sarbanes-Oxley Section 302
Certification of Chief Financial Officer
----------------------------------------


I, Jack M. Laskowitz, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Paradise, Inc.

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


 Date:  May 15, 2008


 /s/ Jack M. Laskowitz
 -----------------------------------
 Jack M. Laskowitz
 Chief Financial Officer and Treasurer






































Exhibit 32.1

Certification of CEO and CFO Pursuant to
18 U.S.C. Section 1350 as Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002
---------------------------------------------


     In connection with the Quarterly Report of Paradise, Inc. on Form 10-Q for the period ending March 31, 2008 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Melvin S. Gordon, as Chief Executive Officer of Paradise, Inc., certify pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:


     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities and Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of Paradise, Inc.



       /s/ Melvin S. Gordon                     Date:  May 15, 2008
       -----------------------------
       Melvin S. Gordon
       Chief Executive Officer and Chairman

































Exhibit 32.2

Certification of CEO and CFO Pursuant to
18 U.S.C. Section 1350 as Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002
---------------------------------------------


     In connection with the Quarterly Report of Paradise, Inc. on Form 10-Q for the period ending March 31, 2008 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jack M. Laskowitz, as Chief Financial Officer of Paradise, Inc., certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:


     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities and Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of Paradise, Inc.



       /s/ Jack M. Laskowitz                   Date:  May 15, 2008
       -----------------------------
       Jack M. Laskowitz
       Chief Financial Officer and Treasurer