Form 10-Q
period 2008-06-30
PARADISE INC
filed 2008-08-15
CIK 76149

FORM 10-Q

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


(X) Quarterly report pursuant to section 13 or 15(d) of the Securities Act of 1934.

        For the quarterly period ended June 30, 2008

                            or

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

Large accelerated filer               Accelerated filer
                        ---                             ---

Non-accelerated filer                 Smaller reporting company  X
                      ---                                       ---

Indicate by check mark whether the registration is a shell company (as defined in Rule 125-2 of the Exchange Act)

Yes       No X
   ---      ---

The number of shares outstanding of each of the issuer?s classes of common stock:

          Class                          Outstanding as of June 30,
          -----                          --------------------------
                                          2008               2007
                                          ----               ----
       Common Stock
      $0.30 Par Value                519,350 Shares      519,350 Shares
                                 PARADISE, INC.

                                   FORM 10-Q
               FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008
                                     INDEX
                                     -----


PART I.      FINANCIAL INFORMATION                                       PAGE
                                                                         ----

             ITEM 1.

             FINANCIAL STATEMENTS                                         2-10
             --------------------


             ITEM 2.

             MANAGEMENT?S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS                        11-13
             -------------------------------------------------


             ITEM 3.

             QUANTITATIVE AND QUALITATIVE DISCLOSURE
               ABOUT MARKET RISK ? N/A                                     14
             ---------------------------------------


             ITEM 4T.

             CONTROLS AND PROCEDURES                                       14
             -----------------------


PART II.     OTHER INFORMATION

             ITEMS 1 ? 6.                                                14-15
             ------------


SIGNATURES                                                                 16
----------

















PARADISE, INC.                   COMMISSION FILE NO. 0-3026

PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements

                           PARADISE, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS

                                      AS OF         AS OF          AS OF
                                     JUNE 30,    DECEMBER 31,     JUNE 30,
                                      2008           2007           2007
                                   (UNAUDITED)                   (UNAUDITED)
                                                                 (RESTATED)
                                    ---------    -----------      ---------
ASSETS
------

CURRENT ASSETS:
 Cash and Unrestricted
  Demand Deposits                 $    18,249   $  3,193,207   $     26,188
 Accounts and Notes
  Receivable, Less
  Allowances of $0 (6/30/08),
  $0 (12/31/07) and
  $0 (6/31/07)                      1,239,792      1,775,793        933,673
 Inventories:
  Raw Materials                     3,563,252      1,598,243      3,580,637
  Work in Process                     422,711        713,092        534,508
  Finished Goods                   11,503,537      5,266,671      8,420,041
 Deferred Income Tax                  682,769        470,929        616,058
 Income Tax Refund
  Receivable                           93,408
 Prepaid Expenses and Other
  Current Assets                      658,936        472,876        723,354
                                   ----------     ----------     ----------

   TOTAL CURRENT ASSETS            18,182,654     13,490,811     14,834,459

 Property, Plant and Equipment,
  Less Accumulated Depreciation
  of $16,503,537 (6/30/08),
  $16,183,229 (12/31/07) and
  $15,847,261 (6/31/07)             5,494,105      5,520,252      5,782,457
 Goodwill                             413,280        413,280        413,280
 Customer Base and Non-Compete
  Agreement                         1,006,230      1,069,172      1,132,115
 Deferred Charges and
  Other Assets                        416,883        447,408        411,054
                                   ----------     ----------     ----------

TOTAL ASSETS                     $ 25,513,152   $ 20,940,923   $ 22,573,365
                                   ==========     ==========     ==========






See Accompanying Notes to these Consolidated Financial Statements (Unaudited)

2
LIABILITIES AND STOCKHOLDERS? EQUITY
------------------------------------

                                      AS OF         AS OF           AS OF
                                     JUNE 30,    DECEMBER 31,      JUNE 30,
                                      2008           2007            2007
                                   (UNAUDITED)                    (UNAUDITED)
                                                                  (RESTATED)
                                    ---------    -----------       ---------



CURRENT LIABILITIES:
 Notes and Trade Acceptances
  Payable                        $  4,469,775   $     154,489    $  1,362,126
 Current Portion of Long-Term
  Debt                                419,934         423,115         610,679
 Accounts Payable                   2,785,818         746,902       2,611,220
 Accrued Liabilities                  742,095       1,754,391       1,284,937
 Income Taxes Payable                                 247,112
                                    ---------      ----------       ---------

   TOTAL CURRENT LIABILITIES        8,417,622       3,326,009       5,868,962


LONG-TERM DEBT, NET OF CURRENT
 PORTION                              426,143         515,188         754,405

DEFERRED INCOME TAX LIABILITY         297,373         297,373         352,595
                                    ---------      ----------       ---------

   TOTAL LIABILITIES                9,141,138       4,138,570       6,975,962
                                    ---------      ----------       ---------

STOCKHOLDERS? EQUITY:
 Common Stock: $.30 Par Value,
   2,000,000 Shares Authorized,
   583,094 Shares Issued,
   519,350 Shares Outstanding         174,928         174,928         174,928
 Capital in Excess of Par Value     1,288,793       1,288,793       1,288,793
 Retained Earnings                 15,481,996      15,886,998      14,726,268
 Accumulated Other
  Comprehensive Income (Loss)     (   296,784 )  (    271,447 )  (    315,667 )
 Treasury Stock, at Cost,
  63,744 Shares                   (   276,919 )  (    276,919 )  (    276,919 )
                                   ----------      ----------      ----------

   Total Stockholders? Equity      16,372,014      16,802,353      15,597,403
                                   ----------      ----------      ----------
TOTAL LIABILITIES AND
 STOCKHOLDERS? EQUITY            $ 25,513,152   $  20,940,923   $  22,573,365
                                   ==========      ==========      ==========







See Accompanying Notes to these Consolidated Financial Statements (Unaudited)

3
                       PARADISE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                                (UNAUDITED)
                     -----------------------------------

                               FOR THE THREE MONTHS ENDED
                               --------------------------
                                         JUNE 30,
                                         --------
                                   2008            2007
                                                (RESTATED)
                                   ----          --------

Net Sales                     $  2,330,520    $  2,121,437
                                 ---------       ---------

Costs and Expenses:
 Cost of Goods Sold
  (excluding Depreciation)       1,768,737       1,194,138
 Selling, General and
  Administrative Expense           828,971         817,175
 Depreciation and Amortization     194,396         220,810
 Interest Expense                   41,387          41,463
                                 ---------       ---------

   Total Costs and Expenses      2,833,491       2,273,586
                                 ---------       ---------

Loss from Operations           (   502,971 )   (   152,149 )

Other Income                         6,652          31,712
                                 ---------       ---------
Loss from Operations Before
 Provision for Income Taxes    (   496,319 )   (   120,437 )

Provision for Income Taxes         211,840          45,163
                                 ---------       ---------

Net Loss                      $(   284,479 )  $(    75,274 )
                                 =========       =========



Loss per Common Share            $( 0.55 )       $( 0.145 )
                                    ====            =====

Dividends paid per Common Share  $  0.10         $  0.10
                                    ====            ====











See Accompanying Notes to these Consolidated Financial Statements (Unaudited)

4
                       PARADISE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                                (UNAUDITED)
                     -----------------------------------

                                FOR THE SIX MONTHS ENDED
                                ------------------------
                                         JUNE 30,
                                         --------
                                   2008            2007
                                                (RESTATED)
                                   ----          --------

Net Sales                     $  5,226,886    $  4,986,894
                                 ---------       ---------

Costs and Expenses:
 Cost of Goods Sold
  (excluding Depreciation)       3,725,247       3,430,170
 Selling, General and
  Administrative Expense         1,648,459       1,713,385
 Depreciation and Amortization     391,473         448,033
 Interest Expense                   53,438          68,252
                                 ---------       ---------

   Total Costs and Expenses      5,818,617       5,659,840
                                 ---------       ---------

Loss from Operations           (   591,731 )   (   672,946 )

Other Income                        26,824          73,285
                                 ---------       ---------
Loss from Operations Before
 Provision for Income Taxes    (   564,907 )   (   599,661 )

Provision for Income Taxes         211,840         224,873
                                 ---------       ---------

Net Loss                      $(   353,067 )  $(   374,788 )
                                 =========       =========



Loss per Common Share            $( 0.68 )       $( 0.72 )
                                    ====            ====

Dividends paid per Common Share  $  0.10         $  0.10
                                    ====            ====











See Accompanying Notes to these Consolidated Financial Statements (Unaudited)

5

                    PARADISE, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (UNAUDITED)
                ---------------------------------------

                                        FOR THE SIX MONTHS ENDED
                                        ------------------------
                                                 JUNE 30,
                                                 -------
                                          2008             2007
                                                        (RESTATED)
                                          ----           --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Loss                            $(   353,067 )   $(   374,788 )
 Adjustments to Reconcile Net
  Loss to Net Cash Used in
  Operating Activities:
   Depreciation and Amortization          391,473          448,033
   Decrease (Increase) in:
    Accounts Receivable                   536,001      (   291,999 )
    Inventories                       ( 7,911,494 )    ( 6,101,784 )
    Deferred Income Tax Asset         (   211,840 )    (   224,873 )
    Other Assets                      (   188,732 )    (   225,789 )
    Income Tax Receivable             (    93,407 )         63,748
   Increase (Decrease) in:
    Accounts Payable                    2,038,916        1,551,184
    Accrued Expense                   ( 1,012,296 )    (   993,258 )
    Income Tax Payable                (   247,112 )
                                        ---------        ---------
    Net Cash Used in
      Operating Activities            ( 7,051,558 )    ( 6,149,526 )
                                        ---------        ---------

CASH FLOWS FROM INVESTING
 ACTIVITIES:
 Purchase of Property and
  Equipment                           (   294,525 )    (   184,897 )
                                        ---------        ---------

   Net Cash Used in
    Investing Activities              (   294,525 )    (   184,897 )
                                        ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net Proceeds of Short-Term Debt        4,315,286        1,240,585
 Principal Payments of Long-Term
  Debt                                (    92,226 )    (    99,424 )
 Dividends Paid                       (    51,935 )    (    51,935 )
                                        ---------        ---------

   Net Cash Provided by
    Financing Activities                4,171,125        1,089,226
                                        ---------        ---------

   Net Decrease in Cash               ( 3,174,958 )    ( 5,245,197 )



See Accompanying Notes to these Consolidated Financial Statements (Unaudited)

6

CASH AT BEGINNING OF PERIOD             3,193,207        5,271,385
                                        ---------        ---------

CASH AT END OF PERIOD                $     18,249     $     26,188
                                        =========        =========


SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for:
    Interest                         $     42,438     $     37,702
    Income Tax                            340,520          299,837
                                        ---------        ---------

      Net Supplemental Cash Flows    $    382,958     $    337,539
                                        =========        =========











































See Accompanying Notes to these Consolidated Financial Statements (Unaudited)

7

                    PARADISE, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (UNAUDITED)
               --------------------------------------------

Note 1     Basis of Presentation
--------------------------------

The accompanying unaudited consolidated financial statements of Paradise, Inc. (the ?Company?) have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for annual financial statements.

The information furnished herein reflects all adjustments and accruals that management believes is necessary to fairly state the operating results for the respective periods. The notes to the financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company?s Form 10-KSB for the year ended December 31, 2007. The Company?s management believes that the disclosures are sufficient for interim financial reporting purposes.


Note 2     Net Loss per Share
--------------------------------------

Net loss per share, assuming no dilution, are based on the weighted average number of shares outstanding during the period: 519,350
(2008 and 2007).


Note 3     Business Segment Data
--------------------------------

The Company?s operations are conducted through two business segments. These segments, and the primary operations of each, are as follows:

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


8
                Six Months    Year Ended      Six Months
                                       Ended       December 31,      Ended
                                    June 30, 2008      2007       June 30, 2007
                                    -------------      ----       -------------

Net Sales in Each Segment
-------------------------

Fruit:
 Sales to Unaffiliated Customers     $ 1,187,480   $ 17,966,624   $ 1,127,417

Molded Plastics:
 Sales to Unaffiliated Customers       4,039,406      7,513,715     3,859,477
                                       ---------     ----------     ---------

Net Sales                            $ 5,226,886   $ 25,480,339   $ 4,986,894
                                       =========     ==========     =========


For the six month period ended June 30, 2008 and 2007, sales of frozen strawberry products totaled $332,944 and $329,961 respectively. Sales of frozen strawberry products for the year ended December 31, 2007 totaled $337,111.

The Company does not account for intersegment transfers as if the transfers were to third parties.

The Company does not prepare operating profit or loss information on a segment basis for internal use, until the end of each year. Due to the seasonal nature of the fruit segment, management believes that it is not practical to prepare this information for interim reporting purposes. Therefore, reporting is not required by generally accepted accounting principles.

                Six Months    Year Ended    Six Months
                                       Ended       December 31,     Ended
                                   June 30, 2008      2007      June 30, 2007
                                   -------------      ----      -------------

Identifiable Assets of Each
 Segment are Listed Below
---------------------------

Fruit                              $ 16,592,769   $  9,814,759   $ 14,506,488

Molded Plastics                       6,297,833      5,383,228      5,144,085
                                     ----------     ----------     ----------

Identifiable Assets                  22,890,602     15,197,987     19,650,573

General Corporate Assets              2,622,550      5,742,936      2,922,792
                                     ----------     ----------     ----------

Total Assets                       $ 25,513,152   $ 20,940,923   $ 22,573,365
                                     ==========     ==========     ==========

Identifiable assets by segment are those assets that are principally used in the operations of each segment. General corporate assets are principally cash, land and buildings, and investments.

9
Note 4   Retirement Plan
------------------------

As discussed in the 10-KSB for the year ended December 31, 2007, the Company elected to freeze the pension plan benefit accruals effective November 30, 2006. On March 28, 2008, Paradise, Inc. received final approval from the IRS to terminate this pension plan. After receiving the final calculation for the unfunded pension liability on May 13, 2008 from Principal Financial Group, Plan Administrator, Paradise, Inc. transferred $452,066 to the Principal Financial Group on May 15, 2008. In anticipation of this unfunded pension liability, Paradise, Inc. accrued $446,727 in December, 2006.

Note 5   Restatement
--------------------

In 2008, the company, in accordance with generally accepted accounting principles instituted the policy of recognizing income tax benefits on interim period operating losses. Accordingly, the Company has restated its results for June 30, 2007 to account for the increase in tax benefit associated with the interim loss for the six months ended
June 30, 2007.The Company?s history of incurring losses during the first two quarters of its fiscal year and then generating profits during a ten week period beginning in September of each year justifies the recognition of income tax benefits on an interim basis.



































10
Item 2. Management?s Discussion and Analysis of Financial Condition and Results of Operations
------------------------------------------------------------------------


Forward-Looking Statements
--------------------------

This Quarterly Report on Form 10-Q contains ?forward-looking statements? within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact should be considered ?forward-looking statements? for the purpose of these provisions, including statements that include projections of, or expectations about, earnings, revenues or other financial items, statements about our plans and objectives for future operations, statements concerning proposed new products or services, statements regarding future economic conditions or performance, statements concerning our expectations regarding the attraction and retention of customers, statements about market risk and statements underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of such terminology as ?may?, ?will?, ?expects?, ?potential?, or ?continue?, or the negative thereof or other similar words. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we can give no assurance that such expectations or any of our forward-looking statements will prove to be correct. Actual results and developments are likely to be different from, and may be materially different from, those expressed or implied by our forward?looking statements. Forward-looking statements are subject to inherent risks and uncertainties.


Overview
--------

Paradise, Inc.?s main business segment, glace? fruit, a prime ingredient of fruitcakes and other holiday confections, represented 70.5% of total net sales during 2007. These products are sold to manufacturing bakers, institutional users, supermarkets and other retailers throughout the country. Consumer demand for glace? fruit product is traditionally strongest during the Thanksgiving and Christmas season. Almost 80% of glace? fruit product sales are recorded from the eight to ten weeks beginning in mid September.

Since the majority of the Company?s customers require delivery of glace? candied fruit products during this relatively short period of time, Paradise must operate at consistent levels of production from as early as January through the middle of November of each year in order to meet peak demands. Furthermore, the Company must make substantial borrowings of short-term working capital to cover the cost of raw materials, factory overhead and labor expense associated with production for inventory. This combination of building and financing inventories during the year, without the opportunity to record any significant fruit product income, results in the generation of operating losses well into the third quarter of each year. Therefore, it is the opinion of management that meaningful forecasts of annual net sales or profit levels require analysis of a full year?s operations.




11
In addition, comparison of current quarterly results to the preceding quarter produces an incomplete picture on the Company?s performance due to year-to-year changes in production schedules, seasonal harvests and availability of raw materials, and in the timing of customer orders and shipments. Thus, the discussion of information presented within this report is focused on the review of the Company?s current year-to-date results as compared to the similar period last year.

Paradise?s other business segment, Paradise Plastics, Inc., a wholly owned subsidiary of Paradise, Inc., produces custom molding products that is not subject to the seasonality of the glace? fruit business. This segment represents all injection molding and thermoforming operations, including the packaging for the Company?s fruit products. Only sales to unaffiliated customers are reported.


The First Six Months
--------------------

Paradise, Inc.?s fruit segment net sales, which are highly seasonal, increased 5.3% for the first six months of 2008 compared to the similar reporting period of 2007. Due to the seasonality of the glace? fruit business as outlined above, net sales for the first six months of 2008 generated less than 7% of total 2007 fruit segment net sales. With such limited sales volume as of the date of this filing, no forecast or
trend can be established from this information.   Typically, during the
first six months of the year the majority of fruit segment net sales are related to the shipment of bulk fruit sales to manufacturing bakeries and national supermarket customers. Also for the past several years this segment has produced various frozen strawberry products on behalf of a central Florida distributor. These two activities accounted for more than 90% of the company?s fruit net segment during the current reporting period.

Paradise Plastics, Inc.?s a wholly owned subsidiary of Paradise, Inc. realized a 4.7% increase in net sales to unaffiliated customers, for the first six months of 2008 compared to the similar reporting period of 2007. This reverses the recent decline in net sales to customers with direct ties to the housing market. Due to the uncertainty surrounding the potential timing of a recovery in the housing market, management has focused on diversifying its plastics business. As a result of its renewed marketing strategies and through recent additions of plastic customers in the aerospace and food industries, management believes it has successfully taken steps to expand the Company?s business base.

Consolidated cost of sales, as a percentage of net sales, increased 3.4% during the first six months of 2008 compared to the similar reporting period of 2007 as increases in energy and transportation cost were absorbed from suppliers related to the Company?s procurement of raw fruit materials. However, with more than 60% of the Company?s glace? fruit production cycle yet to be completed as of the date of this filing, it is too early to forecast what impact increasing or fluctuation energy prices will have on a full year?s cost of sales.







12
Selling, general & administrative expenses for the first six months of 2008 decreased $64,926 or 3.8% compared to the previous year?s reporting period. This decrease is primarily related to the reduction in professional and legal fees associated with the termination of the Company?s defined benefit pension plan. Please refer to Note 4 for additional disclosure related to the termination of the Company?s pension plan during the second quarter of 2008.

Depreciation and amortization expenses decreased $56,560 the first six Months of 2008 compared to the similar period of 2007. This decrease is due to the following two factors; first, amortization expense related to a covenant not to compete agreement with the former owner of Mastercraft Products Corporation expired as of April 2007. The amount of the non-compete agreement totaled $123,000 or $3,416 per month and was amortized over a 36 month period. Secondly, fixed assets retirements for the current reporting period exceeded assets placed into service.

Interest expense for the six months ended June 30, 2008 totaled $53,438 compared to $68,252 for the six months ended June 30, 2007. However, due to an increase in inventory at June 30, 2008 in excess of $2.9 million compared to the similar reporting period of 2007 the Company?s short-term borrowing expense will increase during the next quarter of operations. The increased level of inventory is related to the earlier receipt of various raw fruit products received from Paradise?s Inc. overseas and domestic suppliers along with the specific need to produce and store approximately an additional million pounds of fruit peels for shipment to a customer during the second half of 2008.


Summary
-------

Paradise Inc.?s consolidated net sales increased 4.8% for the first six months of 2008 compared to the similar period of 2007 due to a 4.7% increase in plastics segment net sales to unaffiliated customers during this period. Rising energy cost resulted in a 3.4% increase in cost of sales for the first six months compared the same period of 2007.
Overall, the Company?s Consolidated Net (Loss) totaled ($353,067) for the six months ended June 30, 2008 versus a Consolidated Net (Loss) of ($374,788) for the similar reporting period of 2007. In summary, with more than 90%of annual glace? fruit net sales yet to be realized as of the date of this filing, no reasonable projection of 2008?s operating performance can be measured from this information.

















13
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE AND MARKET RISK ? N/A
----------------------------------------------------------------------

ITEM 4T.   CONTROLS AND PROCEDURES
-----------------------------------

   As of June 30, 2008, our President and Chief Executive Officer and Chief Financial Officer evaluated the Company?s disclosure controls and procedures, and they concluded that we maintain effective disclosure controls and procedures. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2008.

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

   A control system, however well designed and operated, can provide only reasonable, not absolute, assurance that the control system?s objectives will be met. There are inherent limitations in all control systems, and no evaluation of controls can provide absolute assurance that all control gaps or instances of fraud have been detected. These inherent limitations include the realities that the judgments in decision-making can be faulty, and that simple errors or mistakes can occur.



PART II.  OTHER INFORMATION
---------------------------


Item 1.   Legal Proceedings ? N/A


Item 1A.  Risk Factors ? N/A


Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds ? N/A


Item 3.   Defaults Upon Senior Securities ? N/A


Item 4.   Submission of Matters to a Vote of Security Holders

          The annual meeting of the shareholders of Paradise, Inc. was held on May 27, 2008. The purpose of this meeting was to elect five directors to hold office until the next annual meeting of shareholders and to ratify the reappointment of Pender, Newkirk and Company, LLP as the Company?s independent certified public accountants for 2008.



14
          The results of the election of Directors are as follows:

          Nominee                   Votes for            Votes Withheld
          -------                   ---------            --------------

          Melvin S. Gordon           445,998                 42,941
          Randy S. Gordon            436,440                 52,489
          Tracy W. Schulis           436,440                 52,489
          Mark H. Gordon             436,440                 52,489
          Eugene L. Weiner           436,440                 52,489

          The results of the ratification of Pender, Newkirk & Company, LLP as the Company?s independent accountants for 2008 are as follows:

                   For                 Against                Abstain
                   ---                 -------                -------

                 475,846                13,083                  -0-



Item 5.   Other Information ? N/A


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







15
                              SIGNATURES
                              ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                  PARADISE, INC.
                  A Florida Corporation

                  /s/ Melvin S. Gordon         Date:  August 14, 2008
                  -----------------------------
                  Melvin S. Gordon
                  Chief Executive Officer and Chairman



                  /s/ Jack M. Laskowitz        Date:  August 14, 2008
                  ------------------------------
                  Jack M. Laskowitz
                  Chief Financial Officer and Treasurer







































16
Exhibit 31.1

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

4. The small business issuer?s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

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

  c) Evaluated the effectiveness of the small business issuer?s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

  d) Disclosed in this report any change in the small business issuer?s internal control over financial reporting that occurred during the small business issuer?s most recent fiscal quarter (the small business issuer?s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer?s internal control over financial reporting; and





5. The small business issuer?s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer?s auditors and the audit committee of the small business issuer?s board of directors (or persons performing the equivalent functions):

   a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer?s ability to record, process, summarize and report financial information; and

   b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer?s internal control over financial reporting.


 Date:  August 14, 2008


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

4. The small business issuer?s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

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

  c) Evaluated the effectiveness of the small business issuer?s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

  d) Disclosed in this report any change in the small business issuer?s internal control over financial reporting that occurred during the small business issuer?s most recent fiscal quarter (the small business issuer?s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer?s internal control over financial reporting; and





5. The small business issuer?s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer?s auditors and the audit committee of the small business issuer?s board of directors (or persons performing the equivalent functions):

   a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer?s ability to record, process, summarize and report financial information; and

   b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer?s internal control over financial reporting.


 Date:  August 14, 2008


 /s/ Jack M. Laskowitz
 -----------------------------------
 Jack M. Laskowitz
 Chief Financial Officer and Treasurer






































Exhibit 32.1

Certification of CEO and CFO Pursuant to
18 U.S.C. Section 1350 as Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002
---------------------------------------------


     In connection with the Quarterly Report of Paradise, Inc. on Form 10-Q for the period ending June 30, 2008 as filed with the Securities and Exchange Commission on the date hereof (the ?Report?), I, Melvin S. Gordon, as Chief Executive Officer of Paradise, Inc., certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:


     1. The Report fully complies with the requirements of Section13(a) or 15(d) of the Securities and Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of Paradise, Inc.



       /s/ Melvin S. Gordon                     Date:  August 14, 2008
       -----------------------------
       Melvin S. Gordon
       Chief Executive Officer and Chairman

































Exhibit 32.2

Certification of CEO and CFO Pursuant to
18 U.S.C. Section 1350 as Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002
---------------------------------------------


     In connection with the Quarterly Report of Paradise, Inc. on Form 10-Q for the period ending June 30, 2008 as filed with the Securities and Exchange Commission on the date hereof (the ?Report?), I, Jack M. Laskowitz, as Chief Financial Officer of Paradise, Inc., certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

   1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities and Exchange Act of 1934; and

   2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of Paradise, Inc.



       /s/ Jack M. Laskowitz                   Date:  August 14, 2008
       -----------------------------
       Jack M. Laskowitz
       Chief Financial Officer and Treasurer