Form 10-Q
period 2008-09-30
PARADISE INC
filed 2008-11-14
CIK 76149

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Act of 1934.

For the quarterly period ended September 30, 2008

or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Act of 1934.

Commission File No. 0-3026

PARADISE, INC.

INCORPORATED IN FLORIDA

I.R.S. EMPLOYER IDENTIFICATION NO. 59-1007583

1200 DR. MARTIN LUTHER KING, JR. BLVD.,

PLANT CITY, FLORIDA 33566

(813) 752-1155

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registration is a shell company (as defined in Rule 125-2 of the Exchange Act)    Yes  ☐    No  ☒

The number of shares outstanding of each of the issuer’s classes of common stock:

Class	Outstanding as of September 30,
	2008	2007
Common Stock $0.30 Par Value	519,350 Shares	519,350 Shares

PARADISE, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

PARADISE, INC.	COMMISSION FILE NO. 0-3026

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

PARADISE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	AS OF SEPTEMBER 30, 2008	AS OF DECEMBER 31, 2007	AS OF SEPTEMBER 30, 2007
	(UNAUDITED)		(UNAUDITED)
ASSETS

CURRENT ASSETS:
Cash and Unrestricted Demand Deposits	$237,274	$3,193,207	$21,175
Accounts and Notes Receivable, Less Allowances of $0 (9/30/08), $0 (12/31/07) and $0 (9/30/07)	8,286,262	1,775,793	8,273,985
Inventories:
Raw Materials	3,338,418	1,598,243	2,293,140
Work in Process	606,638	713,092	509,425
Finished Goods	9,464,314	5,266,671	7,491,938
Deferred Income Tax	470,929	470,929	391,185
Prepaid Expenses and Other Current Assets	591,861	472,876	610,367

TOTAL CURRENT ASSETS	22,995,696	13,490,811	19,591,215

Property, Plant and Equipment, Less Accumulated Depreciation of $16,662,392 (9/30/08), $16,183,229 (12/31/07) and $16,040,329 (9/30/07)	5,345,131	5,520,252	5,646,140
Intangible Asset, Net	974,759	1,069,172	1,100,644
Goodwill	413,280	413,280	413,280
Deferred Charges and Other Assets	383,238	447,408	414,060

TOTAL ASSETS	$30,112,104	$20,940,923	$27,165,339

See Accompanying Notes to these Consolidated Financial Statements (Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	AS OF SEPTEMBER 30, 2008	AS OF DECEMBER 31, 2007	AS OF SEPTEMBER 30, 2007
	(UNAUDITED)		(UNAUDITED)
CURRENT LIABILITIES:
Notes and Trade Acceptances Payable	$9,590,576	$154,489	$4,997,640
Current Portion of Long-Term Debt	456,571	423,115	608,221
Accounts Payable	712,608	746,902	2,377,022
Accrued Liabilities	1,174,292	1,754,391	1,583,959
Income Taxes Payable	221,947	247,112	206,554

TOTAL CURRENT LIABILITIES	12,155,994	3,326,009	9,773,396

LONG-TERM DEBT, NET OF CURRENT PORTION	359,068	515,188	709,994

DEFERRED INCOME TAX LIABILITY	297,373	297,373	352,595

TOTAL LIABILITIES	12,812,435	4,138,570	10,835,985

STOCKHOLDERS’ EQUITY:
Common Stock: $.30 Par Value, 2,000,000 Shares Authorized, 583,094 Shares Issued, 519,350 Shares Outstanding	174,928	174,928	174,928
Capital in Excess of Par Value	1,288,793	1,288,793	1,288,793
Retained Earnings	16,440,733	15,886,998	15,458,219
Accumulated Other Comprehensive Loss	(327,866)	(271,447)	(315,667)
Treasury Stock, at Cost, 63,744 Shares	(276,919)	(276,919)	(276,919)

Total Stockholders’ Equity	17,299,669	16,802,353	16,329,354

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$30,112,104	$20,940,923	$27,165,339

See Accompanying Notes to these Consolidated Financial Statements (Unaudited)

PARADISE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,
	2008	2007
Net Sales	$10,934,756	$10,359,037

Costs and Expenses:
Cost of Goods Sold (excluding Depreciation)	7,821,324	7,464,623
Selling, General and Administrative Expense	1,273,275	1,400,493
Depreciation and Amortization	193,888	204,513
Interest Expense	104,673	113,716

Total Costs and Expenses	9,393,160	9,183,345

Income from Operations	1,541,596	1,175,692

Other Income	197	39

Income from Operations Before Provision for Income Taxes	1,541,793	1,175,731
Provision for Income Taxes	583,056	218,907

Net Income	$958,737	$956,824

Income per Common Share	$1.85	$1.84

See Accompanying Notes to these Consolidated Financial Statements (Unaudited)

PARADISE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2008	2007
Net Sales	$16,161,642	$15,345,931

Costs and Expenses:
Cost of Goods Sold (excluding Depreciation)	11,546,571	10,894,793
Selling, General and Administrative Expense	2,921,734	3,113,878
Depreciation and Amortization	585,361	652,546
Interest Expense	158,111	181,968

Total Costs and Expenses	15,211,777	14,843,185

Income from Operations	949,865	502,746
Other Income	27,021	73,324

Income from Operations Before Provision for Income Taxes	976,886	576,070
Provision for Income Taxes	371,216	218,907

Net Income	$605,670	$357,163

Income per Common Share	$1.17	$0.69

Dividends paid per Common Share	$0.10	$0.10

See Accompanying Notes to these Consolidated Financial Statements (Unaudited)

PARADISE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$605,670	$357,163
Adjustments to Reconcile Net Income to Net Cash Used in Operating Activities:
Depreciation and Amortization	585,361	652,546
Decrease (Increase) in:
Accounts Receivable	(6,510,469)	(7,632,310)
Inventories	(5,831,364)	(3,861,101)
Prepaid Expenses	(118,985)	(112,802)
Other Assets	(4,034)	77,623
Increase (Decrease) in:
Accounts Payable	(34,294)	1,316,986
Accrued Expense	(580,099)	(440,405)
Income Tax Payable	(25,165)	(98,951)

Net Cash Used in Operating Activities	(11,913,379)	(9,741,251)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Property and Equipment	(304,040)	(217,696)

Net Cash Used in Investing Activities	(304,040)	(217,696)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Proceeds of Short-Term Debt	9,436,087	4,906,965
Principal Payments of Long-Term Debt	(122,666)	(146,293)
Dividends Paid	(51,935)	(51,935)

Net Cash Provided by Financing Activities	9,261,486	4,708,737

Net Decrease in Cash	(2,955,933)	(5,250,210)

See Accompanying Notes to these Consolidated Financial Statements (Unaudited)

CASH AT BEGINNING OF PERIOD	3,193,207	5,271,385

CASH AT END OF PERIOD	$237,274	$21,175

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
Interest	$133,361	$136,143
Income Tax	396,382	300,000

Net Supplemental Cash Flows	$529,743	$436,143

See Accompanying Notes to these Consolidated Financial Statements (Unaudited)

PARADISE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 Basis of Presentation

The accompanying unaudited consolidated financial statements of Paradise, Inc. (the “Company”) have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for annual financial statements.

The information furnished herein reflects all adjustments and accruals that management believes is necessary to fairly state the operating results for the respective periods. The notes to the financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company’s Form 10-KSB for the year ended December 31, 2007. The Company’s management believes that the disclosures are sufficient for interim financial reporting purposes.

Note 2 Net Income per Share

Net Income per share, assuming no dilution, are based on the weighted average number of shares outstanding during the period: 519,350 (2008 and 2007).

Note 3 Business Segment Data

The Company’s operations are conducted through two business segments. These segments, and the primary operations of each, are as follows:

Business Segment	Operation
Fruit	Production of candied fruit, a basic fruitcake ingredient, sold to manufacturing bakers, institutional users, and retailers for use in home baking. Also, based on market conditions, the processing of frozen strawberry products, for sale to commercial and institutional users such as preservers, dairies, drink manufacturers, etc.

Molded Plastics	Production of plastics containers and other molded plastics for sale to various food processors and others.

	Nine Months Ended September 30, 2008	Year Ended December 31, 2007	Nine Months Ended September 30, 2007
Net Sales in Each Segment

Fruit:
Sales to Unaffiliated Customers	$10,134,366	$17,966,624	$9,739,641
Molded Plastics:
Sales to Unaffiliated Customers	6,027,276	7,513,715	5,606,290

Net Sales	$16,161,642	$25,480,339	$15,345,931

For the nine month period ended September 30, 2008 and 2007, sales of frozen strawberry products totaled $332,944 and $329,961 respectively. Sales of frozen strawberry products for the year ended December 31, 2007 totaled $337,111.

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

	Nine Months Ended September 30, 2008	Year Ended December 31, 2007	Nine Months Ended September 30, 2007
Identifiable Assets of Each Segment are Listed Below

Fruit	$21,680,956	$9,814,759	$19,304,911
Molded Plastics	6,006,208	5,383,228	5,466,433

Identifiable Assets	27,687,164	15,197,987	24,771,344
General Corporate Assets	2,424,940	5,742,936	2,393,995

Total Assets	$30,112,104	$20,940,923	$27,165,339

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

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact should be considered “forward-looking statements” for the purpose of these provisions, including statements that include projections of, or expectations about, earnings, revenues or other financial items, statements about our plans and objectives for future operations, statements concerning proposed new products or services, statements regarding future economic conditions or performance, statements concerning our expectations regarding the attraction and retention of customers, statements about market risk and statements underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of such terminology as “may”, “will”, “expects”, “potential”, or “continue”, or the negative thereof or other similar words. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we can give no assurance that such expectations or any of our forward-looking statements will prove to be correct. Actual results and developments are likely to be different from, and may be materially different from, those expressed or implied by our forward-looking statements. Forward-looking statements are subject to inherent risks and uncertainties.

Overview

Paradise, Inc.’s main business segment, glace’ fruit, a prime ingredient of fruitcakes and other holiday confections, represented 70.5% of total net sales during 2007. These products are sold to manufacturing bakers, institutional users, supermarkets and other retailers throughout the country. Consumer demand for glace’ fruit product is traditionally strongest during the Thanksgiving and Christmas season. Almost 80% of glace’ fruit product sales are recorded from the eight to ten weeks beginning in mid September.

Since the majority of the Company’s customers require delivery of glace’ candied fruit products during this relatively short period of time, Paradise, Inc. must operate at consistent levels of production from as early as January through the middle of November of each year in order to meet peak demands. Furthermore, the Company must make substantial borrowings of short-term working capital to cover the cost of raw materials, factory overhead and labor expense associated with production for inventory. This combination of building and financing inventories during the year, without the opportunity to record any significant fruit product income, results in the generation of operating losses well into the third quarter of each year. Therefore, it is the opinion of management that meaningful forecasts of annual net sales or profit levels require analysis of a full year’s operations.

In addition, comparison of current quarterly results to the preceding quarter produces an incomplete picture on the Company’s performance due to year-to-year changes in production schedules, seasonal harvests and availability of raw materials, and in the timing of customer orders and shipments. Thus, the discussion of information presented within this report is focused on the review of the Company’s current year-to-date results as compared to the similar period last year.

Paradise’s other business segment, Paradise Plastics, Inc., a wholly owned subsidiary of Paradise, Inc., produces custom molding products that is not subject to the seasonality of the glace’ fruit business. This segment represents all injection molding and thermoforming operations, including the packaging for the Company’s fruit products. Only sales to unaffiliated customers are reported.

The First Nine Months

Paradise, Inc.’s fruit segment net sales increased 4.0% compared to the similar reporting period last year, primarily due to timing differences in the receipt of customer orders and shipping dates for delivery of the Company’s glace’ fruit products. Changes in shipping dates requested by customers between interim reporting dates will lead to fluctuations in net sales. This is again evidenced by the fact that during the week beginning Monday, September 29, 2008 and ending Friday, October 3, 2008, Paradise, Inc. shipped more than $1.2 million in glace’ fruit orders to its customers. With this level of sales activity occurring during interim reporting periods, Paradise, Inc. has been consistent in all previous filings to disclose that quarterly reports are not reliable forecasts of year-end results. Factors such as weather conditions, timing and product placement on retailers shelves and ultimately consumer demand for glace’ fruit products leading up to and through the holiday season will determine the overall success of the Company’s fruit segment net sales.

Paradise Plastics, Inc., a wholly owned subsidiary of Paradise, Inc., increased 7.5% in net sales to unaffiliated customers for the first nine months of 2008 compared to the similar reporting period of 2007. This positive increase more than offsets the recent decline in sales to unaffiliated customers within the housing market. Due to this continued weakness, management has focused on diversifying its plastics business outside of the housing industry. As a result of the Company’s successful marketing strategies, sales to new and existing customers within the aerospace and food processing industries has lead to the increase in plastics net sales.

Consolidated cost of sales, expressed as a percentage of net sales, remained unchanged for the first nine months of 2008 compared to the similar reporting period of 2007. This has been accomplished despite a period in which the Company has received and absorbed price increases from various raw fruit and plastics resin suppliers affected by rising energy prices. Inventory levels as of the current reporting date for 2008 have increased by $3.1 million compared to the similar reporting date of 2007 as delays in harvesting of raw fruit materials from existing suppliers required management to purchase inventory from alternative sources. This necessary action combined with the subsequent receipt of the Company’s original raw fruit materials has contributed to this increase. Management will continue to monitor inventory levels along with current worldwide harvest conditions before finalizing the Company’s raw fruit requirements for the 2009 selling season.

Selling, General, Administrative expenses decreased 6.2% for the current nine month period for 2008 compared to the similar reporting period of 2007 as increases in freight-out expenses for the shipment of the Company’s products were more than offset by decreases in travel, entertainment and advertising expenses.

Depreciation and amortization expenses decreased 10.3% for the current nine month reporting period for two reasons. First, amortization expense associated with the May, 2004 non–compete agreement with the former owner of Mastercraft Products Corporation expired during 2007. Secondly, asset retirements and disposals exceeded capital additions placed into service during the comparative reporting periods under review.

Interest expense decreased $23,857 or 13.1% for the current reporting period compared to the similar reporting period for 2007. This is primarily due to the reduction in accrued interest expense associated with the terms of the previously disclosed June, 2006 agreement with an unrelated entity for the purchase of inventory and their customer list. For the nine months ended September 2008, accrued interest expense associated with this agreement totaled $24,750 compared to $45,337 for the first nine months of 2007. At September 30, 2008, short-term borrowing from the Company’s primary lender totaled $9.6 million compared to $4.9 million for the similar reporting period of 2007. The increase in short term debt is directly related to the additional purchase of raw fruit materials explained above coupled with rising prices paid for plastics resins during the first nine months of 2008. At the date of this filing, Paradise, Inc.’s short term borrowing has been reduced by more than $6.5 million.

Summary

Overall net sales for the first nine months of 2008 increased $815,711 or 5.3% compared to the similar reporting period of 2007. Reasons are twofold; first, timing differences directly related to the earlier receipt and shipment of glace’ fruit customer orders accounted for $394,725 of the above amount. Secondly, the continued growth and diversification of the Company’s customer base within the Plastics segment’s net sales to unaffiliated customers increased $421,435.

However, with more than 80% of fruit segments net sales occurring during an eight to ten week period beginning in September of each year, there can be no meaningful forecast or projection achieved from the above information. As stated in all interim filings, only a full year’s accounting will provide the necessary information to determine the Company’s annual financial performance.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE AND MARKET RISK – N/A

ITEM 4T.	CONTROLS AND PROCEDURES

As of September 30, 2008, our President and Chief Executive Officer and Chief Financial Officer evaluated the Company’s disclosure controls and procedures, and they concluded that we maintain effective disclosure controls and procedures. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2008.

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

A control system, however well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. There are inherent limitations in all control systems, and no evaluation of controls can provide absolute assurance that all control gaps or instances of fraud have been detected. These inherent limitations include the realities that the judgments in decision-making can be faulty, and that simple errors or mistakes can occur.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings – N/A

Item 1A.	Risk Factors – N/A

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds – N/A

Item 3.	Defaults Upon Senior Securities – N/A

Item 4.	Submission of Matters to a Vote of Security Holders

The annual meeting of the shareholders of Paradise, Inc. was held on May 27, 2008. The purpose of this meeting was to elect five directors to hold office until the next annual meeting of shareholders and to ratify the reappointment of Pender, Newkirk and Company, LLP as the Company’s independent certified public accountants for 2008.

The results of the election of Directors are as follows:

Nominee	Votes for	Votes Withheld
Melvin S. Gordon	445,998	42,941
Randy S. Gordon	436,440	52,489
Tracy W. Schulis	436,440	52,489
Mark H. Gordon	436,440	52,489
Eugene L. Weiner	436,440	52,489

The results of the ratification of Pender, Newkirk & Company, LLP as the Company’s independent accountants for 2008 are as follows:

For	Against	Abstain
475,846	13,083	-0-

Item 5.	Other Information – N/A

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits.

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARADISE, INC.
A Florida Corporation

/s/ Melvin S. Gordon	Date: November 14, 2008
Melvin S. Gordon
Chief Executive Officer and Chairman

/s/ Jack M. Laskowitz	Date: November 14, 2008
Jack M. Laskowitz
Chief Financial Officer and Treasurer