Form 10-K
period 2008-12-31
PARADISE INC
filed 2009-03-31
CIK 76149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008

Commission File No. 0-3026

PARADISE, INC.

INCORPORATED IN FLORIDA

IRS IDENTIFICATION NO. 59-1007583

1200 DR. MARTIN LUTHER KING, JR., BLVD.

PLANT CITY, FLORIDA 33563

TELEPHONE NO. (813) 752-1155

Securities Registered Under Section 12 (b) of the Exchange Act:

None

Securities Registered Under Section 12 (g) of the Exchange Act:

Title of Each Class	Name of Each Exchange On Which Registered
Common Stock, $.30 Par Value	None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” in rule 12b-2 of the Exchange act.

Large accelerated filer  ☐        Accelerated filer  ☐        Non-accelerated filer  ☒

Issuer’s revenues for its most recent fiscal year:    $ 25,615,445

State the aggregate market value of the voting stock held by non-affiliates of the registrant, $4,373,969 (as of January 31, 2009, bid price $14.50).

Class	Outstanding at December 31, 2008
Common Stock, $.30 Par Value	519,350 Shares

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

PARADISE, INC.

2008 FORM 10-K ANNUAL REPORT

PART I

Item 1.	Description of Business

Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact should be considered “forward-looking statements” for purposes of these provisions, including statements that include projections of, or expectations about, earnings, revenues or other financial items, statements about our plans and objectives for future operations, statements concerning proposed new products or services, statements regarding future economic conditions or performance, statements concerning our expectations regarding the attraction and retention of customers, statements about market risk and statements underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of such terminology as “may,” “will,” “expects,” “plans,” “anticipates,” “intends,” “believes,” “estimates,” “potential,” or “continue,” or the negative thereof or other similar words. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we can give no assurance that such expectations or any of our forward-looking statements will prove to be correct. Actual results and developments are likely to be different from, and may be materially different from, those expressed or implied by our forward-looking statements. Forward-looking statements are subject to inherent risks and uncertainties.

(a)	Business Development

Paradise, Inc., was incorporated under the laws of the State of Florida in September, 1961 as Canaveral Utilities and Development Corporation. After the acquisition and merger of several other assets, the Corporation was renamed Paradise Fruit Company, Inc. in February, 1964, and the corporate name was changed again to Paradise, Inc. during July, 1993. There have been no bankruptcies, receiverships, or similar proceedings during the corporation’s history. There have been no material reclassifications, mergers, consolidations, purchases or sales of a significant amount of assets not in the ordinary course of business during the past three years.

(b)	The Company’s operations are conducted through two business segments. These segments, and the primary operations of each, are as follows:

BUSINESS SEGMENT	OPERATION
Candied Fruit	Production of candied fruit, a basic fruitcake ingredient, sold to manufacturing bakers, institutional users, and retailers for use in home baking. Also, based on market conditions, the processing of frozen strawberry products for sale to commercial and institutional such as preservers, dairies, drink manufacturers, etc.

Molded Plastics	Production of plastic containers for the Company’s products and other molded plastics for sale to unaffiliated customers.

For further segment information, refer to Note 11 in Part II, Item 8 of this Annual Report.

The Company knows of no other manufacturer in the Western Hemisphere whose sales of glace’ (candied) fruit is equal to those of Paradise, Inc. While there are no industry statistics published, from the generally reliable sources available, management believes that Company brands account for a large majority of all candied fruit sold in supermarkets and other grocery outlets in the USA.

In terms of candied fruit dollar sales, during 2008, approximately 20% were shipped to manufacturing bakers and other institutional users, with the balance being sold through supermarkets and other retail outlets for ultimate use in the home.

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

The trademarks “Paradise”, “Dixie”, “Mor-Fruit” and “Sun-Ripe” are registered with the appropriate Federal and State authorities for use on the Company’s candied fruit. These registrations are kept current, as required, and have a value in terms of customer recognition. The Company is also licensed to use the trademarks “White Swan”, “Queen Anne”, “Palm Beach”, “Golden Crown,” and “Pennant” in the sale of candied fruit.

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

During 1993, and through another wholly owned subsidiary, the Company launched an enterprise for the growing and selling of strawberries, both fresh and frozen. Plant City, Florida, the location of the Company’s manufacturing facilities and main office, styles itself as the “The Winter Strawberry Capital” because of the relatively large volume of fruit that is grown and harvested locally, mostly from December through April of each season. However, once competing fresh berries from the West Coast of the USA begin finding their way to market, the price of Florida fruit begins to diminish, and local growers had no other market for their product.

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

In the plastics molding segment of business, sales to unaffiliated customers continue to strengthen. This trend began several years ago when management shifted its focus from the sale of high volume, low profit “generics” to higher technology value added custom applications.

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

It is a trade practice to allow some supermarket chains to return unopened cases of candied fruit products that remain unsold at year-end, an option for which they normally pay a premium. A provision for the estimated losses on retail returns is included in the Company’s financial statements, for the year during which the sales are made.

With the continuing acquisitions, mergers and other consolidations in the supermarket industry, there is increasing concentration of candied fruit buying activity. During 2008, the Company derived approximately 15% of its consolidated net sales from Wal-Mart Stores, Inc. This customer is not affiliated with Paradise, Inc. in any way, and has exclusive use of a Paradise-owned controlled brand. The loss of this customer would have a material adverse effect on operating earnings.

While there is no industry-wide data available, management estimates that the Company sold approximately 75-80% of all candied fruits and peels consumed in the U.S. during 2008. The Company knows of two major competitors; however, it estimates that neither of these has as large a share of the market as the Company’s.

The molded plastics industry is very large and diverse, and management has no reasonable estimate of its total size. Many products produced by the Company are materials for its own use in the packaging of candied fruits for sale at the retail level. Outside sales represent approximately 80% of the Company’s total plastics production at cost, and, in terms of the overall market, are insignificant.

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

By local ordinance, it is required that all water effluent is metered, tested and discharged into a municipal industrial waste treatment plant. During 2008, costs for this discharge approximated $300,000, and management estimates that all expenses directly related to compliance with environmental regulations total well over $350,000 annually, which includes costs for permits, third party inspections and depreciation of installations.

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

Because of the unique processing methods employed for candied fruit, much of the equipment used by the Company is designed, built and assembled by the Company’s employees. The Company considers its plant one of the most modern, automated plants in the industry. The equipment consists of vats, dehydrators, tanks, giant evaporators, carbon filter presses, syrup pumps and other scientifically designed processing equipment. Finished retail packages are stored in air-conditioned warehouses, if required.

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

On August 22, 1997 the Securities and Exchange Commission issued new listing requirements for companies listed on the NASDAQ Small Cap Market. The requirements became effective on February 23, 1998. As of December 2008, the Company had not met the listing criteria.

(a)	The following table shows the range of closing bid prices for the Company’s Common Stock in the over-the-counter market for the calendar quarters indicated. The quotations represent prices in the over-the-counter market between dealers in securities, do not include retail mark-up, mark-down, or commissions and do not necessarily represent actual transactions.

	BID PRICES
	High	Low
2008
First Quarter	21.90	19.05
Second Quarter	19.60	19.05
Third Quarter	19.75	19.01
Fourth Quarter	19.01	15.50

2007
First Quarter	20.20	17.75
Second Quarter	18.75	17.25
Third Quarter	19.50	18.50
Fourth Quarter	20.95	19.01

(b)	Approximate Number of Equity Security Holders

As of December 31, 2008, the approximate number of holders of record of each class of equity securities of the Registrant were:

TITLE OF CLASS	NUMBER OF HOLDERS OF RECORD
Common Stock, $.30 Par Value	141

(c)	Dividend History and Policy

Dividends have been declared and paid annually when warranted by profitability. On March 26, 2009, the Board of Directors declared dividends of $.05 per share to stockholders of record on April 17, 2009. Dividends paid to stockholders for 2007 and 2006 were $.10 per share. Dividends paid for 2005 were $.15 per share.

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

Item 6.	Selected Financial Data – not applicable

Item 7.	Management’s Discussion and Analysis or Plan of Operation

Summary

The following tables set forth for the periods indicated (i) percentages which certain items in the financial data bear to net sales of the Company and (ii) percentage increase of such item as compared to the indicated prior period.

	RELATIONSHIP TO TOTAL REVENUE YEAR ENDED DECEMBER 31,			PERIOD TO PERIOD INCREASE (DECREASE) YEARS ENDED
	2008	2007	2006	2008-2007	2007-2006
NET SALES:
Candied Fruit	68.3%	70.5%	69.9%	-2.6%	- 1.4%
Molded Plastics	31.7	29.5	30.1	8.0	- 2.5

	100.0	100.0	100.0	0.5	- 2.3
Cost of Sales	73.4	71.3	74.4	3.6	- 6.5
Selling, General and Administrative Expense	18.0	19.6	19.0	-7.5	0.9
Depreciation and Amortization	3.1	3.4	3.5	-7.3	- 6.1
Interest Expense	0.9	0.9	0.9	-9.1	- 3.0

				0.8	- 5.0
Income from Operations	4.6	4.9	2.2	-5.3	120.2
Other Income, Net	—	0.4	0.1	-102.3	150.4

Income Before Provision for Income Taxes	4.6	5.3	2.3	-12.8	122.3
Provision for Income Taxes	1.7	2.0	0.9	-17.1	125.3

Net Income	2.9%	3.3%	1.4%	-10.2%	120.5%

(1) Liquidity

Management is not aware of any demands, commitments, events or uncertainties that will result in, or are reasonably likely to result in, a material increase or decrease in the Company’s liquidity. As discussed in footnote 5 of the Company’s financial statements, a line of credit is available to the Company to finance short-term working capital needs.

(2) Capital Resources

The Company does not have any material outstanding commitments for capital expenditures. Management is not aware of any material trends either favorable or unfavorable in the Company’s capital resources.

(3) Critical Accounting Policies and Estimates

The following discussion and analysis is based upon our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of revenues and expenses, and assets and liabilities during the periods reported. Estimates are used when accounting for certain items such as revenues, allowances for returns, early payment discounts, customer discounts, doubtful accounts, employee compensation programs, depreciation and amortization periods, taxes, inventory values, insurance programs, and valuations of investments, goodwill, other intangible assets and long-lived assets. We base our estimates on historical experience, where applicable and other assumptions that we believe are reasonable under the circumstances. Actual results may differ from our estimates under different assumptions or conditions. We believe that the following critical accounting policies affect our more significant judgments and estimates used in preparation of our consolidated financial statements.

(4) Results of Operations

2008 Compared to 2007

Paradise, Inc. is the leading producer of glace’ fruit, a primary ingredient of fruit cakes sold to manufacturing bakers, institutional users and supermarkets for sale during the holiday season of Thanksgiving and Christmas. Paradise, Inc. consists of two business segments, fruit and plastics. Fruit segment net sales represents 68.3% of consolidated net sales during the current twelve month reporting period ending December 31, 2008 or $17,498,939 compared to $17,966,624 for the similar reporting period of 2007. This represents a decrease in net fruit segment sales of $467,685 or 2.6%. The primary reason for this decease, is with more than 80% of fruit segment sales occurring during an eight to ten week period beginning in mid-September, Paradise, Inc.’s glace’ fruit customers were hesitant to commit to increasing or in certain cases maintaining previous year’s inventory levels, as economic indicators began to exhibit signs of a decline in consumer confidence during the fourth quarter of 2008.

Paradise Plastics, Inc., a wholly owned subsidiary of Paradise, Inc. represents 31.7% of consolidated net sales during 2008. Total plastics segment net sales were $8,116,506 for the twelve months ended December 31, 2008 compared to $7,513,715 for the similar reporting period of 2007. This represents an increase in net sales to unaffiliated customers of $602,791 or 8.0%. This positive growth more than offsets the recent decline in unaffiliated net sales to existing customers within the housing market during the past 12-18 months. Based on the continued weakness in the housing industry, management focused on diversifying its plastics business outside of this sector. As a result, sales to newly identified customers within the aerospace and food processing industries has lead to an increase in plastics sales during 2008.

Consolidated cost of goods sold, expressed as a percentage of net sales, increased 2.1% for the twelve months ending December 31, 2008 compared to the similar reporting period for 2007. Fruit segment cost of goods sold, which represents 67.6 % of the Company’s overall production cost during 2008 increased as price increases absorbed from the Company’s suppliers of raw fruit materials including corn syrup lowered the Company’s gross margins on fruit segment net sales during 2008. The plastics segment’s cost of goods sold, expressed as a percentage of net sales, decreased 5.1% as an increase in sales volume and units produced during 2008 allowed this segment to allocate its fixed production cost over an increased amount of plastics finished goods inventory.

Inventory levels at December 31, 2008 increased by $2,466,055 to $10,044,061 from $7,578,006 at December 31, 2007. Of this increase, $1,870,159 relates to Paradise’s Inc.’s glace’ fruit inventory as management found it necessary to procure a sufficient supply of raw fruit materials during 2008 in order to insure timely product shipment for the upcoming 2009 selling season. With the need to begin glace’ fruit production as much as ten months in advance of fulfilling customer orders, management must react quickly to factors such as climate change, harvest results and economic conditions of the Company’s Asian, European and Central American suppliers. Shortages in commodities such as pineapple, papaya and various fruit peels will have a detrimental impact on the Company’s ability to ship its glace’ retail products to the marketplace in a timely manner. Management is confident inventory levels are sufficient to meet glace’ fruit production needs for the upcoming 2009 selling season along with providing adequate reserves and flexibility to begin developing purchasing requirements for 2010.

Selling, general and administrative expenses for 2008 decreased 7.5% as professional, legal and audit fees associated with the termination of the Company’s defined benefit pension plan and establishment of the Company’s 401(k) plan were incurred during 2007. As disclosed in previous filings, Paradise, Inc. elected to terminate the Company’s defined benefit pension plan and offer all eligible employees the opportunity to transfer their vested pension funds into the Company’s newly sponsored 401(k) retirement plan. On March 25, 2008, Paradise, Inc. received final regulatory approval to terminate the defined benefit pension plan. The liability associated with this event totaled $446,717 and was accrued for at December 31, 2007 and 2006. On May 15, 2008 this amount was transferred to the Company’s pension plan administrator, in order to complete the planned termination of this pension plan.

Depreciation and amortization expenses for 2008 decreased 7.3% compared to 2007 as fixed assets that became fully depreciated during the past twelve months exceeded the amount of new assets placed into service.

Interest expense for the twelve months ending December 31, 2008 decreased $21,697 or 9.1% compared to the similar reporting period for 2007 as the rate of interest charged by the Company’s primary lender declined steadily during 2008. The Company’s revolving line of credit balance as of December 31, 2008 was $0. All covenants required by Paradise, Inc.’s lender on this revolving line credit have been achieved.

The Consolidated Statement of Cash Flow reflects a decrease in cash of $1,147,411 for the twelve months ended December 31, 2008 primarily as management elected to procure sufficient amounts of raw fruit materials for the upcoming 2009 selling season as well as securing adequate reserves for 2010.

In summary, based upon the information above, Paradise, Inc. generated consolidated net sales of $25,615,445 for 2008 compared to $25,480,339 for 2007. Net income after provision for income taxes was $752,141 or $1.45 earnings per share for 2008 compared to $837,515 and $1.61 earnings per share for 2007.

2007 Compared to 2006

Paradise, Inc.’s fruit segment net sales represents 70.5% of consolidated net sales totaled $17,966,624 for the twelve months ended December 31, 2007 compared to 69.9% of consolidated net sales totaling $18,225,869 for the similar reporting period for 2006. This represents a 1.4% decrease in fruit segment net sales for 2007 compared to 2006. While net fruit segment sales declined slightly in 2007, Paradise, Inc. continues to be the leading producer of glace’ fruit, a primary ingredient of fruit cakes, which is sold to manufacturing bakers, institutional users and retailers throughout the United States. Consumer demand for glace’ fruit is traditionally strongest during the Thanksgiving and Christmas season. Approximately 80% of glace’ fruit net sales are realized during an eight to ten weeks period commencing in mid September.

Due to the seasonal nature of Paradise, Inc.’s glace’ fruit sales, the Company continues to face challenges from its national and regional customers who rely on computerized data reports to determine the optimal number of days glace’ fruit should remain on their store shelves. Delays in rolling out the Company’s line of glace’ fruit will result in fewer chances to attract consumers to the Company’s products. To counter this action, Paradise, Inc.’s experienced sales force will continue to travel throughout the United States during the spring and Summer booking period to discuss with retail customers as to proper timing and product placement in order to maximize selling opportunities for the upcoming 2008 holiday season.

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

Consolidated cost of goods sold, expressed as a percentage of net sales, decreased 3.1% for the twelve months ending December 31, 2007 compared to the similar reporting period for 2006. Fruit segment cost of sales decreased 5.8% as delays in harvesting of raw fruit materials and subsequent delivery to Paradise, Inc. from existing supplier’s required the Company to contract with additional suppliers. As conditions improved, Paradise, Inc. received an increased amount of its estimated raw fruit requirements for 2007. This increase allowed the Company to allocate fixed levels of factory overhead over a greater amount of finished glace’ fruit inventory, resulting in the decrease in cost of sales, mentioned above. At December 31, 2007 Paradise, Inc. finished glace’ fruit inventory was valued at $2,709,796 compared to $1,669,697 at December 31, 2006.

Paradise Plastics, Inc. which is not subject to seasonal demands of the fruit segment incurred a 2.1% increase in cost of goods sold as a percentage of sales for the twelve months ended December 31, 2007 compared to the similar reporting period for 2006. Rising energy prices for petroleum based resins absorbed from the Company’s suppliers outpaced the plastics segment’s ability to pass along these increases at the same percentage.

Selling, general and administrative expenses for 2007 increased by less than 1.0% as increases in professional fees were offset by the reduction in cost associated with the implementation and administration of the Company’s newly established 401(k) plan. As disclosed in last year’s annual filing, Paradise, Inc. elected to terminate the Company’s defined benefit pension plan and offer all eligible employees the opportunity to transfer their vested pension funds into the Company sponsored 401(k) retirement plan. As of the date of this filing, the Company is awaiting final regulatory approval to terminate the defined benefit pension plan. The liability associated with terminating the defined benefit pension plan is $446,717 and was accrued for during 2006.

Depreciation and amortization expenses for 2007 decreased 6.1% compared to 2006 as fixed asset reductions for the past twelve months exceeded the amount of new assets placed into service.

Interest expense for the twelve months ending December 31, 2007 decreased 3.0% compared to the similar reporting period for the prior year as short-term bank financing used to produce the Company’s glace’ fruit inventory declined to an average monthly balance of $920,833 for 2007 compared to $1,393,750 for 2006.

The consolidated Statement of Cash Flows reflects a decrease in cash of $2,078,178 for the twelve months ended December 31, 2007. The major reasons for the decrease are twofold: first, uncertainty surrounding the availability of raw fruit, produced an increase in finish glace’ fruit inventory in excess of $1 million dollars; secondly, accounts receivable from Wal-Mart Stores, Inc. totaled $1,345,913 at December 31, 2007 compared to $34,432 at December 31, 2006. As of the date of this filing, Wal-Mart Stores, Inc. has remitted payments to Paradise, Inc. totaling $1,290,644.

Pursuant to the events described above, Paradise, Inc.’s consolidated net sales decreased 2.3% to $25,480,339 for the twelve months ending December 31, 2007 compared to $26,072,149 for the twelve months ending December 31, 2006. Net income after provision for income taxes was $837,515 or $1.61 earnings per share for 2007 compared to $379,914 and $.73 earnings per share for 2006.

2006 Compared to 2005

In 2006, Paradise, Inc. reinforced its long standing position as the leading producer of glace’ fruit, a primary ingredient of fruit cakes, which is sold to manufacturing bakers, institutional users and retailers throughout the United States leading up to and during the holiday season of Thanksgiving and Christmas. This position was evident as Paradise, Inc.’s glace’ fruit net sales activity increased to $18,225,869 during 2006 compared to net sales of $16,906,637 for 2005. With continuing consolidation occurring in the grocery industry, Management is pleased to see the decision to expand its relabeling and coupon redemption program for the Company’s brand name and private label customers has resulted in greater awareness and net sales growth for the Company’s glace’ fruit products.

Paradise Plastics, Inc., a wholly owned subsidiary of Paradise, Inc., which experienced cumulative growth in net sales of more than 80% over the past five years, produced net sales to unaffiliated customers of $7,846,280 for 2006 compared to $8,045,187 for 2005. This 2.5% decrease in net sales is partially attributable to the relocation of Paradise Plastics, Inc.’s Central Florida operations to its newly constructed 10,000 square foot facility located at Company’s headquarters in Plant City, Florida. This relocation, successfully completed during March and April of 2006, resulted in a scheduled delay of processing customer orders as production equipment was dismantled, transferred and re-assembled at headquarters. The other factor contributing to this decrease was the decision of several existing customers’ to reduce their re- orders during 2006. However, management is confident that the expertise developed in designing various high tech custom molding products over the past several years will continue to help expand this segment in the future.

Cost of goods sold, expressed as a percentage of net sales, remained consistent with the previous year’s reporting as increases in the cost of raw fruit materials absorbed from suppliers were successfully incorporated into the Company’s pricing structure for its glace’ fruit products prior to the late spring and summer booking periods.

Selling expenses, which includes bad debt expense, for 2006 decreased by 11.2% compared to the prior year as management’s decision during 2005 to terminate several supplier and marketing agreements along with several larger than usual customer receivable write-offs resulted in a one-time charge to operations of $303,129. Excluding these charges to operations during 2005, selling expenses in 2006 decreased by less than 1.0% compared to 2005.

General and administrative expenses increased 12.0% for 2006 compared to 2005 as increases in professional fees, health and life insurance premiums and expenses associated with funding the Company’s defined benefit pension plan continue to rise.

In response to continuing increases in the cost associated with maintaining the Company’s defined benefit pension plan, the Board of Directors of Paradise, Inc. authorized the following corporate action. The Board elected to freeze pension plan benefit accruals effective November 30, 2006, provide 100% vesting for all active participants as of November 30, 2006, terminate the pension plan effective December 31, 2006 and establish a 401(k) retirement plan for all active pension plan participants effective January 1, 2007.

Furthermore, the Company has fully complied with all accounting and disclosure provisions of FASB #158, “Employer’s Accounting for Defined Pension and Other Post-retirement Plans”, issued by the Financial Accounting Standard Board in October, 2006. This accounting treatment is reflected in the Company’s Consolidated Statement of Income and is expanded upon in Footnote 9 of the enclosed report.

Depreciation and amortization expenses increased by 6.3% for 2006 compared to the prior year primarily due to the increase in amortization expense associated with the asset purchase of a competitor’s glace’ fruit business. As disclosed in previous filings, Paradise, Inc. entered into this agreement during June 2006, purchasing a competitor’s customer list, remaining glace’ fruit inventory and a non-compete agreement which is being amortized over a period of ten years. Total consideration equaled $1,646,000 with $671,000 paid in cash at closing. The remaining balance of $975,000 is payable in the following installments: $425,000 – December 2007; $275,000 – December 2008; and a final payment of $275,000 – December 2009.

Interest expense for 2006 increased by $57,230 compared to the prior year for the following two reasons. First, the rate of interest charged by Paradise, Inc.’s primary bank on its short-term revolving line of credit increased throughout the year. Second, the accrual of imputed interest at 6% commencing July 2006 was applied against the amounts due note disclosed in the previous paragraph.

In summary, based upon the information above, Paradise, Inc. generated consolidated net sales of $26,072,149 for 2006 compared to $24,951,824 for 2005. Net Income for 2006 was $379,914 or $.73 earnings per share compared to Net Income for 2005 of $556,780 or $1.07 earnings per share.

Item 8.	Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

    and Shareholders of

    Paradise, Inc.

Plant City, FL 33563

We have audited the accompanying consolidated balance sheets of Paradise, Inc., and subsidiaries as of December 31, 2008 and 2007 and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2008 and 2007 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Paradise, Inc., and subsidiaries as of December 31, 2008 and 2007 and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

Respectfully submitted,

/s/ Pender Newkirk and Co., LLP
PENDER NEWKIRK AND CO., LLP

Certified Public Accountants

Tampa, Florida

March 25, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

    and Shareholders of

    Paradise, Inc.

Plant City, FL 33563

We have audited the accompanying consolidated balance sheet of Paradise, Inc., and subsidiaries as of December 31, 2006, and the related consolidated statement of income and comprehensive income, changes in stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Paradise, Inc., and subsidiaries as of December 31, 2006, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

Respectfully submitted,

/s/ Bella, Hermida, Gillman, Hancock & Mueller
BELLA, HERMIDA, GILLMAN, HANCOCK & MUELLER

Certified Public Accountants

Plant City, Florida

March 16, 2007

PARADISE, INC.

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

	DECEMBER 31,
	2008	2007	2006
CURRENT ASSETS:
Cash and Cash Equivalents	$2,045,796	$3,193,207	$5,271,385
Accounts Receivable, Net of Allowance for Doubtful Accounts of $ -0- and Allowance for Returns of $1,094,000 (2008), $1,151,811 (2007) and $1,124,000 (2006)	829,773	1,775,793	641,674
Inventories	10,044,061	7,578,006	6,433,402
Prepaid Expenses and Other Current Assets	440,636	472,876	497,565
Deferred Income Tax Asset	325,584	470,929	391,186

Total Current Assets	13,685,850	13,490,811	13,235,212

PROPERTY, PLANT AND EQUIPMENT:
Net of Accumulated Depreciation of $16,820,680 (2008), $16,183,229 (2007) and $15,500,258 (2006)	5,191,773	5,520,252	5,963,152

GOODWILL	413,280	413,280	413,280

CUSTOMER BASE AND NON-COMPETE AGREEMENT	943,287	1,069,172	1,195,057

OTHER ASSETS	319,661	447,408	411,861

TOTAL ASSETS	$20,553,851	$20,940,923	$21,218,562

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements

LIABILITIES AND STOCKHOLDERS’ EQUITY

	DECEMBER 31,
	2008	2007	2006
CURRENT LIABILITIES:
Short-Term Debt	$373,538	$154,489	$90,676
Accounts Payable	689,673	746,902	1,060,036
Accrued Expenses	1,153,395	1,754,391	1,972,430
Income Taxes Payable	124,321	247,112	305,766
Current Portion of Long-Term Debt	435,953	423,115	525,781

Total Current Liabilities	2,776,880	3,326,009	3,954,689

LONG-TERM DEBT, NET OF CURRENT PORTION	93,236	515,188	938,725

DEFERRED INCOME TAX LIABILITY	284,253	297,373	352,595

Total Liabilities	3,154,369	4,138,570	5,246,009

STOCKHOLDERS’ EQUITY:
Common Stock, $.30 Par Value, 2,000,000 Shares Authorized, 583,094 Shares Issued, 519,350 Shares Outstanding	174,928	174,928	174,928
Capital in Excess of Par Value	1,288,793	1,288,793	1,288,793
Retained Earnings	16,587,204	15,886,998	15,101,418
Accumulated Other Comprehensive Loss	(374,524)	(271,447)	(315,667)

	17,676,401	17,079,272	16,249,472

Less: Common Stock in Treasury, at Cost, 63,744 Shares	276,919	276,919	276,919

Total Stockholders’ Equity	17,399,482	16,802,353	15,972,553

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$20,553,851	$20,940,923	$21,218,562

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements

PARADISE, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	FOR THE YEARS ENDED DECEMBER 31,
	2008	2007	2006
NET SALES	$25,615,445	$25,480,339	$26,072,149

COSTS AND EXPENSES:
Cost of Goods Sold (Excluding Depreciation)	18,812,049	18,153,670	19,404,930
Selling, General and Administrative Expenses	4,612,726	4,985,480	4,943,774
Depreciation and Amortization	792,384	854,800	910,476
Interest Expense	217,312	239,009	246,448

Total Costs and Expenses	24,434,471	24,232,959	25,505,628

INCOME FROM OPERATIONS	1,180,974	1,247,380	566,521

OTHER INCOME (EXPENSE)– NET	(2,391)	104,776	41,842

INCOME BEFORE PROVISION FOR INCOME TAXES	1,178,583	1,352,156	608,363

PROVISION FOR INCOME TAXES	426,442	514,641	228,449

NET INCOME	752,141	837,515	379,914
OTHER COMPREHENSIVE INCOME:
Unrealized Gain on Pension Plan			326,805
Unrealized Gain (Loss) on Available for Sale Securities	(103,077)	44,220	8,370

COMPREHENSIVE INCOME	$649,064	$881,735	$715,089

EARNINGS PER SHARE:
Basic	$1.45	$1.61	$0.73

Diluted	$1.45	$1.61	$0.73

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements

PARADISE, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

	COMMON STOCK	CAPITAL IN EXCESS OF PAR VALUE	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE LOSS	TREASURY STOCK	TOTAL
Balance, December 31, 2005	$174,928	$1,288,793	$14,799,406	$(38,138)	$(276,919)	$15,948,070

Cash Dividends Declared, $.15 per Share			(77,902)			(77,902)
Unrealized Gain on Marketable Equity Securities				8,370		8,370
Adjustment to initially apply FASB Statement No. 158, Net of Tax				(612,704)		(612,704)
Gain on Retirement Plan				326,805		326,805
Net Income			379,914			379,914

Balance, December 31, 2006	174,928	1,288,793	15,101,418	(315,667)	(276,919)	15,972,553

Cash Dividends Declared, $.10 per Share			(51,935)			(51,935)
Unrealized Gain on Marketable Equity Securities				44,220		44,220
Net Income			837,515			837,515

Balance, December 31, 2007	174,928	1,288,793	15,886,998	(271,447)	(276,919)	16,802,353

Cash Dividends Declared, $.10 per Share			(51,935)			(51,935)
Unrealized (Loss) Marketable Equity Securities				(103,077)		(103,077)
Net Income			752,141			752,141

Balance, December 31, 2008	$174,928	$1,288,793	$16,587,204	$(374,524)	$(276,919)	$17,399,482

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements

PARADISE, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE YEARS ENDED DECEMBER 31,
	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$752,141	$837,515	$379,914
Adjustments to Reconcile Net Income to Net Cash Provided by (Used in) Operating Activities:
Provision for Sales Returns	(57,439)	27,811	143,000
Provision for Estimated Inventory Returns	50,156	(19,147)	(141,000)
Provision for Deferred Income Taxes	132,225	(134,965)	(133,625)
Depreciation and Amortization	792,384	854,800	910,476
Changes in Assets and Liabilities, Net of Acquisition:
Accounts Receivable	1,003,460	(1,161,930)	1,300,359
Inventories	(2,516,213)	(1,144,604)	(214,989)
Prepaid Expenses and Other Current Assets	32,240	31,402	(170,907)
Other Assets	(4,375)	1,363	7,462
Accounts Payable	(57,225)	(313,134)	489,489
Accrued Expenses	(600,999)	(217,679)	129,171
Income Taxes Payable	(122,791)	(58,654)	(84,331)

Net Cash Provided by (Used in) Operating Activities	(596,436)	(1,297,222)	2,615,019

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Property, Plant and Equipment	(308,975)	(259,532)	(792,652)
Purchase of Customer Base and Non-Compete Agreement			(425,000)

Net Cash Used in Investing Activities	(308,975)	(259,532)	(1,217,652)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Proceeds of Short-Term Debt	219,049	63,813	79,891
Proceeds from Issuance of Long-Term Debt			27,345

	FOR THE YEARS ENDED DECEMBER 31,
	2008		2007		2006
Principal Payments on Long-Term Debt		(409,114)		(533,302)	(225,200)
Dividends Paid		(51,935)		(51,935)	(77,902)

Net Cash Used in Financing Activities		(242,000)		(521,424)	(195,866)

Net Increase (Decrease) in Cash		(1,147,411)		(2,078,178)	1,201,501

CASH AND CASH EQUIVALENTS, at Beginning of Year		3,193,207		5,271,385	4,069,884

CASH AND CASH EQUIVALENTS, at End of Year		$2,045,796		$3,193,207	$5,271,385

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash Paid During the Year for:
Interest		$217,312		$239,009	$203,114

Income Taxes		$418,226		$388,480	$320,000

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Unrealized Holding Gain (Loss) on Securities		$(103,077)		$44,220	$8,370

Customer Base Acquired and Non-Compete Agreement Entered with Unrelated Party	$		$		$1,258,850
Cash Paid					(425,000)

Note Payable Issued	$		$		$833,850

DISCLOSURE OF ACCOUNTING POLICY:

For purposes of the Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008, 2007 AND 2006

NOTE 1: SIGNIFICANT ACCOUNTING POLICIES

Paradise, Inc. operations are conducted through two business segments, candied fruit and molded plastics. The primary operations of the fruit segment is production of candied fruit, a basic fruitcake ingredient, sold to manufacturing bakers, institutional users, and retailers for use in home baking. Also, based on market conditions, the processing of frozen strawberry products, for sale to commercial and institutional users such as preserves, dairies, drink manufacturers, etc. The molding plastics segment provides production of plastic containers for the Company’s products and other molded plastics for sale to unaffiliated customers. Substantially all of the Company’s customers are located in the United States of America.

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

Fair Value of Financial Instruments

The aggregated net fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and cash equivalents, receivables, payables, accrued expenses and short-term borrowings. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand. The fair value of marketable securities are based on active market prices. The fair value of the Company’s debt, which approximates carrying value, is estimated based upon the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

Accounts Receivable and Revenue Recognition

Management considers subsequent collection results and writes off all year-end balances that are not deemed collectible by the time the financial statements are issued. Additionally, management has provided for estimated product returns by applying an allowance against Accounts Receivable for the invoiced price of the returns. A provision to recognize a related estimate of finished goods returns has been added to inventories (Note 2). Management considers the remaining accounts receivable to be fully collectible; accordingly, no allowance for doubtful accounts has been established as of December 31, 2008. If accounts become uncollectible, they will be charged to operations when that determination is made. The Company does not have policy to charge interest on past due amounts. Accounts Receivable are considered past due based on invoice terms. The Company recognizes revenue on the shipment of goods to it customers.

Inventories

Inventories are valued at the lower of cost (first-in, first-out) or market. Cost includes material, labor, factory overhead and depreciation.

PARADISE, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Generally, the straight-line method is used in computing depreciation. Estimated useful lives of plant and equipment are:

Years
Buildings and Improvements	10 – 30
Machinery and Equipment	3 – 10

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

Marketable Equity Securities and Deferred Compensation

The Company holds marketable securities as a trustee under the terms of a trust agreement to provide compensation benefits to two key executives upon retirement. The investments in the trusts are subject to the claims of the Company’s general creditors; therefore, the Company is treated as the owner of the trusts. Included in accrued expenses at December 31, 2008 and 2007 is $160,408 and $195,362 of deferred compensation related to these agreements.

The Company records unrealized gains and losses on marketable equity securities available for sale in the stockholders’ equity section of its balance sheet as a component of Accumulated Other Comprehensive Income (Loss).

When securities are sold, the cost of securities sold is based on weighted average cost in order to determine gross realized gains and losses.

Realized gains and losses, and declines in value judged to be other-than-temporary on available-for-sale securities, if any, are included in the consolidated statement of operations.

Goodwill

Goodwill totaling $413,280 represents the excess purchase price over the fair value of the net assets acquired in the acquisition of Mastercraft Products, Corporation. These costs are reviewed annually for impairment pursuant to SFAS No. 142, Goodwill and Other Intangible Assets.

Identifiable Intangible Assets

Customer Base and Non-Compete Agreement

The customer base and non-compete agreement represents $1,258,000 of the fair value of these assets pursuant to the Company’s purchase during 2006 of an unrelated entity’s inventories, their customer list and a non-compete agreement for a period of ten years. The customer base and non-compete agreement are being amortized over ten years.

Other Identifiable Intangible Assets

Identifiable intangible assets included in Other Assets consist of a covenant not to compete and debt issue costs. In connection with the acquisition of Mastercraft Products Corporation in 2004, the Company entered into a covenant not to compete agreement with the former owner in the amount of $123,000. It was amortized over a period of 36 months and is fully amortized as of December 31, 2008.

Debt issue costs incurred of $60,000 and $18,971 are being amortized over the term of the agreement of 24 months and 84 months, respectively.

Amortization expense for the years ended December 31, 2008, 2007 and 2006 was $154,930, $162,097 and $120,317, respectively.

Accumulated amortization for the same periods totaled $337,722 (2008), $381,737 (2007) and $196,403 (2006).

PARADISE, INC.

AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008, 2007 AND 2006

NOTE 1: SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Future amortization expense is anticipated to be as follows:

2009	$162,875
2010	$162,790
2011	$125,885
2012	$125,885
2013	$125,885
Thereafter	$295,879

Selling Expenses

The Company considers freight delivery costs to be selling expenses and has included $540,141 (2008), $564,799 (2007) and $575,877 (2006) in selling, general and administrative expenses in the income statements.

Advertising Expenses

The Company expenses advertising costs in the year they are incurred. Advertising expenses totaled $180,185 (2008), $122,528 (2007) and $208,659 (2006) and are included in selling, general and administrative expenses in the income statement.

Employee Benefit Plan

The Company established a 401(k) retirement plan on January 1, 2007 to replace the Company’s defined benefit pension plan. All active employees whom were in the defined benefit pension plan may elect to transfer their vested pension balance directly into the 401(k) plan. Eligibility requirements for new employees are based on completing 1,000 hours of service by the end of the first twelve months of consecutive employment and being at least 21 years old. Employee contributions are voluntary and subject to Internal Revenue Service limitations. The Company provides a matching contribution subject to annual review of the Company’s financial performance. For the years ended December 31, 2008 and 2007, the Company incurred $55,178 and $54,266 in 401(k) expense.

Earnings Per Share

Basic and diluted earnings per common share are based on the weighted average number of shares outstanding and assumed to be outstanding during the year (519,350 shares in 2008, 2007 and 2006 for basic). There are no dilutive securities outstanding at December 31, 2008, 2007 and 2006.

Reclassifications

Certain prior period amounts have been reclassified to conform with the current period presentation.

Impact of Recently Issued Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133,” or “SFAS No. 161.” SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. The Company does not expect SFAS No. 161 to have a material impact on its results of operations or financial condition.

PARADISE, INC.

AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008, 2007 AND 2006

NOTE 1: SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Impact of Recently Issued Accounting Pronouncements (Continued)

Other recent accounting pronouncements issued by the FASB (including its EITF), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements

NOTE 2: INVENTORIES

	2008	2007	2006
Supplies	$161,678	$140,868	$160,885
Raw Materials	1,788,808	1,457,375	1,626,330
Work in Progress	956,745	713,092	517,142
Finished Goods	7,136,830	5,266,671	4,129,045

TOTAL	$10,044,061	$7,578,006	$6,433,402

Included in Finished Goods inventory are estimated returns related to the Provision for Sales Returns totaling $944,412 (2008), $996,147 (2007) and $977,000 (2006).

Substantially all inventories are pledged as collateral for certain short-term obligations as well as long-term obligations.

NOTE 3: PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	2008	2007	2006
Land and Improvements	$656,040	$656,040	$656,040
Buildings and Improvements	7,004,932	6,941,132	6,933,632
Machinery and Equipment	14,351,481	14,106,309	13,873,738

Total	22,012,453	21,703,481	21,463,410
Less: Accumulated Depreciation	16,820,680	16,183,229	15,500,258

NET	$5,191,773	$5,520,252	$5,963,152

PARADISE, INC.

AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008, 2007 AND 2006

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

Depreciation expense for the years ended December 31, 2008, 2007 and 2006 was $637,454, $692,702 and $790,158, respectively.

NOTE 4: INVESTMENT IN MARKETABLE EQUITY SECURITIES

Available-for-sale securities, which are included in other assets in the balance sheet, consist of the following:

	2008	2007	2006
Equity Mutual Funds, at cost	$281,837	$281,837	$281,833
Gross Unrealized Losses, Before Tax	(121,429)	(18,351)	(62,568)

Total Marketable Equity Securities, at Fair Value	$160,408	$263,486	$219,265

The change in gross unrealized losses was as follows:

	2008	2007	2006
Net Unrealized Gain (Loss) on Equity Securities	$(103,077)	$44,220	$8,370

In accordance with SFAS No. 157 “Fair Value Measurements, “ fair value of available for sale securities is based on quoted market prices in active markets (Level 1).

NOTE 5: SHORT-TERM DEBT

	2008	2007	2006
Letters of credit and other short-term debt under a revolving line of credit with a bank.	$373,538	$154,489	$90,676

TOTAL	$373,538	$154,489	$90,676

The average monthly borrowings and weighted average interest rates were determined by month-end balances. Non-interest bearing letters of credit were included in the aggregate figures.

2008	AMOUNT	WEIGHTED AVERAGE INTEREST RATE
Average bank short-term borrowings (monthly)	$2,037,000	7.32%

Average aggregate short-term borrowings (monthly)	$2,390,602	12.08%

Maximum aggregate short-term borrowings (at any month-end)	$8,411,255

2007	AMOUNT	WEIGHTED AVERAGE INTEREST RATE

Average bank short-term borrowings (monthly)	$920,833	8.40%

Average aggregate short-term borrowings (monthly)	$1,182,975	11.11%

Maximum aggregate short-term borrowings (at any month-end)	$4,380,027

PARADISE, INC.

AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008, 2007 AND 2006

NOTE 5: SHORT-TERM DEBT (CONTINUED)

2006	AMOUNT	WEIGHTED AVERAGE INTEREST RATE
Average bank short-term borrowings (monthly)	$1,393,750	7.76%

Average aggregate short-term borrowings (monthly)	$2,648,827	6.12%

Maximum aggregate short-term borrowings (at any month-end)	$7,533,475

Pursuant to a revolving loan agreement, a bank has agreed to advance the Company 80% of the Company’s eligible receivables and 50% of the Company's eligible inventory up to a $5.5 million. The maximum amount available on the line of credit as of December 31, 2008 was $9 million with a maturity date of May 31, 2009. Interest is payable monthly and is computed from a daily floating rate equal to the Libor rate plus an applicable margin per the agreement.

This agreement is subject to certain conditions which must be met for the Company to continue borrowing, including debt service coverage and debt to equity ratios, a resting period provision, and other financial covenants. The Company was in compliance with these covenants for all three reporting periods. The loan agreement is secured by all of the Company’s assets, whether tangible or intangible.

The amount available to be drawn down based on the available collateral at December 31, 2008 was $6,138,761, at December 31, 2007 was $5,633,013 and at December 31, 2006 was $4,140,740.

NOTE 6: LONG-TERM DEBT

	2008	2007	2006
Note Payable, Libor rate plus applicable margin, collateralized by accounts receivable and inventories. Monthly payments of $13,967 plus interest, ending May 31, 2010.	$249,164	$402,796	$570,394

Note Payable, 0% stated interest, 6% imputed interest, final payment of $275,000 due December 2009.	257,650	499,650	833,000

Obligations under capital leases.	22,375	35,857	61,112

Total Debt	529,189	938,303	1,464,506
Less, Current Portion	435,953	423,115	525,781

LONG-TERM DEBT	$93,236	$515,188	$938,725

The aggregate principal amounts maturing in each of the subsequent years are:

2009	$435,953
2010	93,236

Total	$529,189

NOTE 7: LEASES

The Company has certain equipment leases which are classified as capital leases. At December 31, 2008, 2007 and 2006, the amount capitalized was $158,679, and the accumulated amortization was $82,298 (2008), $66,431 (2007) and $50,563 (2006). The amount recognized as an obligation was $22,375 (2008), $35,857 (2007) and $61,112 (2006), respectively, which has been included in long-term debt shown in Note 6. Amortization expense is included in depreciation.

The Company leases certain automobiles and office equipment under operating leases ranging in length from thirty-six to sixty months. Lease payments charged to operations amounted to $65,631 (2008), $59,614 (2007) and $77,195 (2006).

At December 31, 2008, future minimum payments required under leases with terms greater than one year, and the present value of minimum capital lease payments, were as follows:

YEARS ENDING DECEMBER 31,	CAPITAL LEASES	OPERATING LEASES
2009	$11,966	$57,396
2010	9,474	40,139
2011	2,943	9,771

Total Minimum Lease Payments	24,383	$107,306

Less, Amount Representing Interest	(2,008)

PRESENT VALUE OF FUTURE MINIMUM CAPITAL LEASE PAYMENTS	$22,375

PARADISE, INC.

AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008, 2007 AND 2006

NOTE 8: ACCRUED EXPENSES

	2008	2007	2006
Accrued Payroll and Bonuses	$239,164	$274,706	$276,527
Accrued Brokerage Payable	293,322	299,096	315,520
Accrued Pension Cost (Note 9)	0	446,717	446,717
Other Accrued Expenses	17,958	21,510	74,320
Coupon Reimbursement	65,000	100,000	87,500
Accrued Credit Due to Customers	281,760	318,754	457,596
Accrued Insurance Payable	95,783	98,246	158,056
Accrued Deferred Compensation	160,408	195,362	156,194

TOTAL	$1,153,395	$1,754,391	$1,972,430

NOTE 9: RETIREMENT PLAN

The Company and its subsidiaries had a defined benefit pension plan covering all employees who become eligible for participation in the plan on the semiannual date following one year of service (1,000 hours worked) and the attainment of age 21. The total defined benefit plan pension cost for 2008, 2007 and 2006 was $0, $0 and $184,457, respectively, which includes amortization of past service cost over 10 years. The Company made annual contributions to fund the plan equal to the amounts deductible for Federal Income Tax purposes.

The Company elected to freeze the pension plan benefit accruals effective November 30, 2006, provide 100% vesting for all active participants as of November 30, 2006 and terminate the pension plan effective December 31, 2006. The Company filed with the appropriate regulators and terminated the plan in 2008 once approvals were received. The Company has treated the action as a curtailment as no further benefits accrued after November 30, 2006.

On March 25, 2008 Paradise, Inc. received final approval from the Internal Revenue Service to terminate the Company’s defined benefit pension plan. On May 15, 2008, Paradise, Inc. transferred $446,717 to the pension plan administrator, Principal Financial Group in order to complete the termination process. This amount $446,717 was accrued as of December 31, 2007 and 2006.

The following table sets forth the changes in benefit obligations, changes in plan assets and the reconciliation of funded status for 2008, 2007 and 2006:

	2008	2007	2006
Change in Benefit Obligation:
Benefit Obligation at Beginning of Year	$3,590,367	$3,590,367	$3,764,387
Service Cost			183,899
Interest Cost			193,955
Actuarial Loss			1,126,955
Benefits Paid	(3,590,367)		(111,278)
Effect of Curtailment			(1,567,551)

Benefit Obligation at End of Year	—	3,590,367	3,590,367

Change in Plan Assets:
Fair Value of Plan Assets at Beginning of Year	3,143,650	3,143,650	2,931,132
Actual Return on Plan Assets			277,396
Employer Contributions	446,717		46,400
Benefits Paid	(3,590,367)		(111,278)

Fair Value of Plan Assets at End of Year	—	3,143,650	3,143,650

Funded Status at end of year (Underfunded)	—	(446,717)	(446,717)

PARADISE, INC.

AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008, 2007 AND 2006

NOTE 9: RETIREMENT PLAN (CONTINUED)

	2008	2007	2006
Amounts recognized in Statement of Financial Position
Current Deferred Income Tax Assets		160,818	160,818
Current Liabilities		(446,717)	(446,717)

Accumulated Other Comprehensive
Income, Net of Current Deferred
Income Tax Assets		(285,899)	(285,899)

	2008	2007	2006
Weighted-average assumptions used to determine benefit obligations
Discount rate	N/A	N/A	4.69%
Rate of compensation increase	N/A	N/A	3.96%

The 12/31/2006 amounts include the effect of the plan curtailment.

The items marked N/A were new in 2006 due to the application of SFAS 158. Retrospective application was not required. The cumulative effect of approximately $612,000, net of tax, was recognized as an adjustment to Accumulated Other Comprehensive Income in 2006.

The Components of Net Periodic Benefit Cost and Other Changes Recognized in Other Comprehensive Income (OCI) for 2008, 2007 and 2006 included the following components:

	2008	2007	2006
Components of net periodic benefit cost
Service Cost	$	$	$183,899
Interest Cost			193,955
Expected Return on Plan Assets			(192,546)
Amortization of net loss			29,383
Amortization of Prior Service (Credit)			(31,488)
Effect of Curtailment			(12,709)

Net Periodic Benefit Cost	$	$	$170,494

Other Changes Recognized in OCI
Net Loss	$	$	$1,042,105
Amortization of Net Gain			(29,383)
Amortization of Prior Service Cost			31,488
Amount Recognized Due to Curtailment			(1,554,842)

Total Recognized in Other Comprehensive Income (Loss)			(510,632)
Deferred Income Tax Expense			183,827

Net Amount Recognized in Other Comprehensive Income (Loss)	$	$	$(326,805)

Total Recognized in Net Periodic Benefit Cost and OCI Gain	$	$	$(156,311)

PARADISE, INC.

AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008, 2007 AND 2006

NOTE 9: RETIREMENT PLAN (CONTINUED)

Weighted-Average Assumptions Used to Determine Net Periodic Benefit Cost
Discount Rate	N/A	5.25%
Expected Long-Term Return on Plan Assets	N/A	6.50%
Rate of Compensation Increase	N/A	4.01%

Basis used to determine expected long-term return on plan assets

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

	2008	2007	2006
Comparison of Obligations to Plan Assets:
Projected benefit obligation	$—	$3,590,367	$3,590,367
Accumulated benefit obligation	—	3,590,367	3,590,367
Fair value of plan assets at measurement date	—	3,102,650	3,102,650

	2008	2007	2006
Plan Assets by Category:
Cash and cash equivalents	0%	100%	100%
Equity securities	0%	0%	0%
Debt securities	0%	0%	0%
Real estate	0%	0%	0%
Uncategorized – Whole Life Insurance Contract	0%	0%	0%

Total	0%	100%	100%

Description of investment policies

Prior to 2006, the assets of the Plan were allocated in a diversified portfolio of investments. The portfolio was primarily invested in mutual funds with a significant portion of the Plan’s assets allocated to the cash value of life insurance contracts. During 2006, Paradise, Inc. elected to file for termination of the Company’s Defined Benefit Pension Plan. With the possibility that the process to receive governmental approval to terminate the Plan taking upwards of 12-18 months, Paradise, Inc. re-directed 100% of its pension plan investments to a money market account. This investment strategy was conservative and was solely designed to provide for the protection of the Plan’s assets during the termination period.

NOTE 10: PROVISION FOR FEDERAL AND STATE INCOME TAXES

The provisions for income taxes are comprised of the following amounts:

	2008	2007	2006
CURRENT:
Federal	$251,216	$542,943	$299,837
State	43,001	92,650	51,035

	294,217	635,593	350,872

DEFERRED:
Federal	112,899	(103,273)	(104,530)
State	19,326	(17,679)	(17,893)

	132,225	(120,952)	(122,423)

TOTAL PROVISION FOR INCOME TAXES	$426,442	$514,641	$228,449

PARADISE, INC.

AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008, 2007 AND 2006

NOTE 10: PROVISION FOR FEDERAL AND STATE INCOME TAXES (CONTINUED)

A reconciliation of the differences between the tax provisions attributable to income from continuing operations and the tax provision at statutory Federal income tax rate follows:

	2008	2007	2006
Income Taxes Computed at Statutory Rate	$400,718	$439,669	$206,576
State Income Tax, Net of Federal Income Tax Benefit	42,782	74,972	21,873
Other, Net	(17,058)

PROVISION FOR INCOME TAXES	$426,442	$514,641	$228,449

The Company recognizes deferred tax assets and liabilities for future tax consequences of events that have been previously recognized in the Company’s financial statements or tax returns. The measurement of deferred tax assets and liabilities is based on provisions of the enacted tax law; the effects of future changes in tax laws or rates are not anticipated.

Significant components of the Company’s deferred tax assets and liabilities at December 31, 2008, 2007 and 2006 were:

	2008	2007	2006
Deferred Tax Assets resulting from:
Inventory Valuation	$208,792	$190,785	$105,075
Allowance for Sales Returns and Related Provision for Return of Finished Goods	56,431	58,569	55,316
Unrealized Loss on Investments	60,361	6,731	11,201
Deferred Compensation Liability		46,744	58,776
Retirement Plan Unfunded Liability		168,100	160,818

Total Deferred Tax Assets	325,584	470,929	391,186

	2008	2007	2006
Deferred Tax Liabilities resulting from:
Tax over Book Depreciation	284,253	297,373	352,595

Total Deferred Tax Liabilities	284,253	297,373	352,595

Net Deferred Tax (Asset) Liability	$(41,331)	$(173,556)	$(38,591)

The Net Deferred Tax (Asset) Liability is reflected in the Balance Sheet under these captions:
Deferred Income Tax Asset	$(325,584)	$(470,929)	$(391,186)
Deferred Income Tax Liability	284,253	297,373	352,595

	$(41,331)	$(173,556)	$(38,591)

FIN 48

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted FIN 48 effective January 1, 2007.

PARADISE, INC.

AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008, 2007 AND 2006

NOTE 10: PROVISION FOR FEDERAL AND STATE INCOME TAXES (CONTINUED)

Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the determination of the ultimate tax effects is uncertain. We record our tax provision based on current and future income taxes that will be due. In the determination of our provision, we have taken certain tax positions in the consideration of the effects of income and expenses that have been recognized and included in the accompanying financial statements that may or may not be recognized in the determination of current or future income taxes. Under FIN 48, we record a liability for these unrecognized tax benefits when we believe that certain positions might be challenged despite our belief that our tax return positions are fully supportable. We review our liability for unrecognized tax benefits quarterly and adjust it in light of changing facts and circumstances, such as the outcome of tax audit. As of December 31, 2008, we do not expect that any of the tax positions taken by the Company for the tax periods open to audit, if challenged, would result in a significant tax liability.

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

PARADISE, INC.

AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008, 2007 AND 2006

NOTE 11: BUSINESS SEGMENT DATA (CONTINUED)

	YEAR ENDED 2008	YEAR ENDED 2007	YEAR ENDED 2006
NET SALES IN EACH SEGMENT
Candied Fruit:
Sales to Unaffiliated Customers	$17,498,939	$17,966,624	$18,225,869

Molded Plastics:
Sales to Unaffiliated Customers	8,116,506	7,513,715	7,846,280

NET SALES	$25,615,445	$25,480,339	$26,072,149

	YEAR ENDED 2008	YEAR ENDED 2007	YEAR ENDED 2006
THE OPERATING PROFIT OF EACH SEGMENT IS LISTED BELOW

Candied Fruit	$4,262,153	$5,309,903	$4,426,349
Molded Plastics	1,816,523	1,242,848	1,484,029

OPERATING PROFIT OF SEGMENTS	6,078,676	6,552,751	5,910,378

General Corporate Expenses, Net	(4,612,726)	(4,985,480)	(4,943,774)
General Corporate Depreciation and Amortization Expense	(67,664)	(80,882)	(153,635)
Interest Expense	(217,312)	(239,009)	(246,448)
Other Income	(2,391)	104,776	41,842

INCOME BEFORE PROVISION FOR
INCOME TAXES	$1,178,583	$1,352,156	$608,363

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

	YEAR ENDED 2008	YEAR ENDED 2007	YEAR ENDED 2006
IDENTIFIABLE ASSETS OF EACH SEGMENT ARE LISTED BELOW

Candied Fruit	$10,776,684	$9,814,759	$7,422,446
Molded Plastics	5,734,874	5,383,228	6,067,845

Identifiable Assets	16,511,558	15,197,987	13,490,291
General Corporate Assets	4,042,293	5,742,936	7,728,271

TOTAL ASSETS	$20,553,851	$20,940,923	$21,218,562

Included in the Identifiable Assets of the Molded Plastics Segment is goodwill totaling $413,280 at December 31, 2008, 2007 and 2006. Identifiable assets by segment are those assets that are principally used in the operations of each segment. General corporate assets are principally cash, land and buildings, and investments.

PARADISE, INC.

AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008, 2007 AND 2006

NOTE 11: BUSINESS SEGMENT DATA (CONTINUED)

	YEAR ENDED 2008	YEAR ENDED 2007	YEAR ENDED 2006
DEPRECIATION AND AMORTIZATION EXPENSE OF EACH SEGMENT ARE LISTED BELOW

Candied Fruit	$469,122	$498,002	$444,445
Molded Plastics	255,598	275,916	312,396

Segment Depreciation and Amortization Expense	724,720	773,918	756,841
General Corporate Depreciation and Amortization Expense	67,664	80,882	153,635

TOTAL DEPRECIATION AND AMORTIZATION EXPENSE	$792,384	$854,800	$910,476

	YEAR ENDED 2008	YEAR ENDED 2007	YEAR ENDED 2006
CAPITAL EXPENDITURES OF EACH SEGMENT ARE LISTED BELOW

Candied Fruit	$167,829	$83,857	$412,814
Molded Plastics	131,601	169,445	343,284

Segment Capital Expenditures	299,430	253,302	756,098
General Corporate Capital Expenditures	9,545	6,230	36,554

TOTAL CAPITAL EXPENDITURES	$308,975	$259,532	$792,652

The Company conducts operations only within the United States. Foreign sales are insignificant; primarily all sales are to domestic companies.

NOTE 12: MAJOR CUSTOMERS

With the continuing acquisitions, mergers and other consolidations in the supermarket industry, there is increasing concentration of candied fruit buying activity. During 2008, the Company derived 15% of its consolidated revenues from Wal-Mart Stores, Inc. This customer is not affiliated with Paradise, Inc. in any way, and has exclusive use of a Paradise-owned controlled brand. During 2007 and 2006 the Company derived 15% and 13% of its consolidated revenue from Wal-Mart Stores, Inc. and 13% and 16%, respectively in unaffiliated plastics sales to Aqua Cal, Inc.

NOTE 13: CONCENTRATION OF CREDIT RISK

Financial instruments which potentially subject the Company to concentration of credit risk consist principally of cash equivalents and unsecured trade receivables. The Company’s cash equivalents are maintained at one financial institution located in Florida. Accounts at this institution are secured by the Federal Deposit Insurance Corporation up to $250,000. Uninsured balances aggregate to $1,794,996 at December 31, 2008. The Company grants credit to customers, substantially all of whom are located in the United States. The Company’s ability to collect these receivables is dependent upon economic conditions in the United States and the financial condition of its customers.

NOTE 14: SUBSEQUENT EVENT

On March 26, 2009 Paradise, Inc. declared a regular dividend of $.05 per share to stockholders of record at April 17, 2009.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On December 20, 2007, the Board of Directors appointed Pender Newkirk & Company LLP to serve as Paradise Inc.’s independent auditors for the current fiscal year which ends on December 31, 2007. Pender Newkirk & Company LLP will replace Bella, Hermida, Gillman, Hancock & Mueller as Paradise, Inc.’s independent auditors. The change in auditors was effective immediately.

On December 20, 2007, Bella, Hermida, Gillman, Hancock & Mueller resigned as the independent auditors of the company. Bella, Hermida, Gillman, Hancock & Mueller’s reports on Paradise, Inc.’s consolidated financial statements for each of the past three fiscal years did not contain an adverse opinion or disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope or accounting principles. During each of our three most recent fiscal years and through the date of this report, there were: (i) no disagreements with Bella, Hermida, Gillman, Hancock & Mueller on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure which, if not resolved to Bella, Hermida, Gillman, Hancock & Mueller’s satisfaction, would have caused them to make reference to the subject matter in connection with their report on the company’s consolidated financial statements for such years; and (ii) there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K. We have provided Bella, Hermida, Gillman, Hancock & Mueller with a copy of the foregoing disclosures. Attached as Exhibit 16 is a copy of Bella, Hermida, Gillman, Hancock & Mueller’s letter, dated December 20, 2007, stating its agreement with such statements.

During each of our three most recent fiscal years and through the date of this report, Paradise, Inc. did not consult with Pender Newkirk & Company LLP with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the company’s consolidated financial statements, or any other matters or reportable events as set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

For PARADISE, INC.
A Florida Corporation

/s/ Jack M. Laskowitz	Date: December 20, 2007
Jack M. Laskowitz
Chief Financial Officer and Treasurer

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of our year ended December 31, 2008 pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of our year ended December 31, 2008, our disclosure controls and procedures were effective.

The term “disclosure controls and procedures,” as defined under the Exchange Act, means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the year ended December 31, 2008 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

Item 9A.	Controls and Procedures (Continued)

Management’s Annual Report on Internal Control over Financial Reporting

Our management, under the supervision and with the participation of our President and Chief Executive Officer and our Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. Management’s evaluation was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

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

Based on the COSO criteria and our management’s evaluation, our management believes our internal control over financial reporting as of December 31, 2008 was effective.

Important	Considerations

The effectiveness of our disclosure controls and procedures and our internal control over financial reporting is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the soundness of our systems, the possibility of human error, and the risk of fraud. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and the risk that the degree of compliance with policies or procedures may deteriorate over time. Because of these limitations, there can be no assurance than any system of disclosure controls and procedures or internal control over financial reporting will be successful in preventing all errors or fraud or in making all material information known in a timely manner to the appropriate levels of management.

PART III

Item 10.	Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16 (a) of the Exchange Act

Directors of the Registrant

Melvin S. Gordon -	CEO and Chairman of the Registrant, 75 years old. Term of office will expire at next stockholders’ meeting. Officer with Registrant past 44 years.

Eugene L. Weiner -	Vice-President of the Registrant, 77 years old. Term of office will expire at next stockholders’ meeting. Officer with Registrant past 43 years. (See note on page 33)

Randy S. Gordon -	President of the Registrant, 53 years old. Term of office will expire at next stockholders’ meeting. Employee or officer of Registrant past 30 years.

Tracy W. Schulis -	Senior Vice-President and Secretary of the Registrant, 51 years old. Term of office will expire at next stockholders’ meeting. Employee or officer of Registrant past 29 years.

Mark H. Gordon -	Executive Vice-President of the Registrant, 46 years old. Term of office will expire at next stockholders’ meeting. Employee or Officer of Registrant past 23 years.

Executive Officers of the Registrant

Melvin S. Gordon -	CEO and Chairman, 75 years old. Term of office will expire at next annual directors’ meeting. Officer with Registrant past 44 years.

Eugene L. Weiner -	Vice-President, 77 years old. Term of office will expire at next annual directors’ meeting. Officer with Registrant past 43 years.

Randy S. Gordon -	President, 53 years old. Term of office will expire at next annual directors’ meeting. Employee or officer of Registrant past 30 years.

Tracy W. Schulis -	Senior Vice-President and Secretary, 51 years old. Term of office will expire at next annual directors’ meeting. Employee or officer of Registrant past 29 years.

Mark H. Gordon -	Executive Vice-President, 46 years old. Term of office will expire at next annual directors’ meeting. Employee or Officer of Registrant past 23 years.

Item 10.	Directors and Executive Officers of the Registrant (Continued)

Jack M. Laskowitz -	CFO and Treasurer, 52 years old. Term of office will expire at annual directors’ meeting. Employee or officer with Registrant past 8 years.

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

Melvin S. Gordon is the father of Randy S. Gordon and Mark H. Gordon and the father-in-law of Tracy W. Schulis.

Audit Committee Financial Expert

Rules recently adopted by the Securities and Exchange Commission (the “SEC”) to implement sections of the Sarbanes-Oxley Act of 2002 (the “Act”) require disclosure of whether the Company has an audit committee financial expert on its audit committee. The Company has not formally designated an audit committee; however, the Act stipulates that if no such committee exists, then the audit committee is the entire board of directors.

The Company’s Board of Directors has determined that Eugene L. Weiner, is “an audit committee financial expert”. Eugene L. Weiner is a Director and also a Vice-President of the Company and therefore is not independent of management.

Code of Business Conduct and Ethics

The Company has adopted a Code of Business Conduct and Ethics that applies to all executive officers, directors and employees of the Company. The Code of Business Conduct and Ethics is attached as an exhibit to this Annual Report on Form 10-K.

Item 11. Executive Compensation

(a)	and (b) The following summary compensation table sets forth all remuneration paid or accrued by the Company and its subsidiaries for the years ended December 31, 2008, 2007 and 2006 to its Chief Executive Officer and the four other highest paid executive officers whose total remuneration exceeded $100,000.

COMPENSATION

NAME AND PRINCIPAL POSITION	YEAR	SALARY (1)	BONUS	BENEFITS UPON RETIREMENT (2) (3)	ALL OTHER COMPENSATION (5)

Melvin S. Gordon, Chief Exec. Officer	2008	$366,457	$61,750		$2,726
	2007	372,029	65,000		2,769
	2006	353,226	65,000	(4)	0

Randy S. Gordon, President	2008	229,966	64,494	$0	2,828
	2007	225,270	66,957	44,977	2,692
	2006	213,846	49,257	44,977	0

Tracy W. Schulis, Senior Vice-President and Secretary	2008	229,665	69,948	0	2,840
	2007	225,270	72,357	42,633	2,627
	2006	212,420	49,257	42,633	0

Mark H. Gordon, Executive Vice-President	2008	230,166	56,600	0	5,056
	2007	225,270	59,057	33,888	3,375
	2006	212,964	49,257	33,888	0

Jack M. Laskowitz, Chief Financial Officer	2008	120,867	26,917	0	2,096
	2007	118,564	27,635	5,419	1,989
	2006	111,804	13,800	5,419	0

NOTES TO THE ABOVE TABLE

1.	Includes personal use of Company automobiles and PS-58 costs.

2.	The amounts at December 31, 2007 were calculated based on the retirement plan being frozen on November 30, 2006 pursuant to the Company’s curtailment of plan benefits in connection with actions taken to terminate the plan in 2007 as soon as regulatory approval is received. The prior year amounts were computed actuarially according to the Retirement Plan of the Company assuming certain facts as follows: a) that the participant remains in the service of the Company until his normal retirement date at age 65; b) that the participant’s earnings increase 4.50% annually during the remainder of his service until retirement age subject to the maximum annual compensation limits established by law; and c) that the plan be continued without substantial modification.

3.	As of the latest available actuarial valuation date.

4.	Received a “lump-sum” distribution in 1999.

(c)	and (d) Options, Warrants, or Rights

Not applicable

(e)	Long-Term Incentive Plan Awards Table

Not Applicable

5.	Includes matching contributions under the Paradise, Inc.’s 401(k) retirement savings plan for the twelve months ending December 31, 2008 and 2007.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)	The following table sets forth as of December 31, 2008, information concerning the beneficial ownership of the common stock of the Company by the persons who own, are known by the company to own, or who the Company has been advised have filed with the S.E.C. declarations of beneficial ownership, of more than 5% of the outstanding common stock.

NAME AND ADDRESS OF BENEFICIAL OWNER	TITLE OF CLASS	AMOUNT & NATURE OF BENEFICIAL OWNERSHIP (1)		PERCENT OF CLASS
Melvin S. Gordon 2611 Bayshore Blvd. Tampa, Florida	Common	192,742	(1)	37.1%

TOTAL		192,742		37.1%

(1)	Includes 141,760 shares owned by the Helen A. Weaner Family Partnership, Ltd., control of which Mr. Gordon shares with his wife as Trustees.
(b)	Beneficial ownership of common stock held by all directors and officers of the Company as a group:

	TITLE OF CLASS	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP (1)		PERCENT OF CLASS
Directors and Officers As a Group	Common	217,697		41.9%

Melvin S. Gordon	Common	192,742	(2)	37.1%

Eugene L. Weiner	Common	307		0

Randy S. Gordon	Common	7,400		1.4

Tracy W. Schulis	Common	8,648		1.7

Mark H. Gordon	Common	8,600		1.7

(1)	The nature of the beneficial ownership for all shares is sole voting and investment power.
(2)	Includes 141,760 shares owned by the Helen A. Weaner Family Partnership, Ltd., control of which Mr. Gordon shares with his wife as Trustees.
(c)	The Company knows of no contractual arrangements which may at a subsequent date result in a change in control of the Company.

Item 13.	Certain Relationships and Related Transactions

None

Item 14.	Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed for professional services rendered by Pender Newkirk and Company, LLP and Bella, Hermida, Gillman, Hancock & Mueller for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Forms 10-Q for fiscal years 2008 and 2007 were $150,057 and $142,470, respectively. At the time of this filing, not all audit fees had been billed for the 2008 fiscal year.

Audit-Related Fees

The aggregate fees billed in fiscal years 2008 and 2007 for assurance and related services by Pender Newkirk and Company, LLP and Bella, Hermida, Gillman, Hancock & Mueller that were reasonably related to the performance of the audit or review of the Company’s financial statements were $7,200 and $30,000, respectively. The nature of those services was employee benefit plan audits, due diligence related to potential acquisitions, and accounting consultations in connection with potential acquisitions.

Tax Fees

The aggregate fees billed in fiscal years 2008 and 2007 for professional services rendered by Pender Newkirk and Company, LLP and Bella, Hermida, Gillman, Hancock & Mueller for tax compliance, tax advice and tax planning were $17,800 and $36,000, respectively. The nature of those services involved the preparation of federal, state and local tax returns, tax payment-planning services and preparation of employee benefit plan tax forms.

All Other Fees

No fees were billed in fiscal years 2008 and 2007 for professional services rendered by Pender Newkirk and Company, LLP and Bella, Hermida, Gillman, Hancock & Mueller for other products or services.

The Company has not formally designated an audit committee and as a result, the entire board of directors performs the duties of an audit committee. It’s the Board’s policy to pre-approve all services provided by Pender Newkirk and Company, LLP.

Item 15.	Exhibits and Reports on Form 8-K

(a)	Exhibit (3) -	Articles of Incorporation and By-Laws (Incorporated by reference from Exhibits to Paradise, Inc.’s Annual Report on Form 10-KSB for the year ended December 31, 1993, filed on March 31, 1994)

	Exhibit (11) -	Statement Re: Computation of Per Share Earnings (Incorporated by reference from Exhibits to page 19 of this Form 10-K)

	Exhibit (31.1) -	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith)

	Exhibit (31.2) -	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith)

	Exhibit (32.1) -	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (filed herewith)

	Exhibit (32.2) -	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith)

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 31, 2009	PARADISE, INC.
Date
/s/ Melvin S. Gordon
Melvin S. Gordon
CEO and Chairman

In accordance with the Exchange Act this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

/s/ Melvin S. Gordon Melvin S. Gordon	CEO, Chairman and Director	March 31, 2009 Date

/s/ Eugene L. Weiner Eugene L. Weiner	Vice-President and Director	March 31, 2009 Date

/s/ Randy S. Gordon Randy S. Gordon	President and Director	March 31, 2009 Date

/s/ Tracy W. Schulis Tracy W. Schulis	Senior Vice-President, Secretary and Director	March 31, 2009 Date

/s/ Mark H. Gordon Mark H. Gordon	Executive Vice-President and Director	March 31, 2009 Date

/s/ Jack M. Laskowitz Jack M. Laskowitz	CFO and Treasurer	March 31, 2009 Date