Form 10-Q
period 2009-03-31
PARADISE INC
filed 2009-05-15
CIK 76149

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Act of 1934.

For the quarterly period ended March 31, 2009

or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Act of 1934.

Commission File No. 0-3026

PARADISE, INC.

INCORPORATED IN FLORIDA

I.R.S. EMPLOYER IDENTIFICATION NO. 59-1007583

1200 DR. MARTIN LUTHER KING, JR. BLVD.,

PLANT CITY, FLORIDA 33566

(813) 752-1155

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registration is a shell company (as defined in Rule 125-2 of the Exchange Act)    Yes  ☐    No  ☒

The number of shares outstanding of each of the issuer’s classes of common stock:

	Outstanding as of March 31,
Class	2009	2008
Common Stock $0.30 Par Value	519,350 Shares	519,350 Shares

PARADISE, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

INDEX

		PAGE
PART I.	FINANCIAL INFORMATION

	ITEM 1.

	CONSOLIDATED BALANCE SHEETS
	As of March 31, 2009 (Unaudited), December 31, 2008 and March 31, 2008 (Unaudited)	2-3

	CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
	For the three-month periods ended March 31, 2009 and 2008	4

	CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
	For the three-month periods ended March 31, 2009 and 2008	5-6

	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)	7-8

	ITEM 2.

	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	9-11

	ITEM 3.

	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK – N/A	12

	ITEM 4.

	CONTROLS AND PROCEDURES	12

PART II.	OTHER INFORMATION

	ITEMS 1 – 6.	12-13

SIGNATURES		13

PARADISE, INC.	COMMISSION FILE NO. 0-3026

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

PARADISE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	AS OF MARCH 31, 2009 (UNAUDITED)	AS OF DECEMBER 31, 2008	AS OF MARCH 31, 2008 (UNAUDITED)
ASSETS

CURRENT ASSETS:
Cash and Unrestricted
Demand Deposits	$32,193	$2,045,796	$810,974
Accounts and Notes Receivable, Less Allowances of $0 (3/31/09), $1,094,000 (12/31/08) and $0 (3/31/08)	1,417,485	829,773	1,576,552
Inventories:
Raw Materials	4,086,783	1,950,486	2,796,722
Work in Process	5,600	956,745	12,548
Finished Goods	8,543,104	7,136,830	7,419,705
Deferred Income Tax	406,244	325,584	470,928
Income Tax Refund Receivable	400,313		93,408
Prepaid Expenses and Other Current Assets	253,019	440,636	248,835

TOTAL CURRENT ASSETS	15,144,741	13,685,850	13,429,672

Property, Plant and Equipment, Less Accumulated Depreciation of $16,977,740 (3/31/09), $16,820,680 (12/31/08) and $16,344,907 (3/31/08)	5,111,757	5,191,773	5,436,423
Goodwill	413,280	413,280	413,280
Customer Base and Non-Compete
Agreement	911,816	943,287	1,037,701
Other Assets	388,121	319,661	450,919

TOTAL ASSETS	$21,969,715	$20,553,851	$20,767,995

See Accompanying Notes to these Consolidated Financial Statements (Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	AS OF MARCH 31, 2009 (UNAUDITED)	AS OF DECEMBER 31, 2008	AS OF MARCH 31, 2008 (UNAUDITED)
CURRENT LIABILITIES:
Notes and Trade Acceptances Payable	$1,689,828	$373,538	$121,312
Current Portion of Long-Term Debt	436,147	435,953	470,678
Accounts Payable	1,772,347	689,673	1,620,338
Accrued Liabilities	651,689	1,153,395	1,103,539
Income Taxes Payable		124,321

TOTAL CURRENT LIABILITIES	4,550,011	2,776,880	3,315,867

LONG-TERM DEBT, NET OF CURRENT PORTION	48,547	93,236	420,989

DEFERRED INCOME TAX LIABILITY	223,892	284,253	297,373

TOTAL LIABILITIES	4,822,450	3,154,369	4,034,229

STOCKHOLDERS’ EQUITY:
Common Stock: $.30 Par Value, 2,000,000 Shares Authorized, 583,094 Shares Issued, 519,350 Shares Outstanding	174,928	174,928	174,928
Capital in Excess of Par Value	1,288,793	1,288,793	1,288,793
Retained Earnings	16,331,148	16,587,204	15,818,411
Accumulated Other Comprehensive Loss	(370,685)	(374,524)	(271,447)
Treasury Stock, at Cost, 63,744 Shares	(276,919)	(276,919)	(276,919)

Total Stockholders’ Equity	17,147,265	17,399,482	16,733,766

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$21,969,715	$20,553,851	$20,767,995

See Accompanying Notes to these Consolidated Financial Statements (Unaudited)

PARADISE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	FOR THE THREE MONTHS ENDED MARCH 31
	2009	2008
Net Sales	$2,130,489	$2,896,366

Costs and Expenses:
Cost of Goods Sold (excluding Depreciation)	1,427,539	1,956,510
Selling, General and Administrative Expense	873,595	819,488
Depreciation and Amortization	195,115	197,077
Interest Expense	6,396	12,051

Total Costs and Expenses	2,502,645	2,985,126

Loss from Operations	(372,156)	(88,760)

Other Income	1,045	20,172

Loss from Operations Before Provision for Income Taxes	(371,111)	(68,588)

Provision for Income Taxes	141,022	0

Net Loss	$(230,089)	$(68,588)

Loss per Common Share	$(.44)	$(.13)

Dividend per Common Share	$.05	$.10

See Accompanying Notes to these Consolidated Financial Statements (Unaudited)

PARADISE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	FOR THE THREE MONTHS ENDED MARCH 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(230,089)	$(68,588)
Adjustments to Reconcile Net
Loss to Net Cash Used in Operating Activities:
Depreciation and Amortization	195,115	197,077
Provision for Deferred Income Taxes	(141,022)
Decrease (Increase) in:
Accounts Receivable	(587,713)	199,240
Inventories	(2,591,426)	(2,650,969)
Prepaid Expenses	115,781	224,042
Other Assets	632	(5,735)
Income Tax Receivable	(400,313)	(93,408)
Increase (Decrease) in:
Accounts Payable	1,056,707	873,437
Accrued Expense	(501,706)	(650,492)
Income Taxes Payable	(124,321)	(247,112)

Net Cash Used in Operating Activities	(3,208,355)	(2,222,508)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Property and Equipment	(77,043)	(77,847)

Net Cash Used in Investing Activities	(77,043)	(77,847)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Proceeds (Payments) of Short-Term Debt	1,316,290	(33,117)
Principal Payments of Long-Term Debt	(44,495)	(48,761)

Net Cash Provided by (Used in) Financing Activities	1,271,795	(81,878)

Net Decrease in Cash	(2,013,603)	(2,382,233)

See Accompanying Notes to these Consolidated Financial Statements (Unaudited)

CASH AT BEGINNING OF PERIOD	2,045,796	3,193,207

CASH AT END OF PERIOD	$32,193	$810,974

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
Interest	$2,271	$6,551
Income Tax	430,581	305,000

Net Supplemental Cash Flows	$432,852	$311,551

Noncash financing activity:
Dividends Declared	$25,968	$51,935

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

The information furnished herein reflects all adjustments and accruals that management believes is necessary to fairly state the operating results for the respective periods. The notes to the financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company’s Form 10-KSB for the year ended December 31, 2008. The Company’s management believes that the disclosures are sufficient for interim financial reporting purposes.

Note 2 Net Loss per Share

Net loss per share, assuming no dilution, are based on the weighted average number of shares outstanding during the period: 519,350 (2009 and 2008).

Note 3 Business Segment Data

The Company’s operations are conducted through two business segments. These segments, and the primary operations of each, are as follows:

Business Segment	Operation
Fruit	Production of candied fruit, a basic fruitcake ingredient, sold to manufacturing bakers, institutional users, and retailers for use in home baking. Also, based on market conditions, the processing of frozen strawberry products, for sale to commercial and institutional users such as preservers, dairies, drink manufacturers, etc.

Molded Plastics	Production of plastics containers and other molded plastics for sale to various food processors and others.

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
Net Sales in Each Segment

Fruit:
Sales to Unaffiliated Customers	$549,880	$813,506

Molded Plastics:
Sales to Unaffiliated Customers	1,580,609	2,082,860

Net Sales	$2,130,489	$2,896,366

For the three month period ended March 31, 2009 and 2008, sales of frozen strawberry products totaled $139,031 and $225,155, respectively.

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

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
Identifiable Assets of Each Segment are Listed Below

Fruit	$14,028,578	$11,319,425

Molded Plastics	5,720,924	6,266,722

Identifiable Assets	19,749,502	17,586,147

General Corporate Assets	2,220,213	3,181,848

Total Assets	$21,969,715	$20,767,995

Identifiable assets by segment are those assets that are principally used in the operations of each segment. General corporate assets are principally cash, land and buildings, and investments.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact should be considered “forward-looking statements” for purpose of these provisions, including statements that include projections of, or expectations about, earnings, revenues or other financial items, statements about our plans and objectives for future operations, statements concerning proposed new products or services, statements regarding future economic conditions or performance, statements concerning our expectations regarding the attraction and retention of customers, statements about market risk and statements underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of such terminology as “may”, “will”, “expects”, “potential”, or “continue”, or the negative thereof or other similar words. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we can give no assurance that such expectations or any of our forward-looking statements will prove to be correct. Actual results and developments are likely to be different from, and may be materially different from, those expressed or implied by our forward–looking statements. Forward-looking statements are subject to inherent risks and uncertainties.

Overview

Paradise, Inc.’s main business segment, glace’ fruit, a prime ingredient of fruitcakes and other holiday confections, represented 68.3% of total net sales during 2008. These products are sold to manufacturing bakers, institutional users, supermarkets and other retailers throughout the country. Consumer demand for glace’ fruit product is traditionally strongest during the Thanksgiving and Christmas season. Almost 80% of glace’ fruit product sales are recorded for a period of eight to ten weeks beginning in mid September of each year.

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

Paradise, Inc.’s other business segment, Paradise Plastics, Inc., a wholly owned subsidiary of Paradise, Inc. producing custom molding products, is not subject to the seasonality of the glace’ fruit business. This segment represents all injection molding and thermoforming operations, including the packaging for the Company’s fruit products. Only sales to unaffiliated customers are reported.

The First Quarter

Paradise, Inc.’s fruit segment net sales for the first quarter of 2009 compared to the similar reporting period of 2008 declined $263,626 or 32.4%. Two main reasons contributed to the fruit segment’s reduction in net sales. First, bulk fruit orders received from supermarkets and manufacturing bakeries in time for the Easter holiday decreased $102,563. Secondly, sales of finished strawberry products produced exclusively for a Plant City, Florida distributor declined $86,124 as demand from this distributor’s customer base lessened during the first quarter of 2009.

Paradise Plastics, Inc.’s net sales to unaffiliated customers, during the first quarter of 2009 decreased $502,251 or 24.1% compared with the similar reporting period for 2008. This decrease is based on the following two factors. First, as mentioned in previous filings during 2008, the weakness in the housing market has led to a decrease in purchase orders from existing long term customers within this industry. Secondly, Paradise Plastics, Inc.’s customers in other fields ranging from food processing to the aerospace industry have reduced their purchase orders as demand for various custom molding products weakened during the first quarter of 2009.

Consolidated cost of sales as a percentage of net sales decreased by less than 1% the first quarter of 2009 compared to the prior year’s reporting period. With more than 95% of the production cycle for the Company’s glace’ fruit scheduled to commence as of June, 2009, it is still too early to determine how potential changes in energy cost over the next several months will effect the Company’s annual cost of sales.

Inventory levels as of March 31, 2009 increased $2,406,512 compared to inventory as of March 31, 2008 as Paradise, Inc.’s fruit segment was able to secure favorable pricing and delivery options for many of the Company’s raw fruit commodities during the past year. With sufficient quantities of glace’ fruit inventory on hand to meet the estimated needs of the Company’s customers for the upcoming selling season, management will have flexibility to reduce its purchasing requirements and expenditures for 2010. The increase in inventory has been fully funded by a combination of cash from Paradise, Inc.’s bank accounts at December 31, 2008 along with short-term advances received from the Company’s revolving line of credit during the first quarter of 2009.

Selling, general & administrative expenses for the first quarter of 2009 increased $54,107 or 6.6% compared to the previous year’s reporting period. Approximately 50% of this increase relates to travel expenses associated with the management’s decision to travel to several additional food brokerage conventions in order to promote the Company’s line of fruit products in time for the upcoming selling season.

Depreciation and amortization expenses for the first quarter of 2009 compared to the similar reporting period of 2008 decreased by less than 1.0% as fixed assets that became fully depreciated during the past twelve months approximates the amount of new assets placed into service.

Interest expense for the first quarter of 2009 decreased $5,655 or 46.9% compared to the prior year’s similar reporting period as the Company’s long term borrowings continued to decrease over the past twelve months. As of March 31, 2009, long-term debt, net of current portion, totaled $48,547 compared to $420,989 as of March 31, 2008.

Summary

Consolidated net sales as of March 31, 2009 decreased $765,877 compared to the similar reporting period of 2008 as the Company’s customers in the fruit and plastics segment’s reduced their purchase orders due to the continued weakness in the economy. However, with less than 10% of estimated annual net sales recognized as of March 31, 2009, no reasonable projection or forecast can be ascertained from Paradise, Inc.’s first quarter 2009 filing. Only a full year’s accounting of the Company’s sales efforts will yield any meaningful information as to 2009’s profitability.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE AND MARKET RISK – N/A

ITEM 4.	CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer have, within 90 days of the filing date of this quarterly report, evaluated the Company’s disclosure controls and procedures. Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded, as of March 31, 2009, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the applicable Securities and Exchange Commission rules and forms. There were no changes in the Company’s internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The most recent evaluation of these controls by the Company’s Chief Executive Officer and Chief Financial Officer did not identify any deficiencies or weaknesses in the Company’s internal controls over financial reporting; therefore, no corrective actions were taken.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings – N/A

Item 1A.	Risk Factors – N/A

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds – N/A

Item 3.	Defaults Upon Senior Securities – N/A

Item 4.	Submission of Matters to a Vote of Security Holders – N/A

Item 5.	Other Information – N/A

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits.

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARADISE, INC.
A Florida Corporation

/s/ Melvin S. Gordon	Date: May 14, 2009
Melvin S. Gordon
Chief Executive Officer and Chairman

/s/ Jack M. Laskowitz	Date: May 14, 2009
Jack M. Laskowitz
Chief Financial Officer and Treasurer