Form 10-Q
period 2009-06-30
PARADISE INC
filed 2009-08-14
CIK 76149

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Act of 1934.

For the quarterly period ended June 30, 2009

or

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

Indicate by check mark whether the registration is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

The number of shares outstanding of each of the issuer’s classes of common stock:

Class	Outstanding as of June 30,
	2009	2008
Common Stock $0.30 Par Value	519,350 Shares	519,350 Shares

PARADISE, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

INDEX

		PAGE
PART I.	FINANCIAL INFORMATION

	ITEM 1.

	FINANCIAL STATEMENTS	2-10

	ITEM 2.

	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	11-13

	ITEM 3.

	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK – N/A	14

	ITEM 4T.

	CONTROLS AND PROCEDURES	14

PART II.	OTHER INFORMATION

	ITEMS 1 – 6.	14-15

SIGNATURES		16

PARADISE, INC.	COMMISSION FILE NO. 0-3026

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

PARADISE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	AS OF JUNE 30, 2009 (UNAUDITED)	AS OF DECEMBER 31, 2008	AS OF JUNE 30, 2008 (UNAUDITED)
ASSETS

CURRENT ASSETS:
Cash and Unrestricted Demand Deposits	$4,737	$2,045,796	$18,249
Accounts and Notes Receivable, Less Allowances of $0 (6/30/09), $1,094,000 (12/31/08) and $0 (6/30/08)	1,332,713	829,773	1,239,792
Inventories:
Supplies	161,678	161,678	140,868
Raw Materials	4,262,423	1,788,808	3,422,384
Work in Process	400,659	956,745	422,711
Finished Goods	10,224,305	7,136,830	11,503,537
Deferred Income Tax Asset	588,112	325,584	682,769
Income Tax Refund
Receivable	274,968		93,408
Prepaid Expenses and Other Current Assets	687,611	440,636	658,936

TOTAL CURRENT ASSETS	17,937,206	13,685,850	18,182,654

Property, Plant and Equipment, Less Accumulated Depreciation of $17,131,413 (6/30/09), $16,820,680 (12/31/08) and $16,503,537 (6/30/08)	4,967,181	5,191,773	5,494,105
Deferred Charges and Other Assets	239,073	319,661	416,883
Goodwill	413,280	413,280	413,280
Customer Base and Non-Compete Agreement	880,345	943,287	1,006,230

TOTAL ASSETS	$24,437,085	$20,553,851	$25,513,152

See Accompanying Notes to these Consolidated Financial Statements (Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	AS OF JUNE 30, 2009 (UNAUDITED)	AS OF DECEMBER 31, 2008	AS OF JUNE 30, 2008 (UNAUDITED)
CURRENT LIABILITIES:
Notes and Trade Acceptances Payable	$4,897,180	$373,538	$4,469,775
Current Portion of Long-Term Debt	448,084	435,953	419,934
Accounts Payable	1,529,168	689,673	2,785,818
Accrued Liabilities	486,031	1,153,395	742,095
Income Taxes Payable		124,321

TOTAL CURRENT LIABILITIES	7,360,463	2,776,880	8,417,622

LONG-TERM DEBT, NET OF CURRENT PORTION	6,036	93,236	426,143

DEFERRED INCOME TAX LIABILITY	223,891	284,253	297,373

TOTAL LIABILITIES	7,590,390	3,154,369	9,141,138

STOCKHOLDERS’ EQUITY:
Common Stock: $.30 Par Value, 2,000,000 Shares Authorized, 583,094 Shares Issued, 519,350 Shares Outstanding	174,928	174,928	174,928
Capital in Excess of Par Value	1,288,793	1,288,793	1,288,793
Retained Earnings	16,034,417	16,587,204	15,481,996
Unrealized Holding Loss on Securities	(374,524)	(374,524)	(296,784)
Treasury Stock, at Cost, 63,744 Shares	(276,919)	(276,919)	(276,919)

Total Stockholders’ Equity	16,846,695	17,399,482	16,372,014

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$24,437,085	$20,553,851	$25,513,152

See Accompanying Notes to these Consolidated Financial Statements (Unaudited)

PARADISE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	FOR THE THREE MONTHS ENDED JUNE 30,
	2009	2008

Net Sales	$2,156,110	$2,330,520

Costs and Expenses:
Cost of Goods Sold (excluding Depreciation)	1,610,436	1,768,737
Selling, General and Administrative Expense	792,175	828,971
Depreciation and Amortization	196,964	194,396
Interest Expense	35,304	41,387

Total Costs and Expenses	2,634,879	2,833,491

Loss from Operations	(478,769)	(502,971)

Other Income	169	6,652

Loss from Operations Before Provision for Income Taxes	(478,600)	(496,319)

Provision for Income Taxes	181,868	211,840

Net Loss	$(296,732)	$(284,479)

Loss per Common Share	$(0.57)	$(0.55)

Dividends paid per Common Share	$0.05	$0.10

See Accompanying Notes to these Consolidated Financial Statements (Unaudited)

PARADISE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	FOR THE SIX MONTHS ENDED JUNE 30,
	2009	2008

Net Sales	$4,286,599	$5,226,886

Costs and Expenses:
Cost of Goods Sold (excluding Depreciation)	3,037,975	3,725,247
Selling, General and Administrative Expense	1,665,770	1,648,459
Depreciation and Amortization	392,079	391,473
Interest Expense	41,700	53,438

Total Costs and Expenses	5,137,524	5,818,617

Loss from Operations	(850,925)	(591,731)

Other Income	1,214	26,824

Loss from Operations Before Provision for Income Taxes	(849,711)	(564,907)

Provision for Income Taxes	322,890	211,840

Net Loss	$(526,821)	$(353,067)

Loss per Common Share	$(1.01)	$(0.68)

Dividends paid per Common Share	$0.05	$0.10

See Accompanying Notes to these Consolidated Financial Statements (Unaudited)

PARADISE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	FOR THE SIX MONTHS ENDED JUNE 30,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(526,821)	$(353,067)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and Amortization	392,079	391,473
Provision for Deferred Income Taxes	(322,890)
Decrease (Increase) in:
Accounts Receivable	(502,941)	536,001
Inventories	(5,005,003)	(7,911,494)
Deferred Income Tax Asset	(246,974)	(211,840)
Other Assets	62,185	(188,732)
Income Tax Receivable	(274,968)	(93,407)
Increase (Decrease) in:
Accounts Payable	839,493	2,038,916
Accrued Expense	(667,365)	(1,012,296)
Income Tax Payable	(124,321)	(247,112)

Net Cash Used in Operating Activities	(6,377,526)	(7,051,558)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Property and Equipment	(86,138)	(294,525)

Net Cash Used in Investing Activities	(86,138)	(294,525)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Proceeds of Short-Term Debt	4,523,642	4,315,286
Principal Payments of Long-Term Debt	(75,069)	(92,226)
Dividends Paid	(25,968)	(51,935)

Net Cash Provided by Financing Activities	4,422,605	4,171,125

Net Decrease in Cash	(2,041,059)	(3,174,958)

See Accompanying Notes to these Consolidated Financial Statements (Unaudited)

CASH AT BEGINNING OF PERIOD	2,045,796	3,193,207

CASH AT END OF PERIOD	$4,737	$18,249

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
Interest	$33,450	$42,438
Income Tax	430,581	340,520

Net Supplemental Cash Flows	$464,031	$382,958

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

The information furnished herein reflects all adjustments and accruals that management believes is necessary to fairly state the operating results for the respective periods. The notes to the financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company’s Form 10-K for the year ended December 31, 2008. The Company’s management believes that the disclosures are sufficient for interim financial reporting purposes.

Note 2    Net Loss per Share

Net loss per share, assuming no dilution, are based on the weighted average number of shares outstanding during the period: 519,350 (2009 and 2008).

Note 3    Revolving Line of Credit Agreement

On June 23, 2009, Paradise, Inc. renewed its revolving line of credit with another financial institution for a two year period. This bank has agreed to advance Paradise, Inc. 80% of the Company’s eligible receivables and up to 60% of the Company’s inventory for a maximum amount of $12,000,000. Interest is payable monthly and is computed from a daily floating rate equal to the Libor rate plus an applicable margin.

This agreement is subject to certain conditions which must be met for the Company to continue borrowing, including debt service coverage and debt to equity ratios and other financial covenants. The loan agreement is secured by all of the Company’s assets, whether tangible or intangible.

Note 4    Business Segment Data

The Company’s operations are conducted through two business segments. These segments, and the primary operations of each, are as follows:

Business Segment	Operation
Fruit	Production of candied fruit, a basic fruitcake ingredient, sold to manufacturing bakers, institutional users, and retailers for use in home baking. Also, based on market conditions, the processing of frozen strawberry products, for sale to commercial and institutional users such as preservers, dairies, drink manufacturers, etc.

Molded Plastics	Production of plastics containers and other molded plastics for sale to various food processors and others.

	Six Months Ended June 30, 2009	Year Ended December 31, 2008	Six Months Ended June 30, 2008

Net Sales in Each Segment

Fruit:
Sales to Unaffiliated Customers	$858,891	$17,498,939	$1,187,480

Molded Plastics:
Sales to Unaffiliated Customers	3,427,708	8,116,506	4,039,406

Net Sales	$4,286,599	$25,615,445	$5,226,886

For the six month period ended June 30, 2009 and 2008, sales of frozen strawberry products totaled $268,617 and $332,944 respectively. Sales of frozen strawberry products for the year ended December 31, 2008 totaled $332,944.

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

	June 30, 2009	December 31, 2008	June 30, 2008

Identifiable Assets of Each Segment are Listed Below

Fruit	$16,216,861	$10,776,684	$16,592,769

Molded Plastics	5,698,688	5,734,874	6,297,833

Identifiable Assets	21,915,549	16,511,558	22,890,602

General Corporate Assets	2,521,536	4,042,293	2,622,550

Total Assets	$24,437,085	$20,553,851	$25,513,152

Identifiable assets by segment are those assets that are principally used in the operations of each segment. General corporate assets are principally cash, land and buildings, and investments.

Note 5    Subsequent Event

The Company has evaluated events and transactions for potential recognition or disclosure in the financial statements through August 14, 2009, the date of issuance of these financial statements.

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

Overview

Paradise, Inc.’s main business segment, glace’ fruit, a prime ingredient of fruitcakes and other holiday confections, represented 68.3% of total net sales during 2008. These products are sold to manufacturing bakers, institutional users, supermarkets and other retailers throughout the country. Consumer demand for glace’ fruit product is traditionally strongest during the Thanksgiving and Christmas season. Historically, 80% of glace’ fruit product sales are recorded from the eight to ten weeks beginning in mid September of each year.

Since the majority of the Company’s customers require delivery of glace’ fruit products during this relatively short period of time, Paradise, Inc. must operate at consistent levels of production from as early as January through the middle of November of each year in order to meet peak demands. Furthermore, the Company must make substantial borrowings of short-term working capital to cover the cost of raw materials, factory overhead and labor expense associated with production for inventory. This combination of building and financing inventories during the year, without the opportunity to record any significant fruit segment income, results in the recognition of operating losses well into the third quarter of each year. Therefore, it is the opinion of management that meaningful forecasts of annual net sales or profit requires an accounting of a full year’s operations.

In addition, comparison of current quarterly results to the preceding quarter produces an incomplete picture on the Company’s performance due to year-to-year changes in production schedules, seasonal harvests and availability of raw materials, and in the timing of customer orders and shipments. Therefore, the discussion of information presented within this report is focused on the review of the Company’s current year-to-date results as compared to the similar period last year.

Paradise, Inc.’s other business segment, Paradise Plastics, Inc., a wholly owned subsidiary of Paradise, Inc., produces custom molding products that are not subject to the seasonality of the glace’ fruit business. This segment represents all injection molding and thermoforming operations, including the packaging for the Company’s fruit products. Only sales to unaffiliated customers are reported.

The First Six Months

Paradise, Inc.’s fruit segment net sales, which are highly seasonal, decreased $328,589 or 27.7% for the first six months of 2009 compared to the similar reporting period of 2008. This decrease is primarily due to the reduction in customer orders processed for bulk fruit and various frozen strawberry products during the first six months of 2009 due to lessen demand brought upon by the continued downturn in the economy. Historically, during the first six months of the year, the majority of fruit segment net sales are related to the shipment of bulk fruit sales leading up and through the Easter holiday season.

Paradise Plastics, Inc.’s net sales to unaffiliated customers, during the first six months of 2009 declined $611,698 or 15.1% compared with the similar reporting period for 2008. This decrease is primarily caused by the downturn in the housing industry as existing customers directly related to this market have scaled back their level of inventory over the past year. Furthermore, Paradise Plastics, Inc.’s customers in other industries have also reduced their level of orders as demand for all types of custom molding products has slowed during the first six months of 2009 compared to 2008.

As a result of the decrease in net sales activity disclosed above and along with the uncertainty regarding the timing of an economic recovery, Paradise, Inc.’s Board of Directors implemented the following cost cutting actions effective as of May 1, 2009. Executive salaries were reduced 15%. Salary employees weekly paychecks were reduced 10% and the 4% merit increase awarded to all hourly paid employees as of January 1, 2009 was rescinded. In addition, management terminated or eliminated 15 full-time positions during the month of May, 2009. The Company anticipates the direct financial impact of these actions will result in savings in excess of $550,000 for the remainder of 2009.

Consolidated cost of sales, as a percentage of net sales, remained consistent during the first six months of 2009 compared to the similar reporting of 2008. However, with more than 80% of the Company’s estimated needs for glace’ fruit inventory yet to be completed as of June 30, 2009, it is too early to forecast what impact fluctuating energy prices will have on cost of sales for a full year.

The First Six Months (Continued)

Selling, general & administrative expenses for the first six months of 2009 increased $17,311 or 1.1% compared to the previous year’s reporting period of 2008 as increases in expenses associated with professional fees for computer support and repairs have been offset by reductions in outlays for advertising and other selling expenses.

Depreciation and amortization expenses increased less than 1.0% for the first six months of 2009 compared to the similar reporting period of 2008 as fixed assets that became fully depreciated during the past twelve months approximated the amount of new assets placed into service.

Interest expense for the six months ended June 30, 2009 totaled $41,700 compared to $53,438 for the six months ended June 30, 2008. This represents a decrease of $11,738 or 22.0% as Paradise, Inc. continues to benefit from decreases in the rate of interest charged by the Company’s primary lender on its revolving line of credit.

Summary

Paradise Inc.’s consolidated net sales decreased 18.0% for the first six months of 2009 compared to the similar reporting period of 2008 as customer orders for various glace’ fruit and custom molding products have declined in line with the downturn in economic activity during the past year.

However, with more than 80% of Paradise, Inc.’s anticipated fruit segment net sales scheduled to begin in mid September of this year, no meaningful financial analysis can be ascertained from Paradise, Inc.’s interim reporting results. As stated in all previous interim filings, only a full year’s accounting will provide the necessary information to determine the Company’s financial performance.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE AND MARKET RISK – N/A

ITEM 4T.	CONTROLS AND PROCEDURES

As of June 30, 2009, our President and Chief Executive Officer and Chief Financial Officer evaluated the Company’s disclosure controls and procedures, and they concluded that we maintain effective disclosure controls and procedures. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2009.

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

The annual meeting of the shareholders of Paradise, Inc. was held on May 26, 2009. The purpose of this meeting was to elect five directors to hold office until the next annual meeting of shareholders and to ratify the reappointment of Pender, Newkirk and Company, LLP as the Company’s independent certified public accountants for 2009.

The results of the election of Directors are as follows:

Nominee	Votes for	Votes Withheld

Melvin S. Gordon	440,989	32,655
Randy S. Gordon	394,063	79,581
Tracy W. Schulis	394,063	79,581
Mark H. Gordon	394,063	79,581
Eugene L. Weiner	394,063	79,581

The results of the ratification of Pender, Newkirk & Company, LLP as the Company’s independent accountants for 2009 are as follows:

For	Against	Abstain

447,434	26,130	80

Item 5.	Other Information – N/A

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits.

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARADISE, INC.
A Florida Corporation

/s/ Melvin S. Gordon	Date: August 14, 2009
Melvin S. Gordon
Chief Executive Officer and Chairman

/s/ Jack M. Laskowitz	Date: August 14, 2009
Jack M. Laskowitz
Chief Financial Officer and Treasurer