Form 10-Q
period 2009-09-30
PARADISE INC
filed 2009-11-13
CIK 76149

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Act of 1934.

For the quarterly period ended September 30, 2009

or

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

The number of shares outstanding of each of the issuer’s classes of common stock:

Class	Outstanding as of September 30,
	2009	2008
Common Stock $0.30 Par Value	519,350 Shares	519,350 Shares

PARADISE, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

PARADISE, INC.	COMMISSION FILE NO. 0-3026

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PARADISE, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS

	AS OF SEPTEMBER 30, 2009 (UNAUDITED)	AS OF DECEMBER 31, 2008	AS OF SEPTEMBER 30, 2008 (UNAUDITED)
ASSETS

CURRENT ASSETS:
Cash and Unrestricted Demand Deposits	$441,681	$2,045,796	$237,274
Accounts and Notes Receivable, Less Allowances of $0 (9/30/09), $0 (12/31/08) and $0 (9/30/08)	7,344,418	829,773	8,286,262
Inventories:
Raw Materials	3,264,429	1,950,486	3,338,418
Work in Process	458,144	956,745	606,638
Finished Goods	8,471,373	7,136,830	9,464,314
Deferred Income Tax	265,222	325,584	470,929
Prepaid Expenses and Other Current Assets	774,515	440,636	591,861

TOTAL CURRENT ASSETS	21,019,782	13,685,850	22,995,696

Property, Plant and Equipment, Less Accumulated Depreciation of $17,283,495 (9/30/09), $16,820,680 (12/31/08) and $16,662,392 (9/30/08)	4,876,680	5,191,773	5,345,131
Intangible Asset, Net	848,874	943,287	974,759
Goodwill	413,280	413,280	413,280
Deferred Charges and Other Assets	248,165	319,661	383,238

TOTAL ASSETS	$27,406,781	$20,553,851	$30,112,104

See Accompanying Notes to these Consolidated Financial Statements (Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	AS OF SEPTEMBER 30, 2009 (UNAUDITED)	AS OF DECEMBER 31, 2008	AS OF SEPTEMBER 30, 2008 (UNAUDITED)

CURRENT LIABILITIES:
Notes and Trade Acceptances Payable	$7,152,645	$373,538	$9,590,576
Current Portion of Long-Term Debt	267,619	435,953	456,571
Accounts Payable	922,336	689,673	712,608
Accrued Liabilities	1,012,194	1,153,395	1,174,292
Income Taxes Payable	171,037	124,321	221,947

TOTAL CURRENT LIABILITIES	9,525,831	2,776,880	12,155,994

LONG-TERM DEBT, NET OF CURRENT PORTION	4,483	93,236	359,068

DEFERRED INCOME TAX LIABILITY	223,891	284,253	297,373

TOTAL LIABILITIES	9,754,205	3,154,369	12,812,435

STOCKHOLDERS’ EQUITY:
Common Stock: $.30 Par Value, 2,000,000 Shares Authorized, 583,094 Shares Issued, 519,350 Shares Outstanding	174,928	174,928	174,928
Capital in Excess of Par Value	1,288,793	1,288,793	1,288,793
Retained Earnings	16,840,298	16,587,204	16,440,733
Accumulated Other Comprehensive Loss	(374,524)	(374,524)	(327,866)
Treasury Stock, at Cost, 63,744 Shares	(276,919)	(276,919)	(276,919)

Total Stockholders’ Equity	17,652,576	17,399,482	17,299,669

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$27,406,781	$20,553,851	$30,112,104

See Accompanying Notes to these Consolidated Financial Statements (Unaudited)

PARADISE, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,
	2009	2008

Net Sales	$9,402,504	$10,934,756

Costs and Expenses:
Cost of Goods Sold (excluding Depreciation)	6,639,539	7,821,324
Selling, General and Administrative Expense	1,212,048	1,273,275
Depreciation and Amortization	195,365	193,888
Interest Expense	57,654	104,673

Total Costs and Expenses	8,104,606	9,393,160

Income from Operations	1,297,898	1,541,596

Other Income	1,911	197

Income from Operations Before Provision for Income Taxes	1,299,809	1,541,793

Provision for Income Taxes	493,927	583,057

Net Income	$805,882	$958,736

Income per Common Share	$1.55	$1.85

See Accompanying Notes to these Consolidated Financial Statements (Unaudited)

PARADISE, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2009	2008

Net Sales	$13,689,103	$16,161,642

Costs and Expenses:
Cost of Goods Sold (excluding Depreciation)	9,677,514	11,546,571
Selling, General and Administrative Expense	2,877,818	2,921,734
Depreciation and Amortization	587,444	585,361
Interest Expense	99,354	158,111

Total Costs and Expenses	13,242,130	15,211,777

Income from Operations	446,973	949,865

Other Income	3,125	27,021

Income from Operations Before Provision for Income Taxes	450,098	976,886

Provision for Income Taxes	171,037	371,216

Net Income	$279,061	$605,670

Income per Common Share	$0.54	$1.17

Dividends paid per Common Share	$0.05	$0.10

See Accompanying Notes to these Consolidated Financial Statements (Unaudited)

PARADISE, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$279,061	$605,670
Adjustments to Reconcile Net Income to Net Cash Used in Operating Activities:
Depreciation and Amortization	587,444	585,361
Decrease (Increase) in:
Accounts Receivable	(6,514,646)	(6,510,469)
Inventories	(2,149,885)	(5,831,364)
Prepaid Expenses	(88,911)	(118,985)
Other Assets	41,280	(4,034)
Income Tax Receivable	(244,968)	0
Increase (Decrease) in:
Accounts Payable	232,663	(34,294)
Accrued Expense	(141,201)	(580,099)
Income Tax Payable	46,716	(25,165)

Net Cash Used in Operating Activities	(7,952,447)	(11,913,379)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Property and Equipment	(147,719)	(304,040)

Net Cash Used in Investing Activities	(147,719)	(304,040)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Proceeds of Short-Term Debt	6,613,745	9,436,087
Principal Payments of Long-Term Debt	(91,726)	(122,666)
Dividends Paid	(25,968)	(51,935)

Net Cash Provided by Financing Activities	6,496,051	9,261,486

Net Decrease in Cash	(1,604,115)	(2,955,933)

CASH AT BEGINNING OF PERIOD	2,045,796	3,193,207

CASH AT END OF PERIOD	$441,681	$237,274

SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH INVESTING AND FINANCING ACTIVITIES:
Cash paid for:
Interest	$86,979	$133,361
Income Tax	430,581	396,382

Net Supplemental Cash Flows	$517,560	$529,743

During the nine months ended September 30, 2009, the Company entered into a revolving line of credit agreement and used the proceeds to payoff existing debt totalling $5,704,412.

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

PARADISE, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 4 Business Segment Data

The Company’s operations are conducted through two business segments. These segments, and the primary operations of each, are as follows:

Business Segment	Operation

Fruit	Production of candied fruit, a basic fruitcake ingredient, sold to manufacturing bakers, institutional users, and retailers for use in home baking. Also, based on market conditions, the processing of frozen strawberry products, for sale to commercial and institutional users such as preservers, dairies, drink manufacturers, etc.

Molded Plastics	Production of plastics containers and other molded plastics for sale to various food processors and others.

	Nine Months Ended September 30, 2009	Year Ended December 31, 2008	Nine Months Ended September 30, 2008

Net Sales in Each Segment

Fruit:
Sales to Unaffiliated Customers	$8,751,398	$17,498,939	$10,134,366

Molded Plastics:
Sales to Unaffiliated Customers	4,937,705	8,116,506	6,027,276

Net Sales	$13,689,103	$25,615,445	$16,161,642

For the nine month period ended, September 30, 2009 and 2008, sales of frozen strawberry products totaled $268,617 and $332,944, respectively. Sales of frozen strawberry products for the year ended December 31, 2008 totaled $332,944.

The Company does not account for intersegment transfers as if the transfers were to third parties.

PARADISE, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 4 Business Segment Data (Continued)

The Company does not prepare operating profit or loss information on a segment basis for internal use, until the end of each year. Due to the seasonal nature of the fruit segment, management believes that it is not practical to prepare this information for interim reporting purposes. Therefore, reporting is not required by generally accepted accounting principles.

Identifiable Assets of Each Segment are Listed Below	September 30, 2009	December 31, 2008	September 30, 2008

Fruit	$19,975,286	$10,776,684	$21,680,956

Molded Plastics	4,987,337	5,734,874	6,006,208

Identifiable Assets	24,962,623	16,511,558	27,687,164

General Corporate Assets	2,444,158	4,042,293	2,424,940

Total Assets	$27,406,781	$20,553,851	$30,112,104

Identifiable assets by segment are those assets that are principally used in the operations of each segment. General corporate assets are principally cash, land and buildings, and investments.

Note 5 Subsequent Event

The Company has evaluated events and transactions for potential recognition or disclosure in the financial statements through November 13, 2009, the date of issuance of these financial statements.

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

Overview

Paradise, Inc.’s main business segment, glace’ fruit, a prime ingredient of fruitcakes and other holiday confections, represented 68.3% of total net sales during 2008. These products are sold to manufacturing bakers, institutional users, supermarkets and other retailers throughout the country. Consumer demand for glace’ fruit product is traditionally strongest during the Thanksgiving and Christmas season. Almost 80% of glace’ fruit product sales are recorded during the eight to ten weeks beginning in mid September.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Overview (Continued)

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

The First Nine Months

Paradise, Inc.’s fruit segment net sales decreased 13.6% compared to the similar reporting period last year, as customers concerned with the uncertainty surrounding the economy have delayed their purchase orders and subsequent shipping dates to the start of the fourth quarter for 2009 compared to the third quarter of 2008. Paradise, Inc. has been consistent in all previous filings to disclose that quarterly reports for highly seasonal fruit segment net sales are not reliable indicators of year-end results. The Company must wait until the end of the holiday buying season to determine if consumer demands for its glace’ fruit products have resulted in a successful level of net sales activity.

Paradise Plastics, Inc., a wholly owned subsidiary of Paradise, Inc., decreased 18.1% in net sales to unaffiliated customers for the first nine months of 2009 compared to the similar reporting period of 2008. This decrease is primarily caused by the downturn in the housing industry as existing customers directly related to the housing market have scaled back their level of custom molding orders over the past year. Furthermore, Paradise Plastics, Inc.’s customers in other industries have also reduced their level of orders as demand for all types of custom molding products has slowed during the first nine months of 2009 compared to 2008.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The First Nine Months (Continued)

As a result of the decrease in net sales activity mentioned above, and as previously reported in the Company’s second quarter 2009 filing, Paradise, Inc.’s Board of Directors implemented the following cost cutting actions effective May, 2009. Executive salaries were reduced 15%. Salary employees weekly paychecks were reduced 10% and the 4% merit increase awarded to all hourly paid employees as of January 1, 2009 was rescinded. In addition, management terminated or eliminated 15 full- time positions during the month of May, 2009. The Company anticipates the direct financial impact of these actions will result in savings in excess of $550,000 for the remainder of 2009.

Consolidated cost of sales, as a percentage of net sales, remained consistent during the first nine months of 2009 compared to the similar reporting period of 2008. Inventory as of September 30, 2009 decreased $1,215,424 compared to inventory levels as of September 30, 2008 as Paradise, Inc’s management took steps throughout the year to reduce its plastics and fruit positions in light of decreased net sales and continued weakness in the economy.

Selling, General and Administrative Expenses decreased 1.5% for the current nine month period for 2009 compared to the similar reporting period of 2008 as increases incurred for professional, legal and audit fees were offset by decreases in freight-out expenses for the interim period under review.

Depreciation and amortization expenses increased less than .4% for the first six months of 2009 compared to the similar reporting period of 2008 as fixed assets that became fully depreciated during the past twelve months approximated the amount of new assets placed into service.

Interest expense decreased $58,757 or 37.2% for the current reporting period compared to the similar reporting period for 2008. This is primarily due to the reduction in inventory mentioned above as Paradise, Inc.’s short-term borrowings from its revolving line of credit were reduced by more than $1.9 million as of September 30, 2009 compared to the similar reporting period of 2008.

Summary

Paradise Inc.’s consolidated net sales decreased 15.3% for the first nine months of 2009 compared to the similar reporting period of 2008 as customer orders for various glace’ fruit items and custom molding products have declined in line with the downturn in economic activity during the past year.

However, with more than 80% of Paradise, Inc.’s annual fruit segment net sales scheduled to begin in mid September of this year, no meaningful financial analysis can be developed from Paradise, Inc.’s current 2009 interim filing. As stated in all previous interim filings, only a full year’s reporting will provide the necessary information to determine the Company’s financial performance.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE AND MARKET RISK – N/A

ITEM 4T. CONTROLS AND PROCEDURES

As of September 30, 2009, our President and Chief Executive Officer and Chief Financial Officer evaluated the Company’s disclosure controls and procedures, and they concluded that we maintain effective disclosure controls and procedures. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2009.

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

PARADISE, INC.
A Florida Corporation

/S/ MELVIN S. GORDON	Date: November 13, 2009
Melvin S. Gordon
Chief Executive Officer and Chairman

/S/ JACK M. LASKOWITZ	Date: November 13, 2009
Jack M. Laskowitz
Chief Financial Officer and Treasurer