Form 10-K
period 2009-12-31
PARADISE INC
filed 2010-03-26
CIK 76149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009

Commission File No. 0-3026

PARADISE, INC.

INCORPORATED IN FLORIDA

IRS IDENTIFICATION NO. 59-1007583

1200 DR. MARTIN LUTHER KING, JR., BLVD.

PLANT CITY, FLORIDA 33563

TELEPHONE NO. (813) 752-1155

Securities Registered Under Section 12 (b) of the Exchange Act:

None

Securities Registered Under Section 12 (g) of the Exchange Act:

Title of Each Class
Common Stock, $.30 Par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company, as defined in rule 12b-2 of the Exchange act.

Large accelerated filer  ☐        Accelerated filer  ☐        Non-accelerated filer  ☐        Smaller reporting company  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☐    No  ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $3,921,489 (as of June 30, 2009, bid price $13.00)

Class	Outstanding at December 31, 2009
Common Stock, $.30 Par Value	519,350 Shares

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

PARADISE, INC.

2009 FORM 10-K ANNUAL REPORT

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

Paradise, Inc. was incorporated under the laws of the State of Florida in September, 1961 as Canaveral Utilities and Development Corporation. After the acquisition and merger of several other assets, the Corporation was renamed Paradise Fruit Company, Inc. in February, 1964, and the corporate name was changed again to Paradise, Inc. during July, 1993. There have been no bankruptcies, receiverships, or similar proceedings during the corporation’s history. There have been no material reclassifications, mergers, consolidations, purchases or sales of a significant amount of assets not in the ordinary course of business during the past three years.

Item 1.	Description of Business (Continued)

(b)	The Company’s operations are conducted through two business segments. These segments, and the primary operations of each, are as follows:

BUSINESS SEGMENT	OPERATION
Candied Fruit	Production of candied fruit, a basic fruitcake ingredient, sold to manufacturing bakers, institutional users, and retailers for use in home baking. Also, based on market conditions, the processing of frozen strawberry products for sale to commercial and institutional such as preservers, dairies, drink manufacturers, etc.

Molded Plastics	Production of plastic containers for the Company’s products and other molded plastics for sale to unaffiliated customers.

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

In terms of candied fruit dollar sales, during 2009, approximately 20% were shipped to manufacturing bakers and other institutional users, with the balance being sold through supermarkets and other retail outlets for ultimate use in the home.

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

Item 1.	Description of Business (Continued)

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

Item 1.	Description of Business (Continued)

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

With the continuing acquisitions, mergers and other consolidations in the supermarket industry, there is increasing concentration of candied fruit buying activity. During 2009, the Company derived approximately 17% of its consolidated net sales from Wal-Mart Stores, Inc. This customer is not affiliated with Paradise, Inc. in any way, and has exclusive use of a Paradise-owned controlled brand. The loss of this customer would have a material adverse effect on operating earnings.

While there is no industry-wide data available, management estimates that the Company sold approximately 80% of all candied fruits and peels consumed in the U.S. during 2009. The Company knows of two major competitors; however, it estimates that neither of these has as large a share of the market as the Company’s.

The molded plastics industry is very large and diverse, and management has no reasonable estimate of its total size. Many products produced by the Company are materials for its own use in the packaging of candied fruits for sale at the retail level. Outside sales represent approximately 85% of the Company’s total plastics production at cost, and, in terms of the overall market, are insignificant.

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

By local ordinance, it is required that all water effluent is metered, tested and discharged into a municipal industrial waste treatment plant. During 2009, costs for this discharge approximated $220,000, and management estimates that all expenses directly related to compliance with environmental regulations total well over $300,000 annually, which includes costs for permits, third party inspections and depreciation of installations.

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

The Company owns its plant facilities and other properties free and clear of any mortgage obligations as of June, 2009.

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

Item 2.	Description of Property (Continued)

Regarding molded plastic manufacturing, most equipment is normally available from a number of competitive sources. The molds used for specialized plastic products must be individually designed and manufactured, requiring substantial investment, and are considered proprietary.

Item 3.	Legal Proceedings

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters and Registrant Purchases of Equity Securities

On August 22, 1997, the Securities and Exchange Commission issued new listing requirements for companies listed on the NASDAQ Small Cap Market. The requirements became effective on February 23, 1998. As of December 2009, the Company had not met the listing criteria.

(a)	The following table shows the range of closing bid prices for the Company’s Common Stock in the over-the-counter market for the calendar quarters indicated. The quotations represent prices in the over-the-counter market between dealers in securities, do not include retail mark-up, mark-down, or commissions and do not necessarily represent actual transactions.

	BID PRICES
	High	Low
2009
First Quarter	20.00	9.50
Second Quarter	20.00	12.00
Third Quarter	18.97	13.00
Fourth Quarter	18.00	14.00

2008
First Quarter	21.90	19.05
Second Quarter	19.60	19.05
Third Quarter	19.75	19.01
Fourth Quarter	19.01	15.50

(b)	Approximate Number of Equity Security Holders

As of December 31, 2009, the approximate number of holders of record of each class of equity securities of the Registrant were:

TITLE OF CLASS	NUMBER OF HOLDERS OF RECORD
Common Stock, $.30 Par Value	134

(c)	Dividend History and Policy

Dividends have been declared and paid annually when warranted by profitability. On February 11, 2010, the Board of Directors declared dividends of $.05 per share to stockholders of record on April 23, 2010. Dividends paid to stockholders for 2008 were $.05 and for 2007 were $.10.

Item 5.	Market for Common Equity and Related Stockholder Matters and Registrant Purchases of Equity Securities (Continued)

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

	RELATIONSHIP TO TOTAL REVENUE YEAR ENDED DECEMBER 31,		PERIOD TO PERIOD INCREASE (DECREASE) YEARS ENDED
	2009	2008	2009-2008	2008-2007
NET SALES:
Candied Fruit	70.3%	68.3%	- 6.9%	- 2.6%
Molded Plastics	29.7	31.7	-15.4	8.0

	100.0	100.0	- 9.6	0.5
Cost of Sales	75.1	73.4	7.7	3.6
Selling, General and Administrative Expense	18.0	18.0	- 9.7	- 7.5
Depreciation and Amortization	3.4	3.1	- 2.8	- 7.3
Interest Expense	0.6	0.9	-43.1	- 9.1

			- 8.2	0.8
Income from Operations	3.2	4.6	-38.6	- 5.3
Other Expense, Net	—	—	-61.8	-102.3

Income Before Provision for Income Taxes	3.2	4.6	-26.3	-12.8
Provision for Income Taxes	1.4	1.7	-38.6	-17.1

Net Income	1.8%	2.9%	-45.5%	-10.2%

Item 7.	Management’s Discussion and Analysis or Plan of Operation (Continued)

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

Item 7.	Management’s Discussion and Analysis or Plan of Operation (Continued)

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

Accounts Receivable and Revenue Recognition

Management considers subsequent collection results and writes off all year- end balances that are not deemed collectible by the time the financial statements are issued. Additionally, management has provided for estimated product returns by applying an allowance against Accounts Receivable for the invoiced price of the returns. A provision to recognize a related estimate of finished goods returns has been added to inventories (Note 2). Management considers the remaining accounts receivable to be fully collectible; accordingly, no allowance for doubtful accounts has been established as of December 31, 2009. If accounts become uncollectible, they will be charged to operations when that determination is made. The Company does not have policy to charge interest on past due amounts. Accounts Receivable are considered past due based on invoice terms. The Company recognizes revenue upon the shipment of goods to its customers.

Marketable Equity Securities and Deferred Compensation

The Company holds marketable securities as a trustee under the terms of a trust agreement to provide compensation benefits to two key executives upon retirement. The investments in the trusts are subject to the claims of the Company’s general creditors; therefore, the Company is treated as the owner of the trusts. Included in accrued expenses at December 31, 2009 and 2008 is $111,354 and $160,408 of deferred compensation related to these agreements.

The Company records unrealized gains and losses on marketable equity securities available for sale in the stockholders’ equity section of its balance sheet as a component of Accumulated Other Comprehensive Income (Loss).

When securities are sold, the cost of securities sold is based on weighted average cost in order to determine gross realized gains and losses.

Item 7.	Management’s Discussion and Analysis or Plan of Operation (Continued)

Marketable Equity Securities and Deferred Compensation (Continued)

Realized gains and losses, and declines in value judged to be other-than- temporary on available-for-sale securities, if any, are included in the consolidated statement of operations.

Goodwill

Goodwill totaling $413,280 represents the excess purchase price over the fair value of the net assets acquired in the acquisition of Mastercraft Products, Corporation. These costs are reviewed for impairment at least annually or more frequently upon the occurrence of an event or when circumstances indicate that goodwill may be impaired. During the years ended, December 31, 2009 and 2008, the Company determined that its goodwill was not impaired.

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

Debt issue costs incurred of $34,555 and $78,971 as of December 31, 2009 and 2008, respectively, are amortized over the term of the agreement ranging from 24 to 84 months.

The Company’s identifiable intangible assets are reviewed for potential impairment whenever events or circumstances indicate that the carrying amounts may not be recoverable. During the years ended, December 31, 2009 and 2008, the Company determined that its identifiable intangible assets were not impaired.

Item 7.	Management’s Discussion and Analysis or Plan of Operation (Continued)

(4) Results of Operations

2009 Compared to 2008

Paradise, Inc. is the leading producer of glace’ fruit, a primary ingredient of fruit cakes sold to manufacturing bakers, institutional users and supermarkets for sale during the holiday seasons of Thanksgiving and Christmas. Paradise, Inc. consists of two business segments, fruit and plastics. Fruit segment net sales represents 70.3% of consolidated net sales during the current twelve month reporting period ending December 31, 2009 or $16,283,967 compared to $17,498,939 for the similar reporting period of 2008. This resulted in a decrease of $1,214,972 or 6.9% in net sales. With the downturn in economic activity beginning in the fourth quarter of 2008 and continuing through the entire year of 2009, Paradise, Inc.’s glace’ fruit customers remained conservative in placing glace’ fruit orders during the summer and fall for the upcoming 2009 holiday selling season.

Paradise Plastics, Inc., a wholly owned subsidiary of Paradise, Inc. represents 29.7% of consolidated net sales during 2009. Total plastics segment net sales were $6,869,827 for the twelve months ended December 31, 2009 compared to $8,116,506 for the similar reporting period of 2008. The decrease in net sales to unaffiliated customers totaled $1,246,679 or 15.4%. This decrease is primarily caused by the downturn in the housing industry as existing customers directly related to the home building and home improvement market have scaled back their level of custom plastics molding orders over the past year. Furthermore, Paradise Plastics, Inc.’s customers in other industries have also reduced their level of orders as demand for all types of plastics products has slowed during the past twelve months of 2009 compared to the similar reporting period of 2008.

As a result of the decrease in net sales activity for the fruit and plastics segments mentioned above, Paradise, Inc.’s Board of Directors implemented the following cost cutting actions, effective May of 2009. Executive salaries were reduced 15%. Salary employees weekly paychecks were reduced 10% and the 4% merit increase awarded to all hourly paid employees as of January 1, 2009 was rescinded. In addition, management terminated and or eliminated 15 full-time positions across the Company’s two business segments during the month of May, 2009. As a result of these actions along with limiting levels of overtime by all existing employees the Company reduced total payroll and related taxes in excess of $550,000 for the remainder of 2009.

Consolidated cost of goods sold, expressed as a percentage of net sales, increased 1.6% for the twelve months ending December 31, 2009 compared to the similar reporting period for 2008. This increase occurred despite the Company’s reduction of manufacturing payroll along with keeping in check various costs for commodities such as natural gas and plastics resins. However, these savings were slightly offset by the allocation of the Company’s fixed factory overhead over a lesser number of plastics and glace’ fruit products.

Item 7.	Management’s Discussion and Analysis or Plan of Operation (Continued)

(4) Results of Operations (Continued)

2009 Compared to 2008 (Continued)

Accounts Receivable as of December 31, 2009 increased by $960,133 compared to the previous reporting year as scheduled shipments for glace’ fruit orders to Wal-Mart Stores, Inc. commenced in mid-September of 2009 versus August of 2008.

Inventory levels at December 31, 2009 decreased $1,837,817 to $8,206,244 from December 31, 2008’s inventory level of $10,044,061 as Paradise, Inc.’s management anticipating the uncertainty in the economy towards the end of 2008 reduced its purchasing requirements for 2009.

Selling, general and administrative expenses for 2009 decreased $448,334 or 9.7% primarily as selling expenses for brokerage fees, freight out, advertising, travel and entertainment and sales payroll expenses all were directly affected by the related 9.6% decline in Paradise, Inc.’s consolidated net sales during 2009.

Depreciation and amortization expenses for 2009 decreased 2.8% as fixed assets that became fully depreciated during the past twelve months exceeded the amount of new assets placed into service.

Interest expense for the twelve months ending December 31, 2009 decreased $93,585 or 43.1% based on the following two reasons. First, Paradise, Inc.’s short-term borrowing needs in regard to financing the Company’s inventory level declined during 2009. Secondly, interest payments pertaining to a secured note for a mortgage obligation was retired 11 months ahead of schedule in June of 2009. As of December 31, 2009, Paradise, Inc.’s revolving line of credit balance was $0 and all loan covenants required by the Company’s primary lender were in compliance. The existing revolving loan agreement remains in effect through June, 2011.

The Consolidated Statement of Cash Flow for the year ended December 31, 2009 resulted in positive cash flow of $969,267 as management anticipating a continued slowdown in consumer demand through out 2009 reduced its purchasing of raw materials accordingly.

In summary, based upon the information above, Paradise, Inc.’s consolidated net sales decreased 9.6% to $23,153,794 for 2009 compared to $25,615,445 for 2008. Net income after provision for income taxes was $409,804 or $.79 earnings per share for 2009 compared to $752,141 or $1.45 earnings per share for 2008.

Item 7.	Management’s Discussion and Analysis or Plan of Operation (Continued)

(4) Results of Operations (Continued)

2008 Compared to 2007

Paradise, Inc. is the leading producer of glace’ fruit, a primary ingredient of fruit cakes sold to manufacturing bakers, institutional users and supermarkets for sale during the holiday seasons of Thanksgiving and Christmas. Paradise, Inc. consists of two business segments, fruit and plastics. Fruit segment net sales represents 68.3% of consolidated net sales during the current twelve month reporting period ending December 31, 2008 or $17,498,939 compared to $17,966,624 for the similar reporting period of 2007. This represents a decrease in net fruit segment sales of $467,685 or 2.6%. The primary reason for this decease, is with more than 80% of fruit segment sales occurring during an eight to ten week period beginning in mid-September, Paradise, Inc.’s glace’ fruit customers were hesitant to commit to increasing or in certain cases maintaining previous year’s inventory levels, as economic indicators began to exhibit signs of a decline in consumer confidence during the fourth quarter of 2008.

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

Consolidated cost of goods sold, expressed as a percentage of net sales, increased 3.6% for the twelve months ending December 31, 2008 compared to the similar reporting period for 2007. Fruit segment cost of goods sold, which represents 67.6 % of the Company’s overall production cost during 2008 increased 5.2% as price increases absorbed from the Company’s suppliers of raw fruit materials including corn syrup lowered the Company’s gross margins on fruit segment net sales during 2008. The plastics segment’s cost of goods sold, expressed as a percentage of net sales, decreased 5.1% as an increase in sales volume and units produced during 2008 allowed this segment to allocate its fixed production cost over an increased amount of plastics finished goods inventory.

Item 7.	Management’s Discussion and Analysis or Plan of Operation (Continued)

(4) Results of Operations (Continued)

2008 Compared to 2007 (Continued)

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

Selling, general and administrative expenses for 2008 decreased 7.5% as professional, legal and audit fees associated with the termination of the Company’s defined benefit pension plan and establishment of the Company’s 401(k) plan were incurred during 2007. As disclosed in previous filings, Paradise, Inc. elected to terminate the Company’s defined benefit pension plan and offer all eligible employees the opportunity to transfer their vested pension funds into the Company’s newly sponsored 401(k) retirement plan. On March 25, 2008, Paradise, Inc. received final regulatory approval to terminate the defined benefit pension plan. The liability associated with this event totaled $446,717 and was accrued for at December 31, 2007 and 2006. On May 15, 2008 this amount was transferred to the Company’s pension plan administrator, Principal Financial Group, in order to complete the planned termination of this pension plan.

Depreciation and amortization expenses for 2008 decreased 7.3% compared to 2007 as fixed asset retirements during the past twelve months exceeded the amount of new assets placed into service.

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

Item 7.	Management’s Discussion and Analysis or Plan of Operation (Continued)

(4) Results of Operations (Continued)

2008 Compared to 2007 (Continued)

In summary, based upon the information above, Paradise, Inc. generated consolidated net sales of $25,615,445 for 2008 compared to $25,480,339 for 2007. Net income after provision for income taxes was $752,141 or $1.45 earnings per share for 2008 compared to $837,515 and $1.61 earnings per share for 2007.

Item 8.	Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

    and Shareholders of

    Paradise, Inc.

Plant City, FL 33563

We have audited the accompanying consolidated balance sheets of Paradise, Inc., and subsidiaries (“the Company”) as of December 31, 2009 and 2008 and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Paradise, Inc. and subsidiaries as of December 31, 2009 and 2008 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States.

Respectfully submitted,

/s/ Pender Newkirk & Company, LLP
PENDER NEWKIRK & COMPANY, LLP

Certified Public Accountants

Tampa, Florida

March 26, 2010

PARADISE, INC.

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

	DECEMBER 31,
	2009	2008
CURRENT ASSETS:
Cash and Cash Equivalents	$3,015,063	$2,045,796
Accounts Receivable, Net of Allowance for Doubtful Accounts of $ -0- and Allowance for Returns of $1,284,611 (2009) and $1,094,000 (2008)	1,789,906	829,773
Inventories	8,206,244	10,044,061
Prepaid Expenses and Other Current Assets	363,194	440,636
Deferred Income Tax Asset	279,545	325,584

Total Current Assets	13,653,952	13,685,850

PROPERTY, PLANT AND EQUIPMENT:
Net of Accumulated Depreciation of $17,433,040 (2009) and $16,820,680 (2008)	4,749,033	5,191,773

GOODWILL	413,280	413,280

CUSTOMER BASE AND NON-COMPETE AGREEMENT	817,402	943,287

OTHER ASSETS	312,378	319,661

TOTAL ASSETS	$19,946,045	$20,553,851

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements

LIABILITIES AND STOCKHOLDERS’ EQUITY

	DECEMBER 31,
	2009	2008
CURRENT LIABILITIES:
Short-Term Debt	$186,919	$373,538
Accounts Payable	786,253	689,673
Accrued Expenses	872,272	1,153,395
Income Taxes Payable	37,030	124,321
Current Portion of Long-Term Debt	8,831	435,953

Total Current Liabilities	1,891,305	2,776,880

LONG-TERM DEBT, NET OF CURRENT PORTION	2,885	93,236

DEFERRED INCOME TAX LIABILITY	209,478	284,253

Total Liabilities	2,103,668	3,154,369

STOCKHOLDERS’ EQUITY:
Common Stock, $.30 Par Value, 2,000,000 Shares Authorized, 583,094 Shares Issued, 519,350 Shares Outstanding	174,928	174,928
Capital in Excess of Par Value	1,288,793	1,288,793
Retained Earnings	16,971,041	16,587,204
Accumulated Other Comprehensive Loss	(315,466)	(374,524)

	18,119,296	17,676,401

Less: Common Stock in Treasury, at Cost, 63,744 Shares	276,919	276,919

Total Stockholders’ Equity	17,842,377	17,399,482

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$19,946,045	$20,553,851

PARADISE, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	FOR THE YEARS ENDED DECEMBER 31,
	2009	2008
NET SALES	$23,153,794	$25,615,445

COSTS AND EXPENSES:
Cost of Goods Sold (Excluding Depreciation)	17,370,522	18,812,049
Selling, General and Administrative Expenses	4,164,392	4,612,726
Depreciation and Amortization	770,188	792,384
Interest Expense	123,727	217,312

Total Costs and Expenses	22,428,829	24,434,471

INCOME FROM OPERATIONS	724,965	1,180,974

OTHER EXPENSE – NET	(913)	(2,391)

INCOME BEFORE PROVISION FOR INCOME TAXES	724,052	1,178,583

PROVISION FOR INCOME TAXES	314,248	426,442

NET INCOME	409,804	752,141
OTHER COMPREHENSIVE INCOME:
Unrealized Gain (Loss) on Available for Sale Securities	34,724	(103,077)
Reclassification adjustment for losses realized on Sale of Available for Sale Securities	24,334

COMPREHENSIVE INCOME	$468,862	$649,064

EARNINGS PER SHARE:
Basic	$0.79	$1.45

Diluted	$0.79	$1.45

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements

PARADISE, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	COMMON STOCK	CAPITAL IN EXCESS OF PAR VALUE	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE LOSS	TREASURY STOCK	TOTAL
Balance, December 31, 2007	$174,928	$1,288,793	$15,886,998	$(271,447)	$(276,919)	$16,802,353

Cash Dividends Declared, $.10 per Share			(51,935)			(51,935)
Unrealized Loss on Marketable Equity Securities				(103,077)		(103,077)
Net Income			752,141			752,141

Balance, December 31, 2008	174,928	1,288,793	16,587,204	(374,524)	(276,919)	17,399,482

Cash Dividends Declared, $.05 per Share			(25,967)			(25,967)
Unrealized Gain on Marketable Equity Securities				34,724		34,724
Reclassification adjustment for losses realized on Sale of Marketable Equity Securities				24,334		24,334
Net Income			409,804			409,804

Balance, December 31, 2009	$174,928	$1,288,793	$16,971,041	$(315,466)	$(276,919)	$17,842,377

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements

PARADISE, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE YEARS ENDED DECEMBER 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$409,804	$752,141
Adjustments to Reconcile Net Income to Net Cash Provided by (Used in) Operating Activities:
Provision for Sales Returns	190,239	(57,439)
Provision for Estimated Inventory Returns	(165,203)	50,156
Provision for Deferred Income Taxes	(28,736)	132,225
Depreciation and Amortization	770,188	792,384
Loss on Sale of Marketable Securities	24,334
Changes in Assets and Liabilities:
Accounts Receivable	(1,150,371)	1,003,460
Inventories	2,003,020	(2,516,213)
Prepaid Expenses and Other Current Assets	77,442	32,240
Other Assets	(33,373)	(4,375)
Accounts Payable	96,580	(57,225)
Accrued Expenses	(281,123)	(600,999)
Income Taxes Payable	(87,291)	(122,791)

Net Cash Provided by (Used in) Operating Activities	1,825,510	(596,436)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Property, Plant and Equipment	(169,617)	(308,975)
Proceeds from Sale of Marketable Equity Securities	83,778
Increase in Cash Surrender Value of Life Insurance	(40,344)

Net Cash Used in Investing Activities	(126,183)	(308,975)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Proceeds (Payments) of Short-Term Debt	(186,619)	219,049
Principal Payments on Long-Term Debt	(517,473)	(409,114)
Dividends Paid	(25,968)	(51,935)

Net Cash Used in Financing Activities	(730,060)	(242,000)

	FOR THE YEARS ENDED DECEMBER 31,
	2009	2008
Net Increase (Decrease) in Cash and Cash Equivalents	969,267	(1,147,411)
CASH AND CASH EQUIVALENTS, at Beginning of Year	2,045,796	3,193,207

CASH AND CASH EQUIVALENTS, at End of Year	$3,015,063	$2,045,796

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash Paid During the Year for:
Interest	$123,727	$217,312

Income Taxes	$430,581	$418,226

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Net unrealized Holding Gain (Loss) on Securities	$34,724	$(103,077)

DISCLOSURE OF ACCOUNTING POLICY:

For purposes of the Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements

PARADISE, INC.

AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

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

PARADISE, INC.

AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

NOTE 1: SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accounts Receivable and Revenue Recognition

Management considers subsequent collection results and writes off all year- end balances that are not deemed collectible by the time the financial statements are issued. Additionally, management has provided for estimated product returns by applying an allowance against Accounts Receivable for the invoiced price of the returns. A provision to recognize a related estimate of finished goods returns has been added to inventories (Note 2). Management considers the remaining accounts receivable to be fully collectible; accordingly, no allowance for doubtful accounts has been established as of December 31, 2009. If accounts become uncollectible, they will be charged to operations when that determination is made. The Company does not have policy to charge interest on past due amounts. Accounts Receivable are considered past due based on invoice terms. The Company recognizes revenue upon the shipment of goods to its customers.

Inventories

Inventories are valued at the lower of cost (first-in, first-out) or market. Cost includes material, labor, factory overhead and depreciation.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Generally, the straight- line method is used in computing depreciation. Estimated useful lives of plant and equipment are:

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

PARADISE, INC.

AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

NOTE 1: SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Marketable Equity Securities and Deferred Compensation

The Company holds marketable securities as a trustee under the terms of a trust agreement to provide compensation benefits to two key executives upon retirement. The investments in the trusts are subject to the claims of the Company’s general creditors; therefore, the Company is treated as the owner of the trusts. Included in accrued expenses at December 31, 2009 and 2008 is $111,354 and $160,408 of deferred compensation related to these agreements.

The Company records unrealized gains and losses on marketable equity securities available for sale in the stockholders’ equity section of its balance sheet as a component of Accumulated Other Comprehensive Income (Loss).

When securities are sold, the cost of securities sold is based on weighted average cost in order to determine gross realized gains and losses.

Realized gains and losses, and declines in value judged to be other-than- temporary on available-for-sale securities, if any, are included in the consolidated statement of operations.

Goodwill

Goodwill totaling $413,280 represents the excess purchase price over the fair value of the net assets acquired in the acquisition of Mastercraft Products, Corporation. These costs are reviewed for impairment at least annually or more frequently upon the occurrence of an event or when circumstances indicate that goodwill may be impaired. During the years ended, December 31, 2009 and 2008, the Company determined that its goodwill was not impaired.

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

PARADISE, INC.

AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

NOTE 1: SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Identifiable Intangible Assets (Continued)

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

Debt issue costs incurred of $34,555 and $78,971 as of December 31, 2009 and 2008, respectively, are amortized over the term of the agreement ranging from 24 to 84 months.

The Company’s identifiable intangible assets are reviewed for potential impairment whenever events or circumstances indicate that the carrying amounts may not be recoverable. During the years ended, December 31, 2009 and 2008, the Company determined that its identifiable intangible assets were not impaired.

Amortization expense of intangible assets subject to amortization for the years ended December 31, 2009 and 2008 was $157,831 and $154,930, respectively.

Accumulated amortization for the same periods totaled $449,237 (2009) and $337,722 (2008).

Future amortization expense is anticipated to be as follows:

2010	$143,162
2011	$134,524
2012	$125,885
2013	$125,885
2014	$125,885
Thereafter	$187,977

Selling Expenses

The Company considers freight delivery costs to be selling expenses and has included $410,007 (2009) and $540,141 (2008) in selling, general and administrative expenses in the income statements.

PARADISE, INC.

AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

NOTE 1: SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Advertising Expenses

The Company expenses advertising costs in the year they are incurred. Advertising expenses totaled $119,188 (2009) and $180,185 (2008) and are included in selling, general and administrative expenses in the income statement.

Employee Benefit Plan

The Company established a 401(k) retirement plan on January 1, 2007 to replace the Company’s defined benefit pension plan. All active employees whom were in the defined benefit pension plan may elect to transfer their vested pension balance directly into the 401(k) plan. Eligibility requirements for new employees are based on completing 1,000 hours of service by the end of the first twelve months of consecutive employment and being at least 21 years old. Employee contributions are voluntary and subject to Internal Revenue Service limitations. The Company provides a matching contribution subject to annual review of the Company’s financial performance. For the years ended December 31, 2009 and 2008, the Company incurred $24,745 and $55,178 in 401(k) expense.

Earnings Per Share

Basic and diluted earnings per common share are based on the weighted average number of shares outstanding and assumed to be outstanding during the year (519,350 shares in 2009 and 2008). There are no dilutive securities outstanding at December 31, 2009 and 2008.

Reclassifications

Certain prior period amounts have been reclassified to conform with the current period presentation.

PARADISE, INC.

AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

NOTE 1: SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Impact of Recently Issued Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS 168”). The FASB Accounting Standards Codification, (“Codification” or “ASC”) became the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of SFAS 168, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative.

Following SFAS 168, the FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead, it will issue Accounting Standards Updates (ASUs). The FASB will not consider ASCs as authoritative in their own right; rather, these updates will serve only to update the Codification, provide background information about the guidance, and provide the basis for conclusions on the change(s) in the Codification. SFAS No. 168 is incorporated in ASC Topic 105, Generally Accepted Accounting Principles. The Company adopted SFAS No. 168 for the quarter ended September 30, 2009. The ASC is not intended to change or alter existing GAAP and did not change our accounting practices.

In May 2009, the FASB issued ASC Topic 855, Subsequent Events (formerly SFAS No. 165, Subsequent Events) which establishes general standards for the evaluation, recognition and disclosure of events and transactions that occur after the balance sheet date. Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards. The standard, which includes a new required disclosure of the date through which management has evaluated subsequent events, is effective for interim and annual periods ending after June 15, 2009. We adopted the provisions of this guidance during the quarter ended June 30, 2009.

Effective October 1, 2008, the Company adopted certain aspects of ASC Topic 825. Financial Instruments (formerly SFAS 159, “The Fair Value Option for Financial Assets & Financial Liabilities – including an amendment of SFAS No. 115”). The accounting guidance created a fair value option under which an entity may irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities on a contract by contract basis, with changes in fair values recognized in earnings as these changes occur. The adoption of ASC Topic 825 did not have a significant impact on the Company’s financial condition or results of operations.

PARADISE, INC.

AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

NOTE 1: SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Impact of Recently Issued Accounting Pronouncements (Continued)

In December 2007, the FASB issued ASC Topic 805, Business Combinations (formerly SFAS 141R, “Business Combinations”). ASC Topic 805 changes how a reporting enterprise will account for the acquisition of a business. ASC 805 will apply prospectively to business combinations with an acquisition date on or after December 15, 2008. The adoption of ASC Topic 805 did not have a significant impact on the Company’s financial condition or results of operations.

Other recent accounting pronouncements issued by the FASB (including its EITF), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

NOTE 2: INVENTORIES

	2009	2008
Supplies	$178,129	$161,678
Raw Materials	1,750,467	1,788,808
Work in Progress	1,255,909	956,745
Finished Goods	5,021,739	7,136,830

TOTAL	$8,206,244	$10,044,061

Included in Finished Goods inventory are estimated returns related to the Provision for Sales Returns totaling $1,109,615 (2009) and $944,412 (2008).

Substantially all inventories are pledged as collateral for certain short-term obligations as well as long-term obligations.

PARADISE, INC.

AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

NOTE 3: PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	2009	2008
Land and Improvements	$656,040	$656,040
Buildings and Improvements	7,040,572	7,004,932
Machinery and Equipment	14,485,461	14,351,481

Total	22,182,073	22,012,453
Less: Accumulated Depreciation	17,433,040	16,820,680

NET	$4,749,033	$5,191,773

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

Depreciation expense for the years ended December 31, 2009 and 2008 was $612,357 and $637,454, respectively.

NOTE 4: INVESTMENT IN MARKETABLE EQUITY SECURITIES

Available-for-sale securities, which are included in other assets in the balance sheet, consist of the following:

	2009	2008
Equity Mutual Funds, at cost	$140,921	$281,837
Gross Unrealized Losses, Before Tax	(29,567)	(121,429)

Total Marketable Equity Securities, at Fair Value	$111,354	$160,408

PARADISE, INC.

AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

NOTE 4: INVESTMENT IN MARKETABLE EQUITY SECURITIES (CONTINUED)

Available for sale securities are carried in the financial statements at fair value. In accordance with Accounting Standards Codification Topic 820, “Fair Value Measurements and Disclosures” (“ASC Topic 820”), fair value is based on quoted market prices in active markets (Level 1). Net unrealized holding gains(losses) on available-for-sale securities amounted to $34,724 and $(103,077) for the years ended, December 31, 2009 and 2008, respectively, and have been included in accumulated other comprehensive loss in the accompanying consolidated financial statements.

During the year ended, December 31, 2009, the Company sold available-for-sale securities for total proceeds of approximately $84,000, resulting in gross realized losses of approximately $24,000. There were no security sales during the year ended December 31, 2008.

Information pertaining to equity mutual securities with gross unrealized losses at December 31, 2009, aggregated by length of time that individual securities have been in continuous loss position, is as follows:

Less than 12 months:
Fair Value	$0
Unrealized Losses	$0

Greater than 12 months:
Fair Value	$111,354
Unrealized Losses	$29,567

Total Fair Value	$111,354
Total Unrealized Losses	$29,567

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to 1) the length of time and the extent to which the fair value has been less than cost, 2) the financial condition and near-term prospects of the issuer, and 3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

The gross unrealized losses on the Company’s investments are in mutual funds and were caused primarily by the current downturn of the economy. The Company intends and is able to hold these investments for a reasonable period of time sufficient for a recovery of fair value; therefore, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2009.

PARADISE, INC.

AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

NOTE 5: SHORT-TERM DEBT

	2009	2008
Letters of credit and other short- term debt under a revolving line of credit with a bank.	$186,919	$373,538

TOTAL	$186,919	$373,538

The average monthly borrowings and weighted average interest rates were determined by month-end balances. Non-interest bearing letters of credit were included in the aggregate figures.

2009	AMOUNT	WEIGHTED AVERAGE INTEREST RATE
Average bank short-term borrowings (monthly)	$2,854,634	2.80%

Average aggregate short-term borrowings (monthly)	$3,186,492	6.25%

Maximum aggregate short-term borrowings (at any month-end)	$7,457,594

2008	AMOUNT	WEIGHTED AVERAGE INTEREST RATE
Average bank short-term borrowings (monthly)	$2,037,000	7.32%

Average aggregate short-term borrowings (monthly)	$2,390,602	12.08%

Maximum aggregate short-term borrowings (at any month-end)	$8,411,255

PARADISE, INC.

AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

NOTE 5: SHORT-TERM DEBT (CONTINUED)

During June 2009, the Company entered into a revolving loan agreement with a financial institution that has a maximum limit of $12,000,000 and a borrowing limit of 80% of the Company’s eligible receivables plus 50% of the Company’s eligible inventory. This agreement is secured by all of the assets of the Company and matures on June 23, 2011. Interest is payable monthly at the bank’s LIBOR rate plus 1.9% or a floor rate of 3%, whichever is greater.

Prior to June 2009, the Company had a revolving loan agreement with a different financial institution that had a maximum limit of $12,000,000 and a borrowing limit of 80% of the Company’s eligible receivables plus either 50% or 70% of the Company’s eligible inventory. This agreement was secured by all of the assets of the Company and was repaid during 2009. Interest was payable monthly at the bank’s LIBOR rate plus an applicable margin as defined in the agreement.

These agreements require that certain conditions are met for the Company to continue borrowing, including debt service coverage and debt to equity ratios and other financial covenants including an agreement not to encumber a mortgage on the property and improvement without bank approval. The Company was in compliance with these covenants at December 31, 2009 and 2008.

The amount available to be drawn down under these loans based on the available collateral at December 31, 2009 and December 31, 2008 was $6,421,768 and $6,138,761, respectively.

PARADISE, INC.

AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

NOTE 6: LONG-TERM DEBT

	2009	2008
Note Payable, Libor rate plus applicable margin, collateralized by accounts receivable and inventories. Monthly payments of $13,967 plus interest, repaid during 2009.	$0	$249,164

Note Payable, 0% stated interest, 6% imputed interest, final payment of $275,000 paid December 2009.	0	257,650

Obligations under capital leases.	11,716	22,375

Total Debt	11,716	529,189
Less, Current Portion	8,831	435,953

LONG-TERM DEBT	$2,885	$93,236

The aggregate principal amounts maturing in each of the subsequent years are:

2010	$8,831
2011	2,885

Total	$11,716

NOTE 7: LEASES

The Company has certain equipment leases which are classified as capital leases. At December 31, 2009 and 2008, the cost of equipment financed under capital lease agreements and included in machinery and equipment amounted to $50,550, and the accumulated depreciation associated with these assets was approximately $20,000 (2009) and $10,000 (2008), respectively. The amount recognized as an obligation was $11,716 (2009) and $22,375 (2008), respectively, which has been included in long- term debt shown in Note 6.

The Company leases certain automobiles and office equipment under operating leases ranging in length from thirty-six to sixty months. Lease payments charged to operations amounted to $72,004 (2009) and $65,631 (2008), respectively.

PARADISE, INC.

AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

NOTE 7: LEASES (CONTINUED)

At December 31, 2009, future minimum payments required under leases with terms greater than one year, and the present value of minimum capital lease payments, were as follows:

YEARS ENDING DECEMBER 31,	CAPITAL LEASES	OPERATING LEASES
2010	$9,474	$54,282
2011	2,943	23,917
2012		6,138

Total Minimum Lease Payments	12,417	$84,337

Less, Amount Representing Interest	(701)

PRESENT VALUE OF FUTURE MINIMUM CAPITAL LEASE PAYMENTS	$11,716

NOTE 8: ACCRUED EXPENSES

	2009	2008
Accrued Payroll and Bonuses	$146,978	$239,164
Accrued Brokerage Payable	330,297	293,322
Other Accrued Expenses	12,283	17,958
Coupon Reimbursement	58,379	65,000
Accrued Credit Due to Customers	168,748	281,760
Accrued Insurance Payable	44,233	95,783
Accrued Deferred Compensation	111,354	160,408

TOTAL	$872,272	$1,153,395

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

PARADISE, INC.

AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

NOTE 9: RETIREMENT PLAN (CONTINUED)

The Company filed with the appropriate regulators and terminated the plan in 2008 once approvals were received. The Company has treated the action as a curtailment as no further benefits accrued after November 30, 2006.

On March 25, 2008, Paradise, Inc. received final approval from the Internal Revenue Service to terminate the Company’s defined benefit pension plan. On May 16, 2008, Paradise, Inc. transferred $446,717 to the pension plan administrator, Principal Financial Group in order to complete the termination process.

The following table sets forth the changes in benefit obligations, changes in plan assets and the reconciliation of funded status for 2008:

Change in Benefit Obligation:
Benefit Obligation at Beginning of Year	$3,590,367
Benefits Paid	(3,590,367)

Benefit Obligation at End of Year	—

Change in Plan Assets:
Fair Value of Plan Assets at Beginning of Year	3,143,650
Employer Contributions	446,717
Benefits Paid	(3,590,367)

Fair Value of Plan Assets at End of Year	—

Funded Status at End of Year (Underfunded)	—

PARADISE, INC.

AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

NOTE 10: PROVISION FOR FEDERAL AND STATE INCOME TAXES

The provisions for income taxes are comprised of the following amounts:

	2009	2008
CURRENT:
Federal	$260,700	$251,216
State	82,284	43,001

	342,984	294,217

DEFERRED:
Federal	(25,965)	112,899
State	(2,772)	19,326

	(28,737)	132,225

TOTAL PROVISION FOR INCOME TAXES	$314,248	$426,442

A reconciliation of the differences between the tax provisions attributable to income from continuing operations and the tax provision at statutory Federal income tax rate follows:

	2009	2008
Income Taxes Computed at Statutory Rate	$246,178	$400,718
State Income Tax, Net of Federal Income Tax Benefit	26,283	42,782
Other, Net	41,787	(17,058)

PROVISION FOR INCOME TAXES	$314,248	$426,442

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

PARADISE, INC.

AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

NOTE 10: PROVISION FOR FEDERAL AND STATE INCOME TAXES (CONTINUED)

Significant components of the Company’s deferred tax assets and liabilities at December 31, 2009 and 2008 were:

	2009	2008
Deferred Tax Assets resulting from:
Inventory Valuation	$171,580	$208,792
Allowance for Sales Returns and Related Provision for Return of Finished Goods	66,064	56,431
Deferred Compensation Trust Expense	41,901	60,361

Total Deferred Tax Assets	279,545	325,584

Deferred Tax Liabilities resulting from:
Tax over Book Depreciation	(209,478)	(284,253)

Net Deferred Tax Asset	$70,067	$41,331

The Net Deferred Tax Asset is reflected in the Balance Sheet under these captions:
Current Deferred Income Tax Asset	$279,545	$325,584
Long-Term Deferred Income Tax Liability	(209,478)	(284,253)

	$70,067	$41,331

The Company follows Accounting Standards Codification Topic 740, “Income Taxes” (“ASC Topic 740”). This standard provides interpretative guidance for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.

PARADISE, INC.

AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

NOTE 10: PROVISION FOR FEDERAL AND STATE INCOME TAXES (CONTINUED)

Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the determination of the ultimate tax effects is uncertain. We record our tax provision based on current and future income taxes that will be due. In the determination of our provision, we have taken certain tax positions in the consideration of the effects of income and expenses that have been recognized and included in the accompanying financial statements that may or may not be recognized in the determination of current or future income taxes. We record a liability for these unrecognized tax benefits when we believe that certain positions might be challenged despite our belief that our tax return positions are fully supportable. We review our liability for unrecognized tax benefits quarterly and adjust it in light of changing facts and circumstances, such as the outcome of tax audit. We are subject to income tax audits by the Internal Revenue Service and the State of Florida for the years 2006 – 2008.

As of December 31, 2009 and 2008, we do not expect that any of the tax positions taken by the Company for the tax periods open to audit, if challenged, would result in a significant tax liability.

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

PARADISE, INC.

AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

NOTE 11: BUSINESS SEGMENT DATA (CONTINUED)

	YEAR ENDED 2009	YEAR ENDED 2008
NET SALES IN EACH SEGMENT
Candied Fruit:
Sales to Unaffiliated Customers	$16,283,967	$17,498,939

Molded Plastics:
Sales to Unaffiliated Customers	6,869,827	8,116,506

NET SALES	$23,153,794	$25,615,445

	YEAR ENDED 2009	YEAR ENDED 2008
THE OPERATING PROFIT OF EACH SEGMENT IS LISTED BELOW

Candied Fruit	$3,737,863	$4,262,153
Molded Plastics	1,337,581	1,816,523

OPERATING PROFIT OF SEGMENTS	5,075,445	6,078,676

General Corporate Expenses, Net	(4,164,392)	(4,612,726)
General Corporate Depreciation and Amortization Expense	(62,361)	(67,664)
Interest Expense	(123,727)	(217,312)
Other Expense	(913)	(2,391)

INCOME BEFORE PROVISION FOR
INCOME TAXES	$724,052	$1,178,583

PARADISE, INC.

AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

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

	YEAR ENDED 2009	YEAR ENDED 2008
IDENTIFIABLE ASSETS OF EACH SEGMENT ARE LISTED BELOW

Candied Fruit	$10,299,983	$10,776,684
Molded Plastics	4,957,557	5,734,874

Identifiable Assets	15,257,540	16,511,558
General Corporate Assets	4,688,505	4,042,293

TOTAL ASSETS	$19,946,045	$20,553,851

Included in the Identifiable Assets of the Molded Plastics Segment is goodwill totaling $413,280 at December 31, 2009 and 2008.

Identifiable assets by segment are those assets that are principally used in the operations of each segment. General corporate assets are principally cash, land and buildings, and investments.

PARADISE, INC.

AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

NOTE 11: BUSINESS SEGMENT DATA (CONTINUED)

	YEAR ENDED 2009	YEAR ENDED 2008
DEPRECIATION AND AMORTIZATION EXPENSE OF EACH SEGMENT ARE LISTED BELOW

Candied Fruit	$459,655	$469,122
Molded Plastics	248,172	255,598

Segment Depreciation and Amortization Expense	707,827	724,720
General Corporate Depreciation and Amortization Expense	62,361	67,664

TOTAL DEPRECIATION AND AMORTIZATION EXPENSE	$770,188	$792,384

	YEAR ENDED 2009	YEAR ENDED 2008
CAPITAL EXPENDITURES OF EACH SEGMENT ARE LISTED BELOW

Candied Fruit	$88,970	$167,829
Molded Plastics	40,250	131,601

Segment Capital Expenditures	129,220	299,430
General Corporate Capital Expenditures	40,397	9,545

TOTAL CAPITAL EXPENDITURES	$169,617	$308,975

The Company conducts operations only within the United States. Foreign sales are insignificant; primarily all sales are to domestic companies.

PARADISE, INC.

AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

NOTE 12: MAJOR CUSTOMERS

With the continuing acquisitions, mergers and other consolidations in the supermarket industry, there is increasing concentration of candied fruit buying activity. During 2009, the Company derived 17% of its consolidated revenue from Wal-Mart Stores, Inc. This customer is not affiliated with Paradise, Inc. in any way, and has exclusive use of a Paradise-owned controlled brand. During 2008, the Company derived 15% of its consolidated revenue from Wal-Mart Stores, Inc. As of December 31, 2009 and 2008, Wal-Mart Stores, Inc.’s accounts receivable balance represents 77% and 30% of total accounts receivable, respectively.

NOTE 13: CONCENTRATION OF CREDIT RISK

Financial instruments which potentially subject the Company to concentration of credit risk consist principally of cash equivalents and unsecured trade receivables. The Company’s cash equivalents are maintained at one financial institution located in Florida. Accounts at this institution are secured by the Federal Deposit Insurance Corporation up to $250,000. Uninsured balances aggregate to $2,765,063 at December 31, 2009. The Company grants credit to customers, substantially all of whom are located in the United States. The Company’s ability to collect these receivables is dependent upon economic conditions in the United States and the financial condition of its customers.

NOTE 14: SUBSEQUENT EVENT

On February 11, 2010, Paradise, Inc. declared a regular dividend of $.05 per share to stockholders of record at April 23, 2010.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of our year ended December 31, 2009 pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of our year ended December 31, 2009, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the year ended December 31, 2009 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

Item 9A.	Controls and Procedures (Continued)

Management’s Annual Report on Internal Control over Financial Reporting

Our management, under the supervision and with the participation of our President and Chief Executive Officer and our Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. Management’s evaluation was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

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

Management’s Annual Report on Internal Control Over Financial Reporting does not include an attestation report from the Company’s registered public accounting firm Pender Newkirk & Co., LLP.

Based on the COSO criteria and our management’s evaluation, our management believes our internal control over financial reporting as of December 31, 2009 was effective.

Item 9A.	Controls and Procedures (Continued)

Management’s Annual Report on Internal Control over Financial Reporting (Continued)

Important Considerations

The effectiveness of our disclosure and procedures and our internal control over financial reporting is subject to various inherent limitations, include cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the soundness of our systems, the possibility of human error, and the risk of fraud. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and the risk that the degree of compliance with policies or procedures may become inadequate because of changes in conditions and the risk that the degree of compliance with policies or procedures may deteriorate over time. Because of these limitations, there can be no assurance that any system of disclosure controls and procedures or internal control over financial reporting will be successful in preventing all errors or fraud or in making all material information known in a timely manner to the appropriate levels of management.

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors of the Registrant

Melvin S. Gordon -	CEO and Chairman of the Registrant, 76 years old. Term of office will expire at next stockholders’ meeting. Officer with Registrant past 45 years.

Eugene L. Weiner -	Vice-President of the Registrant, 78 years old. Term of office will expire at next stockholders’ meeting. Officer with Registrant past 44 years. (See note on page III-2)

Randy S. Gordon -	President of the Registrant, 54 years old. Term of office will expire at next stockholders’ meeting. Employee or officer of Registrant past 31 years.

Tracy W. Schulis -	Senior Vice-President and Secretary of the Registrant, 52 years old. Term of office will expire at next stockholders’ meeting. Employee or officer of Registrant past 30 years.

Mark H. Gordon -	Executive Vice-President of the Registrant, 47 years old. Term of office will expire at next stockholders’ meeting. Employee or Officer of Registrant past 24 years.

Executive Officers of the Registrant

Melvin S. Gordon -	CEO and Chairman, 76 years old. Term of office will expire at next annual directors’ meeting. Officer with Registrant past 45 years.

Eugene L. Weiner -	Vice-President, 78 years old. Term of office will expire at next annual directors’ meeting. Officer with Registrant past 44 years.

Randy S. Gordon -	President, 54 years old. Term of office will expire at next annual directors’ meeting. Employee or officer of Registrant past 31 years.

Tracy W. Schulis -	Senior Vice-President and Secretary, 52 years old. Term of office will expire at next annual directors’ meeting. Employee or officer of Registrant past 30 years.

Mark H. Gordon -	Executive Vice-President, 47 years old. Term of office will expire at next annual directors’ meeting. Employee or Officer of Registrant past 24 years.

Item 10.	Directors, Executive Officers and Corporate Governance (Continued)

Jack M. Laskowitz -	CFO and Treasurer, 53 years old. Term of office will expire at annual directors’ meeting. Employee or officer with Registrant past 9 years.

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

Item 11.	Executive Compensation

(a)	and (b) The following summary compensation table sets forth all remuneration paid or accrued by the Company and its subsidiaries for the years ended December 31, 2009 and 2008 to its Chief Executive Officer and the four other highest paid executive officers whose total remuneration exceeded $100,000.

COMPENSATION

NAME AND PRINCIPAL POSITION	YEAR	SALARY (1)	BONUS	ALL OTHER COMPENSATION (2)

Melvin S. Gordon,	2009	$336,510	$21,094	$2,725
Chief Exec. Officer	2008	366,457	61,750	2,726

Randy S. Gordon,	2009	214,508	21,495	14,305
President	2008	229,966	64,494	15,828

Tracy W. Schulis,	2009	214,808	22,956	18,589
Senior Vice-President and Secretary	2008	229,665	69,948	19,840

Mark H. Gordon,	2009	214,308	19,408	8,428
Executive Vice-President	2008	230,166	56,600	12,256

Jack M. Laskowitz,	2009	117,274	9,232	10,420
Chief Financial Officer	2008	120,867	26,917	11,396

NOTES TO THE ABOVE TABLE

1.	Includes personal use of Company automobiles and PS-58 costs.

2.	All Other Compensation includes life insurance premiums paid on behalf of the officers in accordance with the Company’s 162 bonus plan along with matching contributions provided for by the Company’s 401(k) Retirement Savings Plan.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)	The following table sets forth as of December 31, 2009, information concerning the beneficial ownership of the common stock of the Company by the persons who own, are known by the company to own, or who the Company has been advised have filed with the S.E.C. declarations of beneficial ownership, of more than 5% of the outstanding common stock.

NAME AND ADDRESS OF BENEFICIAL OWNER	TITLE OF CLASS	AMOUNT & NATURE OF BENEFICIAL OWNERSHIP (1)		PERCENT OF CLASS
Melvin S. Gordon 2611 Bayshore Blvd. Tampa, Florida	Common	192,742	(1)	37.1%

TOTAL		192,742		37.1%

(1)	Includes 141,760 shares owned by the Helen A. Weaner Family Partnership, Ltd., control of which Mr. Gordon shares with his wife as Trustees.
(b)	Beneficial ownership of common stock held by all directors and officers of the Company as a group:

	TITLE OF CLASS	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP (1)		PERCENT OF CLASS
Directors and Officers As a Group	Common	217,697		41.9%

Melvin S. Gordon	Common	192,742	(2)	37.1%

Eugene L. Weiner	Common	307		0

Randy S. Gordon	Common	7,400		1.4

Tracy W. Schulis	Common	8,648		1.7

Mark H. Gordon	Common	8,600		1.7

(1)	The nature of the beneficial ownership for all shares is sole voting and investment power.
(2)	Includes 141,760 shares owned by the Helen A. Weaner Family Partnership, Ltd., control of which Mr. Gordon shares with his wife as Trustees.
(c)	The Company knows of no contractual arrangements which may at a subsequent date result in a change in control of the Company.

Item 13.	Certain Relationships, Related Transactions and Director Independence

None

Item 14.	Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed for professional services rendered by Pender Newkirk & Company, LLP for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Forms 10-Q for fiscal years 2009 and 2008 were $130,196 and $150,057, respectively. At the time of this filing, not all audit fees had been billed for the 2009 fiscal year. No other fees were paid to Pender Newkirk & Company, LLP

The Company has not formally designated an audit committee and as a result, the entire board of directors performs the duties of an audit committee. It’s the Board’s policy to pre-approve all services provided by Pender Newkirk & Company, LLP.

Item 15.	Exhibits and Financial Statement Schedules

(a)	Exhibit (3) -	Articles of Incorporation and By-Laws (Incorporated by reference from Exhibits to Paradise, Inc.’s Annual Report on Form 10-KSB for the year ended December 31, 1993, filed on March 31, 1994)

	Exhibit (11) -	Statement Re: Computation of Per Share Earnings (Incorporated by reference from Exhibits to page II-24 of this Form 10-K)

	Exhibit (31.1) -	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith)

	Exhibit (31.2) -	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith)

	Exhibit (32.1) -	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (filed herewith)

	Exhibit (32.2) -	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith)

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 26, 2010	PARADISE, INC.
Date
/s/ Melvin S. Gordon
Melvin S. Gordon
CEO and Chairman

In accordance with the Exchange Act this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

/s/ Melvin S. Gordon	CEO, Chairman and Director	March 26, 2010 Date
Melvin S. Gordon

/s/ Eugene L. Weiner	Vice-President and Director	March 26, 2010 Date
Eugene L. Weiner

/s/ Randy S. Gordon	President and Director	March 26, 2010 Date
Randy S. Gordon

/s/ Tracy W. Schulis	Senior Vice-President, Secretary and Director	March 26, 2010 Date
Tracy W. Schulis

/s/ Mark H. Gordon	Executive Vice-President and Director	March 26, 2010 Date
Mark H. Gordon

/s/ Jack M. Laskowitz	CFO and Treasurer	March 26, 2010 Date
Jack M. Laskowitz