Form 10-Q
period 2010-03-31
PARADISE INC
filed 2010-05-14
CIK 76149

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Act of 1934.

For the quarterly period ended March 31, 2010

or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Act of 1934.

Commission File No. 0-3026

PARADISE, INC.

INCORPORATED IN FLORIDA

I.R.S. EMPLOYER IDENTIFICATION NO. 59-1007583

1200 DR. MARTIN LUTHER KING, JR. BLVD.,

PLANT CITY, FLORIDA 33566

(813) 752-1155

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registration is a shell company (as defined in Rule 125-2 of the Exchange Act)    Yes  ☐    No  ☒

The number of shares outstanding of each of the issuer’s classes of common stock:

	Outstanding as of March 31,
Class	2010	2009
Common Stock
$0.30 Par Value	519,350 Shares	519,350 Shares

PARADISE, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

INDEX

		PAGE

PART I.	FINANCIAL INFORMATION

	ITEM 1.

	CONSOLIDATED BALANCE SHEETS

	As of March 31, 2010 (Unaudited), December 31, 2009 and March 31, 2009 (Unaudited)	2

	CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the three-month periods ended March 31, 2010 and 2009	4

	CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the three-month periods ended March 31, 2010 and 2009	5

	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)	6

	ITEM 2.

	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	8

	ITEM 3.

	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK – N/A	11

	ITEM 4.

	CONTROLS AND PROCEDURES	11

PART II.	OTHER INFORMATION

	ITEMS 1 – 6.	11

SIGNATURES		12

PARADISE, INC.	COMMISSION FILE NO. 0-3026

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PARADISE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	AS OF MARCH 31, 2010 (UNAUDITED)	AS OF DECEMBER 31, 2009	AS OF MARCH 31, 2009 (UNAUDITED)
ASSETS

CURRENT ASSETS:
Cash and Unrestricted Demand Deposits	$2,144,512	$3,015,063	$32,193
Accounts and Notes Receivable, Less Allowances of $0 (3/31/10), $1,284,611 (12/31/09) and $0 (3/31/09)	1,426,025	1,789,906	1,417,485
Inventories:
Raw Materials	3,720,031	1,928,596	4,086,783
Work in Process	16,196	1,255,909	5,600
Finished Goods	5,558,023	5,021,739	8,543,104
Deferred Income Tax	405,020	279,545	406,244
Income Tax Refund Receivable	52,867		400,313
Prepaid Expenses and Other Current Assets	226,661	363,194	253,019

TOTAL CURRENT ASSETS	13,549,335	13,653,952	15,144,741

Property, Plant and Equipment, Less Accumulated Depreciation of $17,581,863 (3/31/10), $17,433,040 (12/31/09) and $16,977,740 (3/31/09)	4,638,316	4,749,033	5,111,757
Goodwill	413,280	413,280	413,280
Customer Base and Non-Compete Agreement	785,931	817,402	911,816
Other Assets	181,309	312,378	388,121

TOTAL ASSETS	$19,568,171	$19,946,045	$21,969,715

See Accompanying Notes to these Consolidated Financial Statements (Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	AS OF MARCH 31, 2010 (UNAUDITED)	AS OF DECEMBER 31, 2009	AS OF MARCH 31, 2009 (UNAUDITED)

CURRENT LIABILITIES:
Notes and Trade Acceptances Payable	$272,016	$186,919	$1,689,828
Current Portion of Long-Term Debt	7,672	8,831	436,147
Accounts Payable	1,015,978	786,253	1,772,347
Accrued Liabilities	415,859	872,272	651,689
Income Taxes Payable		37,030

TOTAL CURRENT LIABILITIES	1,711,525	1,891,305	4,550,011

LONG-TERM DEBT, NET OF CURRENT PORTION	1,260	2,885	48,547

DEFERRED INCOME TAX LIABILITY	209,478	209,478	223,892

TOTAL LIABILITIES	1,922,263	2,103,668	4,822,450

STOCKHOLDERS’ EQUITY:
Common Stock: $.30 Par Value, 2,000,000 Shares Authorized, 583,094 Shares Issued, 519,350 Shares Outstanding	174,928	174,928	174,928
Capital in Excess of Par Value	1,288,793	1,288,793	1,288,793
Retained Earnings	16,740,351	16,971,041	16,331,148
Accumulated Other Comprehensive Loss	(281,245)	(315,466)	(370,685)
Treasury Stock, at Cost, 63,744 Shares	(276,919)	(276,919)	(276,919)

Total Stockholders’ Equity	17,645,908	17,842,377	17,147,265

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$19,568,171	$19,946,045	$21,969,715

See Accompanying Notes to these Consolidated Financial Statements (Unaudited)

PARADISE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	FOR THE THREE MONTHS ENDED MARCH 31
	2010	2009

Net Sales	$2,500,791	$2,130,489

Costs and Expenses:
Cost of Goods Sold (excluding Depreciation)	1,853,358	1,427,539
Selling, General and Administrative Expense	813,584	873,595
Depreciation and Amortization	184,714	195,115
Interest Expense	208	6,396

Total Costs and Expenses	2,851,864	2,502,645

Loss from Operations	(351,073)	(372,156)

Other Income	20,875	1,045

Loss from Operations Before Provision for Income Taxes	(330,198)	(371,111)

Provision for Income Taxes	125,475	141,022

Net Loss	$(204,723)	$(230,089)

Loss per Common Share	$(.39)	$(.44)

Dividend per Common Share	$.05	$.05

See Accompanying Notes to these Consolidated Financial Statements (Unaudited)

PARADISE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	FOR THE THREE MONTHS ENDED MARCH 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(204,723)	$(230,089)
Adjustments to Reconcile Net
Loss to Net Cash Used in
Operating Activities:
Depreciation and Amortization	184,714	195,115
Provision for Deferred Income Taxes	(125,475)	(141,022)
Loss on Sale of Marketable Equity Securities	34,221
Decrease (Increase) in:
Accounts Receivable	363,881	(587,713)
Inventories	(1,088,006)	(2,591,426)
Prepaid Expenses	136,533	115,781
Other Assets	15,300	632
Income Tax Receivable	(52,867)	(400,313)
Increase (Decrease) in:
Accounts Payable	61,054	1,056,707
Accrued Expense	(313,710)	(501,706)
Income Taxes Payable	(37,030)	(124,321)

Net Cash Used in Operating Activities	(1,026,108)	(3,208,355)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Property and Equipment	(38,106)	(77,043)
Proceeds from Sale of Marketable Equity Securities	111,350

Net Cash Provided by (Used in) Investing Activities	73,244	(77,043)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Proceeds of Short-Term Debt	85,097	1,316,290
Principal Payments of Long-Term Debt	(2,784)	(44,495)

Net Cash Provided by Financing Activities	82,313	1,271,795

Net Decrease in Cash	(870,551)	(2,013,603)

Cash, at Beginning of Period	3,015,063	2,045,796

Cash, at End of Period	$2,144,512	$32,193

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
Interest	$208	$2,271
Income Tax	77,802	430,581

Net Supplemental Cash Flows	$78,010	$432,852

Noncash financing activity:
Dividends Declared	$25,968	$25,968

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

The information furnished herein reflects all adjustments and accruals that management believes is necessary to fairly state the operating results for the respective periods. The notes to the financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company’s Form 10-K for the year ended December 31, 2009. The Company’s management believes that the disclosures are sufficient for interim financial reporting purposes.

Note 2 Net Loss per Share

Net loss per share, assuming no dilution, are based on the weighted average number of shares outstanding during the period: 519,350 (2010 and 2009).

Note 3 Business Segment Data

The Company’s operations are conducted through two business segments. These segments, and the primary operations of each, are as follows:

Business Segment	Operation

Fruit	Production of candied fruit, a basic fruitcake ingredient, sold to manufacturing bakers, institutional users, and retailers for use in home baking. Also, based on market conditions, the processing of frozen strawberry products, for sale to commercial and institutional users such as preservers, dairies, drink manufacturers, etc.

Molded Plastics	Production of plastics containers and other molded plastics for sale to various food processors and others.

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009

Net Sales in Each Segment

Fruit:
Sales to Unaffiliated Customers	$548,740	$549,880
Molded Plastics:
Sales to Unaffiliated Customers	1,952,051	1,580,609

Net Sales	$2,500,791	$2,130,489

For the three month period ended March 31, 2010 and 2009, sales of frozen strawberry products totaled $145,797 and $139,031, respectively.

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

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009

Identifiable Assets of Each Segment are Listed Below

Fruit	$10,769,641	$14,028,578
Molded Plastics	5,122,003	5,720,924

Identifiable Assets	15,891,644	19,749,502
General Corporate Assets	3,676,527	2,220,213

Total Assets	$19,568,171	$21,969,715

Identifiable assets by segment are those assets that are principally used in the operations of each segment. General corporate assets are principally cash, land and buildings, and investments.

Note 4 Subsequent Event

The Company has evaluated events and transactions for potential recognition or disclosure in the financial statements through the date of issuance of these financial statements.

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

Overview

Paradise, Inc.’s main business segment, glace’ fruit, a prime ingredient of fruitcakes and other holiday confections, represented 70.3% of total net sales during 2009. These products are sold to manufacturing bakers, institutional users, supermarkets and other retailers throughout the country. Consumer demand for glace’ fruit product is traditionally strongest during the Thanksgiving and Christmas season. Almost 80% of glace’ fruit product sales are recorded from the eight to ten weeks beginning in mid September.

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

The First Quarter

Paradise, Inc.’s fruit segment net sales for the first quarter of 2010 were $548,740 compared to $549,880 for the similar reporting period of 2009. As reported in the above paragraph, Paradise, Inc.’s fruit segment sales are very seasonal in nature. First quarter fruit segment net sales are typically no more than 2-3% of total annual net sales. As in previous years, the current sales activity is limited to bulk fruit orders received and shipped to supermarkets and manufacturing bakeries for the upcoming Easter holiday season. During the current reporting period for 2010 as well as the similar reporting period for 2009, bulk fruit products accounted for approximately 80% of fruit segment net sales. The remaining volume of sales activity is primarily related to the sale of finished strawberry products produced exclusively for a local Plant City, Florida distributor during a short window of time in late March and early April of each year. For a negotiated fee, i.e. tolling charge, Paradise, Inc. will receive and process fresh strawberries through its facilities on behalf of this distributor. Tolling charges accrued during the first quarter of 2010 were $145,797 compared to $139,031 for 2009.

Paradise Plastics, Inc.’s net sales to unaffiliated customers, during the first quarter of 2010 increased to $1,952,051 from $1,580,609 or 23.5% compared to the similar reporting period for 2009 stopping a declining trend in net sales activity reported over the past year. As economic activity related to the housing market has started to show signs of improvement, the Company has received an increase in orders from its long-time home-based plastics customers. While the Company is not able to predict with any certainty the strength of this recent turnaround, management has the necessary production space, equipment and available labor talent to facilitate this upturn in business activity.

Consolidated cost of sales as a percentage of net sales increased 7.1% for the first quarter for 2010 compared to the similar reporting period for 2009. However, it should be noted that glace’ fruit production will not commence operations until the first week of May, 2010. Thus, without any meaningful cost information available as of the date of this filing, no reasonable estimate regarding cost of sales can be determined at this time.

The First Quarter (Continued)

Inventory at March 31, 2010 decreased by $3,341,237 compared to inventory at March 31, 2009 as Paradise, Inc.’s management focused its effort during the previous year to reduce its glace’ fruit raw materials and plastics resins in anticipation of a lessening in sales activity caused by the slowdown in the economy. While inventory levels are significantly lower as of March 31, 2010, Paradise, Inc. does have sufficient quantities of inventory in place or under contract to meet 100% of its estimated production requirements for the upcoming 2010 holiday season.

Selling, general & administrative expenses for the first quarter of 2010 decreased $60,011 or 6.9% compared to the previous year’s reporting period. Two factors play a major role in this decrease. First, approximately 52% or $31,000 of this savings is due to less travel by management and sales personnel during the first quarter of 2010 compared to 2009. Secondly, professional services for computer support, audit fees and payroll related expenses have been reduced by more than $20,000 during the first quarter period of 2010 compared to the similar reporting period of 2009.

Depreciation and amortization expenses for the first quarter of 2010 decreased 5% compared to the similar reporting period of 2009 as amortization related to debt service cost associated with the acquisition of Mastercraft Products Corporation in June of 2004 expired as of December 31, 2009.

Interest expense for the first quarter of 2010 totaled $208 compared to $6,396 for the first three months of 2009 as the Company retired the majority of its long term debt during 2009. In addition, the Company’s current two year revolving line of credit which provides up to $12,000,000 for working capital is $0 as of March 31, 2010 compared to $1,100,000 as of March 31, 2009.

Summary

Paradise, Inc’s consolidated net sales for the three months ended March 31, 2010 increased $370,302 or 17.4% to $2,500,791 compared from $2,130,489 for the three months ended March 31, 2009 as plastics customers who were severely impacted by the housing market collapse during late 2008 and all of 2009 are just now beginning to see an increase in their sales volume during the first quarter of 2010.

While the Company is pleased to see this increase in first quarter plastics sales, it is important to note that with less than 95% of the Company’s glace fruit sales yet to be realized as of the date of this filing, no reasonable estimation or forecast of consolidated financial performance can be determined at this time.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE AND MARKET RISK – N/A

ITEM 4. CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer have, within 90 days of the filing date of this quarterly report, evaluated the Company’s disclosure controls and procedures. Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded, as of March 31, 2010, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the applicable Securities and Exchange Commission rules and forms. There were no changes in the Company’s internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The most recent evaluation of these controls by the Company’s Chief Executive Officer and Chief Financial Officer did not identify any deficiencies or weaknesses in the Company’s internal controls over financial reporting; therefore, no corrective actions were taken.

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

PARADISE, INC.
A Florida Corporation

/s/ Melvin S. Gordon	Date: May 14, 2010
Melvin S. Gordon
Chief Executive Officer and Chairman

/s/ Jack M. Laskowitz	Date: May 14, 2010
Jack M. Laskowitz
Chief Financial Officer and Treasurer