Form 10-Q
period 2010-06-30
PARADISE INC
filed 2010-08-13
CIK 76149

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Act of 1934.

For the quarterly period ended June 30, 2010

or

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

	Outstanding as of June 30,
Class	2010	2009
Common Stock
$0.30 Par Value	519,350 Shares	519,350 Shares

PARADISE, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

INDEX

		PAGE

PART I.	FINANCIAL INFORMATION

	ITEM 1.

	CONSOLIDATED BALANCE SHEETS

	As of June 30, 2010 (Unaudited), December 31, 2009 and June 30, 2009 (Unaudited)	2

	LIABILITIES AND STOCKHOLDERS’ EQUITY

	As of June 30, 2010 (Unaudited), December 31, 2009 and June 30, 2009 (Unaudited)	3

	CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the three-month periods ended June 30, 2010 and 2009	4

	For the six-month periods ended June 30, 2010 and 2009	5

	CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the six-month periods ended June 30, 2010 and 2009	6

	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)	7-9

	ITEM 2.

	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	9-11

	ITEM 3.

	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK – N/A	12

	ITEM 4.

	CONTROLS AND PROCEDURES	12

PART II.	OTHER INFORMATION

	ITEMS 1 – 6.	13-14

SIGNATURES		14

PARADISE, INC.	COMMISSION FILE NO. 0-3026

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PARADISE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	AS OF JUNE 30, 2010 (UNAUDITED)	AS OF DECEMBER 31, 2009	AS OF JUNE 30, 2009 (UNAUDITED)
ASSETS

CURRENT ASSETS:
Cash and Unrestricted Demand Deposits	$1,760	$3,015,063	$4,737
Accounts and Notes Receivable, Less Allowances of $0 (6/30/10), $1,284,611 (12/31/09) and $0 (6/30/09)	1,391,412	1,789,906	1,332,713
Inventories:
Raw Materials	3,896,853	1,928,596	4,424,101
Work in Process	451,515	1,255,909	400,659
Finished Goods	8,437,375	5,021,739	10,224,305
Deferred Income Tax	530,677	279,545	588,112
Income Tax Refund Receivable	52,867		274,968
Prepaid Expenses and Other Current Assets	664,656	363,194	687,611

TOTAL CURRENT ASSETS	15,427,115	13,653,952	17,937,206

Property, Plant and Equipment, Less Accumulated Depreciation of $17,723,169 (6/30/10), $17,433,040 (12/31/09) and $17,131,413 (6/30/09)	4,517,231	4,749,033	4,967,181
Other Assets	194,670	312,378	239,073
Goodwill	413,280	413,280	413,280
Customer Base and Non-Compete Agreement	754,460	817,402	880,345

TOTAL ASSETS	$21,306,756	$19,946,045	$24,437,085

See Accompanying Notes to these Consolidated Financial Statements (Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	AS OF JUNE 30, 2010 (UNAUDITED)	AS OF DECEMBER 31, 2009	AS OF JUNE 30, 2009 (UNAUDITED)

CURRENT LIABILITIES:
Notes and Trade Acceptances Payable	$2,098,456	$186,919	$4,897,180
Current Portion of Long-Term Debt	6,033	8,831	448,084
Accounts Payable	1,063,569	786,253	1,529,168
Accrued Liabilities	488,326	872,272	486,031
Income Taxes Payable		37,030

TOTAL CURRENT LIABILITIES	3,656,384	1,891,305	7,360,463

LONG-TERM DEBT, NET OF CURRENT PORTION	0	2,885	6,036

DEFERRED INCOME TAX LIABILITY	209,478	209,478	223,891

TOTAL LIABILITIES	3,865,862	2,103,668	7,590,390

STOCKHOLDERS’ EQUITY:
Common Stock: $.30 Par Value, 2,000,000 Shares Authorized, 583,094 Shares Issued, 519,350 Shares Outstanding	174,928	174,928	174,928
Capital in Excess of Par Value	1,288,793	1,288,793	1,288,793
Retained Earnings	16,535,337	16,971,041	16,034,417
Accumulated Other Comprehensive Loss	(281,245)	(315,466)	(374,524)
Treasury Stock, at Cost, 63,744 Shares	(276,919)	(276,919)	(276,919)

Total Stockholders’ Equity	17,440,894	17,842,377	16,846,695

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$21,306,756	$19,946,045	$24,437,085

See Accompanying Notes to these Consolidated Financial Statements (Unaudited)

PARADISE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	FOR THE THREE MONTHS ENDED JUNE 30
	2010	2009

Net Sales	$2,225,687	$2,156,110

Costs and Expenses:
Cost of Goods Sold (excluding Depreciation)	1,639,424	1,610,436
Selling, General and Administrative Expense	746,761	792,175
Depreciation and Amortization	177,096	196,964
Interest Expense	2,927	35,304

Total Costs and Expenses	2,566,208	2,634,879

Loss from Operations	(340,521)	(478,769)

Other Income	9,845	169

Loss from Operations Before Provision for Income Taxes	(330,676)	(478,600)

Provision for Income Taxes	125,657	181,868

Net Loss	$(205,019)	$(296,732)

Loss per Common Share	$(0.39)	$(0.57)

Dividends declared per Common Share	$0.05	$0.05

See Accompanying Notes to these Consolidated Financial Statements (Unaudited)

PARADISE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	FOR THE SIX MONTHS ENDED JUNE 30
	2010	2009

Net Sales	$4,726,478	$4,286,599

Costs and Expenses:
Cost of Goods Sold (excluding Depreciation)	3,492,782	3,037,975
Selling, General and Administrative Expense	1,560,345	1,665,770
Depreciation and Amortization	361,810	392,079
Interest Expense	3,135	41,700

Total Costs and Expenses	5,418,072	5,137,524

Loss from Operations	(691,594)	(850,925)

Other Income	30,720	1,214

Loss from Operations Before Provision for Income Taxes	(660,874)	(849,711)

Provision for Income Taxes	251,132	322,890

Net Loss	$(409,742)	$(526,821)

Loss per Common Share	$(0.79)	$(1.01)

Dividends paid per Common Share $ 0.05	$0.05	$0.05

See Accompanying Notes to these Consolidated Financial Statements (Unaudited)

PARADISE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	FOR THE SIX MONTHS ENDED JUNE 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(409,742)	$(526,821)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and Amortization	361,810	392,079
Provision for Deferred Income Taxes	(251,132)	(322,890)
Loss on the Sale of Marketable Equity Securities	34,221
Decrease (Increase) in:
Accounts Receivable	398,494	(502,941)
Inventories	(4,579,499)	(5,005,003)
Prepaid Expenses	(301,462)	(246,974)
Other Assets	(2,375)	62,185
Income Tax Receivable	(52,867)	(274,968)
Increase (Decrease) in:
Accounts Payable	277,316	839,493
Accrued Expense	(383,946)	(667,365)
Income Taxes Payable	(37,030)	(124,321)

Net Cash Used in Operating Activities	(4,946,212)	(6,377,526)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Property and Equipment	(58,327)	(86,138)
Proceeds from the Sale of Marketable Equity Securities	111,350	0

Net Cash Provided by (Used in) Investing Activities	53,023	(86,138)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Proceeds of Short-Term Debt	1,911,537	4,523,642
Principal Payments of Long-Term Debt	(5,683)	(75,069)
Dividends Paid	(25,968)	(25,968)

Net Cash Provided by Financing Activities	1,879,886	4,422,605

Net Decrease in Cash	(3,013,303)	(2,041,059)

CASH AT BEGINNING OF PERIOD	3,015,063	2,045,796

CASH AT END OF PERIOD	$1,760	$4,737

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
Interest	$3,135	$33,450
Income Tax	77,802	430,581

Net Supplemental Cash Flows	$80,937	$464,031

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

Note 3 Revolving Line of Credit

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

Note 4 Business Segment Data

The Company’s operations are conducted through two business segments. These segments, and the primary operations of each, are as follows:

Business Segment	Operation

Fruit	Production of candied fruit, a basic fruitcake ingredient, sold to manufacturing bakers, institutional users, and retailers for use in home baking. Also, based on market conditions, the processing of frozen strawberry products, for sale to commercial and institutional users such as preservers, dairies, drink manufacturers, etc.

Molded Plastics	Production of plastics containers and other molded plastics for sale to various food processors and others.

	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009

Net Sales in Each Segment

Fruit:
Sales to Unaffiliated Customers	$809,017	$858,891
Molded Plastics:
Sales to Unaffiliated Customers	3,917,461	3,427,708

Net Sales	$4,726,478	$4,286,599

For the six month period ended June 30, 2010 and 2009, sales of frozen strawberry products totaled $192,797 and $268,617, respectively.

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

	June 30, 2010	June 30, 2009

Identifiable Assets of Each Segment are Listed Below

Fruit	$13,978,081	$16,216,861
Molded Plastics	5,230,574	5,698,688

Identifiable Assets	19,208,655	21,915,549
General Corporate Assets	2,098,101	2,521,536

Total Assets	$21,306,756	$24,437,085

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

Overview

Paradise, Inc.’s main business segment, glace’ fruit, a prime ingredient of fruitcakes and other holiday confections, represented 70.3% of consolidated net sales during 2009. These products are sold to manufacturing bakers, institutional users, supermarkets and other retailers throughout the country. Consumer demand for glace’ fruit products is traditionally strongest during the Thanksgiving and Christmas season. Historically, over 80% of annual glace’ fruit sales are recorded for a period of eight to ten weeks beginning in mid September of each year.

Since the majority of the Company’s customers require delivery of glace’ fruit during this relatively short period of time, Paradise, Inc. must operate at consistent levels of production from as early as January through the middle of November of each year in order to meet peak demand. Furthermore, the Company must make substantial borrowings of short-term working capital to cover the cost of raw materials, factory overhead and labor expense associated with production for inventory. This combination of building and financing inventories during the year, without the opportunity to record any significant fruit segment income, results in the recognition of operating losses well into the third quarter of each year. Therefore, it is the opinion of management that meaningful forecasts of annual net sales or profit requires an accounting of a full year’s operations.

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

The First Six Months

Paradise, Inc.’s fruit segment net sales for the first six months of 2010 decreased 5.8% to $809,017 from $858,891 for the similar reporting period of 2009. The primary sales activity within this segment for the first six months of the year relates to bulk fruit orders received and shipped to supermarkets and manufacturing bakeries leading up and through the Easter holiday season. The remaining volume of sales activity consists of the sale of finished strawberry products produced exclusively for a local Plant City, Florida distributor during late March and early April over the past several years. For a tolling fee, Paradise, Inc. will receive and process fresh strawberries through its facilities on behalf of this distributor.

The First Six Months (Continued)

Tolling charges earned during the first six months of 2010 were $192,797 compared to $268,617 for the similar reporting period of 2009 representing a decline in net sales of $75,820.

Paradise Plastics, Inc.’s net sales to unaffiliated customers, during the first six months of 2010 increased 14.3% to $3,917,461 from $3,427,708 compared to the similar reporting period for 2009. This represents the second consecutive quarter that the Company has reported an increase in custom molding plastics orders as several long term customers have begun to experience an upturn in consumer activity for their products. While the Company is pleased with this performance, management is not able to predict with any certainty the strength of this recent turnaround. However, it is important to mention that Paradise Plastics, Inc. has the necessary facilities, equipment, and labor to meet this revenue growth going forward.

Consolidated cost of sales, as a percentage of net sales, increased 3.0% the first six months of 2010 compared to the similar reporting of 2009. However, with only slightly more than 30% of the Company’s estimated needs for retail glace’ fruit inventory produced as of June 30, 2010, it is too early to forecast with any reasonable certainty annual cost of sales until a full year’s inventory production cycle is completed. Overall consolidated inventory levels as of June 30, 2010 are $2.26 million less than what was on hand as of June 30, 2009 as management has aggressively monitored its procurement of raw materials during the past twelve months as customers continue to remain cautious as to their own inventory levels.

Selling, general & administrative expenses for the first six months of 2010 decreased 6.3% compared to the previous year’s reporting period of 2009. This decrease is primarily related to the Company’s cost cutting actions implemented and disclosed during last year’s second quarter SEC filing. Paradise, Inc.’s Board of Directors reduced executive wages 15% and all selling and administrative wages 10% effective May 1, 2009. These reductions remain in effect for 2010.

Depreciation and amortization expenses decreased 7.7% for the first six months of 2010 compared to the similar reporting period of 2009 as fixed assets that became fully depreciated during the past twelve months were greater than the amount of new assets placed into service during this period.

Interest expense for the six months ended June 30, 2010 totaled $3,135 compared to $41,700 for the six months ended June 30, 2009. This represents a decrease in interest expense of $38,565 and is attributed to the following two factors. First, long term debt, as defined by financial obligations greater than 12 months, is $0. Secondly, with inventory levels being $2.26 million lower as of June 30, 2010 compared to June 30, 2009 short-term borrowing cost to finance the acquisition of raw materials has been significantly reduced.

Summary

Paradise Inc.’s consolidated net sales increased 10.3% for the first six months of 2010 compared to the similar reporting period of 2009 as long term customers of Paradise Plastics, Inc. severely impacted by the downturn in the housing market during all of 2009 began to stabilize during the first six months of this year. However, due to the highly seasonal nature of the Company’s primary product, glace’ fruit, which accounts for approximately 70% of consolidated annual revenue, no meaningful financial analysis may be developed from Paradise, Inc.’s interim reporting results. Only a full year’s accounting will provide the necessary information to determine the Company’s financial performance.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE AND MARKET RISK – N/A

ITEM 4. CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer have, within 90 days of the filing date of this quarterly report, evaluated the Company’s disclosure controls and procedures. Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded, as of June 30, 2010, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the applicable Securities and Exchange Commission rules and forms. There were no changes in the Company’s internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The most recent evaluation of these controls by the Company’s Chief Executive Officer and Chief Financial Officer did not identify any deficiencies or weaknesses in the Company’s internal controls over financial reporting; therefore, no corrective actions were taken.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings – N/A

Item 1A. Risk Factors – N/A

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds – N/A

Item 3. Defaults Upon Senior Securities – N/A

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of the shareholders of Paradise, Inc. was held on June 1, 2010. The purpose of this meeting was to elect five directors to hold office until the next annual meeting of shareholders and to ratify the reappointment of Pender, Newkirk and Company, LLP as the Company’s independent certified public accountants for 2010.

The results of the election of Directors are as follows:

Nominee	Votes for	Votes Withheld

Melvin S. Gordon	330,605	11,291
Randy S. Gordon	298,492	43,404
Tracy W. Schulis	298,492	43,404
Mark H. Gordon	298,492	43,404
Eugene L. Weiner	298,492	43,404

The results of the ratification of Pender, Newkirk & Company, LLP as the Company’s independent accountants for 2010 are as follows:

For	Against	Abstain

457,273	28,944	250

Item 5. Other Information – N/A

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits.

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARADISE, INC.
A Florida Corporation

/s/ Melvin S. Gordon	Date: August 13, 2010
Melvin S. Gordon
Chief Executive Officer and Chairman

/s/ Jack M. Laskowitz	Date: August 13, 2010
Jack M. Laskowitz
Chief Financial Officer and Treasurer