Form 10-Q
period 2010-09-30
PARADISE INC
filed 2010-11-12
CIK 76149

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Act of 1934.

For the quarterly period ended September 30, 2010

or

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

	Outstanding as of September 30,
Class	2010	2009
Common Stock
$0.30 Par Value	519,350 Shares	519,350 Shares

PARADISE, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

INDEX

		PAGE
PART I.	FINANCIAL INFORMATION

	ITEM 1.

	CONSOLIDATED BALANCE SHEETS:

	Assets

	As of September 30, 2010 (Unaudited), December 31, 2009 and September 30, 2009 (Unaudited)	2

	Liabilities and Stockholders’ Equity

	As of September 30, 2010 (Unaudited), December 31, 2009 and September 30, 2009 (Unaudited)	3

	CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED):

	For the three-month periods ended September 30, 2010 and 2009	4

	For the nine-month periods ended September 30, 2010 and 2009	5

	CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED):

	For the nine-month periods ended September 30, 2010 and 2009	6

	NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)	7 – 9

	ITEM 2.

	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	10 – 12

	ITEM 3.

	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK – N/A/	12

	ITEM 4.

	CONTROLS AND PROCEDURES	12

PART II.	OTHER INFORMATION

	ITEMS 1 – 6.	13

SIGNATURES		14

PARADISE, INC.	COMMISSION FILE NO. 0-3026

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

PARADISE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	AS OF SEPTEMBER 30, 2010 (UNAUDITED)	AS OF DECEMBER 31, 2009	AS OF SEPTEMBER 30, 2009 (UNAUDITED)

ASSETS

CURRENT ASSETS:
Cash and Unrestricted Demand Deposits	$789,042	$3,015,063	$441,681
Accounts and Notes Receivable, Less, Allowances of $0 (09/30/10), $1,284,611 (12/31/09) and $0 (09/30/09)	5,889,664	1,789,906	7,344,418
Inventories:
Raw Materials	2,847,415	1,928,596	3,264,429
Work in Process	380,540	1,255,909	458,144
Finished Goods	7,585,845	5,021,739	8,471,373
Deferred Income Tax Asset	279,545	279,545	265,222
Income Tax Refund Receivable	251,728
Prepaid Expenses and Other Current Assets	502,998	363,194	774,515

Total Current Assets	18,526,777	13,653,952	21,019,782

Property, Plant and Equipment, Less, Accumulated Depreciation of $17,861,158 (09/30/10), $17,433,040 (12/31/09) and $17,283,495 (09/30/09)	4,443,563	4,749,033	4,876,680
Deferred Charges and Other Assets	193,131	312,378	248,165
Goodwill	413,280	413,280	413,280
Intangible Asset, Net	722,988	817,402	848,874

TOTAL ASSETS	$24,299,739	$19,946,045	$27,406,781

See Accompanying Notes to these Consolidated Financial Statements (Unaudited)

	AS OF SEPTEMBER 30, 2010 (UNAUDITED)	AS OF DECEMBER 31, 2009	AS OF SEPTEMBER 30, 2009 (UNAUDITED)

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Notes and Trade Acceptances Payable	$4,337,184	$186,919	$7,152,645
Current Portion of Long-Term Debt	4,475	8,831	267,619
Accounts Payable	432,872	786,253	922,336
Accrued Liabilities	815,132	872,272	1,012,194
Income Taxes Payable	246,987	37,030	171,037

Total Current Liabilities	5,836,650	1,891,305	9,525,831

LONG-TERM DEBT, NET OF CURRENT PORTION	0	2,885	4,483

DEFERRED INCOME TAX LIABILITY	209,478	209,478	223,891

Total Liabilities	6,046,128	2,103,668	9,754,205

STOCKHOLDERS’ EQUITY:
Common Stock: $0.30 Par Value, 2,000,000 Shares Authorized, 583,094 Shares Issued, 519,350 Shares Outstanding	174,928	174,928	174,928
Capital in Excess of Par Value	1,288,793	1,288,793	1,288,793
Retained Earnings	17,348,054	16,971,041	16,840,298
Accumulated Other Comprehensive Loss	(281,245)	(315,466)	(374,524)
Treasury Stock, at Cost, 63,744 Shares	(276,919)	(276,919)	(276,919)

Total Stockholders’ Equity	18,253,611	17,842,377	17,652,576

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$24,299,739	$19,946,045	$27,406,781

PARADISE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,
	2010	2009

Net Sales	$8,391,798	$9,402,504

Costs and Expenses:
Cost of Goods Sold (excluding Depreciation)	5,841,669	6,639,539
Selling, General and Administrative Expense	1,042,035	1,212,048
Depreciation and Amortization	173,780	195,365
Interest Expense	22,712	57,654

Total Costs and Expenses	7,080,196	8,104,606

Income from Operations	1,311,602	1,297,898

Other Income (Loss)	(762)	1,911

Income from Operations Before Provision for Income Taxes	1,310,840	1,299,809

Provision for Income Taxes	498,119	493,927

Net Income	$812,721	$805,882

Income per Common Share	$1.56	$1.55

See Accompanying Notes to these Consolidated Financial Statements (Unaudited)

PARADISE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2010	2009

Net Sales	$13,118,276	$13,689,103

Costs and Expenses:
Cost of Goods Sold (excluding Depreciation)	9,334,451	9,677,514
Selling, General and Administrative Expense	2,602,380	2,877,818
Depreciation and Amortization	535,590	587,444
Interest Expense	25,847	99,354

Total Costs and Expenses	12,498,268	13,242,130

Income from Operations	620,008	446,973

Other Income	29,958	3,125

Income from Operations Before Provision for Income Taxes	649,966	450,098

Provision for Income Taxes	246,987	171,037

Net Income	$402,979	$279,061

Income per Common Share	$0.78	$0.54

Dividends paid per Common Share	$0.05	$0.05

See Accompanying Notes to these Consolidated Financial Statements (Unaudited)

PARADISE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$402,979	$279,061
Adjustments to Reconcile Net Income to Net Cash Used in Operating Activities:
Depreciation and Amortization	535,590	587,444
Loss on the Sale of Marketable Equity Securities	34,221
Decrease (Increase) in:
Accounts Receivable	(4,099,758)	(6,514,646)
Inventories	(2,607,566)	(2,149,885)
Prepaid Expenses	(139,804)	(88,911)
Other Assets	(5,151)	41,280
Income Tax Refund Receivable	(251,728)	(244,968)
Increase (Decrease) in:
Accounts Payable	(353,379)	232,663
Accrued Expense	(57,140)	(141,201)
Income Taxes Payable	209,957	46,716

Net Cash Used in Operating Activities	(6,331,779)	(7,952,447)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Property and Equipment	(122,648)	(147,719)
Proceeds from the Sale of Marketable Equity Securities	111,350

Net Cash Used in Investing Activities	(11,298)	(147,719)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Proceeds of Short-Term Debt	4,150,265	6,613,745
Principal Payments of Long-Term Debt	(7,241)	(91,726)
Dividends Paid	(25,968)	(25,968)

Net Cash Provided by Financing Activities	4,117,056	6,496,051

NET DECREASE IN CASH	(2,226,021)	(1,604,115)

CASH, AT BEGINNING OF PERIOD	3,015,063	2,045,796

CASH, AT END OF PERIOD	$789,042	$441,681

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
Interest	$25,847	$86,979
Income Tax	276,663	430,581

Net Supplemental Cash Flows	$302,510	$517,560

During the nine months ended September 30, 2009, the Company entered into a revolving line of credit agreement and used the proceeds to payoff existing debt totaling $5,704,412.

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

PARADISE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

NOTE 4	BUSINESS SEGMENT DATA

The Company’s operations are conducted through two business segments. These segments, and the primary operations of each, are as follows:

Business Segment	Operation

Fruit	Production of candied fruit, a basic fruitcake ingredient, sold to manufacturing bakers, institutional users, and retailers for use in home baking. Also, based on market conditions, the processing of frozen strawberry products, for sale to commercial and institutional users such as preservers, dairies, drink manufacturers, etc.

Molded Plastics	Production of plastics containers and other molded plastics for sale to various food processors and others.

	September 30, 2010	September 30, 2009

Net Sales in Each Segment

Fruit:
Sales to Unaffiliated Customers	$7,589,776	$8,751,398

Molded Plastics:
Sales to Unaffiliated Customers	5,528,500	4,937,705

Net Sales	$13,118,276	$13,689,103

For the nine month period ended September 30, 2010 and 2009, sales of frozen strawberry products totaled $192,797 and $268,617, respectively.

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

PARADISE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

NOTE 4	BUSINESS SEGMENT DATA (CONTINUED)

	September 30, 2010	December 31, 2009	September 30, 2009

Identifiable Assets of Each Segment are Listed Below:

Fruit	$16,619,139	10,299,983	$19,975,286

Molded Plastics	4,932,116	4,957,557	4,987,337

Identifiable Assets	21,551,255	15,257,540	24,962,623

General Corporate Assets	2,748,484	4,688,505	2,444,158

Total Assets	$24,299,739	19,946,045	$27,406,781

Identifiable assets by segment are those assets that are principally used in the operations of each segment. General corporate assets are principally cash, land and buildings, and investments.

PARADISE, INC.	COMMISSION FILE NO. 0-3026

PART I.	FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward–Looking Statements

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

Overview

Paradise, Inc.’s main business segment, glace’ fruit, a prime ingredient of fruitcakes and other holiday confections, represented 70.3% of total net sales during 2009. These products are sold to manufacturing bakers, institutional users, supermarkets and other retailers throughout the country. Consumer demand for glace’ fruit product is traditionally strongest during the Thanksgiving and Christmas season. Almost 80% of glace’ fruit product sales are recorded for a period of eight to ten weeks beginning in mid September.

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

PARADISE, INC.	COMMISSION FILE NO. 0-3026

PART I.	FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The First Nine Months

Paradise, Inc.’s fruit segment net sales decreased 13.3% for the first nine months of 2010 compared to the similar reporting period of 2009, primarily due to timing differences in the receipt of customer orders and corresponding shipping dates for delivery of the Company’s glace’ fruit products. Paradise, Inc. recognizes revenue based upon shipment of goods to its customers. Changes in shipping dates requested by customers between interim reporting dates will lead to fluctuations in net sales. Paradise, Inc. has been consistent in previous filings to disclose that interim reports are not reliable indicators of year-end results. The Company must wait until all orders and re-orders for glace’ fruit products leading up and through the holiday season have been fulfilled before any determination of success can be made.

Paradise Plastics, Inc., a wholly owned subsidiary of Paradise, Inc., which is not subject to seasonal fluctuations, generated a 12.0% increase in net sales to unaffiliated customers for the first nine months of 2010 compared to the similar reporting period of 2009. Plastics sales have continued to rebound steadily from 2009 as evidenced by the Company’s first and second quarter filings of 2010. This growth which includes increased sales from customers within the housing market has also been supported by additional sales related to the health care, food processing and aerospace industries.

Consolidated cost of sales, as a percentage of net sales, increased less than 0.5% during the first nine months of 2010 compared to the similar reporting period of 2009. Inventory as of September 30, 2010 decreased $1,380,146 compared to inventory levels as of September 30, 2009. This continues a recent trend in the Company’s effort to reduce its inventory and related interest expense as Paradise, Inc. finances the majority of its raw materials with short-term borrowing from its revolving line of credit. For the nine months ended September 30, 2010, interest expense totaled $23,406 compared to $64,230 for the similar reporting period of 2009.

Selling, general & administrative expenses for the first nine months of 2010 decreased 9.6% compared to the previous year’s reporting period of 2009. This decrease is primarily related to the following two factors: First, changes in shipping dates to the fourth quarter of 2010 resulted in timing differences in the recognition of revenue. Likewise, selling cost such as freight out expense and accrued brokerage fees have also been delayed until the fourth quarter of 2010 as compared to the third quarter of 2009. Secondly, the Company’s cost cutting actions implemented and disclosed during last year’s second quarter SEC filing in which Paradise, Inc.’s Board of Directors reduced executive wages 15% and all selling and administrative wages 10%, effective May 1, 2009, have now been in effect for the first nine months of 2010.

Depreciation and amortization expenses decreased 8.8% for the first nine months of 2010 compared to the similar reporting period of 2009 as fixed assets that became fully depreciated during the past twelve months exceeded the amount of new assets placed into service. In addition, amortization expense associated with the Company’s revolving line of credit equaled $13,058 at September 30, 2010 compared to $30,218 for the same period of 2009. As of September 30, 2010, outstanding borrowings on the Company’s revolving line of credit was $3, 922,356 compared to $7,047,974 for the similar reporting period of 2009.

PARADISE, INC.	COMMISSION FILE NO. 0-3026

PART I.	FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Summary

Paradise Inc.’s consolidated net sales decreased 4.2% for the first nine months of 2010 compared to the similar reporting period of 2009 as timing differences between interim reporting periods in receipt and shipment of glace’ fruit orders offset the continued growth in plastics sales during the first nine months of 2010.

However, with more than 80% of Paradise, Inc.’s annual fruit segment net sales scheduled to commence in mid September and continue throughout the fourth quarter of 2010, no meaningful financial analysis may be developed from this interim filing. As stated in numerous interim filings, only a full year’s reporting will provide the necessary information to determine the Company’s financial success.

Item 3.	Quantitative and Qualitative Disclosure and Market Risk – N/A

Item 4.	Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have, within 90 days of the filing date of this quarterly report, evaluated the Company’s disclosure controls and procedures. Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded, as of September 30, 2010, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the applicable Securities and Exchange Commission rules and forms. There were no changes in the Company’s internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The most recent evaluation of these controls by the Company’s Chief Executive Officer and Chief Financial Officer did not identify any deficiencies or weaknesses in the Company’s internal controls over financial reporting; therefore, no corrective actions were taken.

PARADISE, INC.	COMMISSION FILE NO. 0-3026

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings – N/A

Item 1A.	Risk Factors – N/A

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds – N/A

Item 3.	Defaults Upon Senior Securities – N/A

Item 4.	Submission of Matters to a Vote of Security Holders – N/A

Item 5.	Other Information – N/A

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K.

None.

PARADISE, INC.	COMMISSION FILE NO. 0-3026

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARADISE, INC.
A Florida Corporation

/s/ Melvin S. Gordon	Date: November 12, 2010
Melvin S. Gordon
Chief Executive Officer and Chairman

/s/ Jack M. Laskowitz	Date: November 12, 2010
Jack M. Laskowitz
Chief Financial Officer and Treasurer