Form 10-K
period 2010-12-31
PARADISE INC
filed 2011-03-30
CIK 76149

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2010

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $4,434,299 (as of June 30, 2010, bid price $14.70)

Class	Outstanding at December 31, 2010
Common Stock, $.30 Par Value	519,600 Shares

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

PARADISE, INC.

2010 FORM 10-K ANNUAL REPORT

i

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

For further segment information, refer to Note 10 in Part II, Item 8 of this Annual Report.

The Company knows of no other manufacturer in the Western Hemisphere whose sales of glace’ (candied) fruit is equal to those of Paradise, Inc. While there are no industry statistics published, from the generally reliable sources available, management believes that Company brands account for a large majority of all candied fruit sold in supermarkets and other grocery outlets in the USA.

In terms of candied fruit dollar sales, during 2010, approximately 20% were shipped to manufacturing bakers and other institutional users, with the balance being sold through supermarkets and other retail outlets for ultimate use in the home.

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

With the continuing acquisitions, mergers and other consolidations in the supermarket industry, there is increasing concentration of candied fruit buying activity. During 2010, the Company derived approximately 18% of its consolidated net sales from Wal-Mart Stores, Inc. This customer is not affiliated with Paradise, Inc. in any way, and has exclusive use of a Paradise-owned controlled brand. The loss of this customer would have a material adverse effect on operating earnings.

While there is no industry-wide data available, management estimates that the Company sold approximately 80% of all candied fruits and peels consumed in the U.S. during 2010. The Company knows of two major competitors; however, it estimates that neither of these has as large a share of the market as the Company’s.

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

Given the above competitive criteria, it is the opinion of management that the Company is in a favorable position.

Over the years, the Company has made capital investments of over $1 million in order to comply with the growing body of environmental regulations. These have included the building of screening and pretreatment facilities for water effluent, the redesign and rebuilding of one processing department in order to improve the control of the quality of air emissions, and removing underground fuel storage tanks to approved above ground locations. All of these facilities are permitted by governmental authorities at various levels, and are subjected to periodic testing as a condition of permit maintenance and renewal. All required permitting is currently in effect, and the Company is in full compliance with all terms and conditions stated therein.

By local ordinance, it is required that all water effluent is metered, tested and discharged into a municipal industrial waste treatment plant. During 2010, costs for this discharge approximated $225,000, and management estimates that all expenses directly related to compliance with environmental regulations total well over $300,000 annually, which includes costs for permits, third party inspections and depreciation of installations.

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

The Company owns its plant facilities and other properties free and clear of any mortgage obligations.

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

Item 4. Submission of Matters to a Vote of Security Holders

None

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Registrant Purchases of Equity Securities

On August 22, 1997, the Securities and Exchange Commission issued new listing requirements for companies listed on the NASDAQ Small Cap Market. The requirements became effective on February 23, 1998. As of December 2010, the Company had not met the listing criteria.

(a)	The following table shows the range of closing bid prices for the Company’s Common Stock in the over-the-counter market for the calendar quarters indicated. The quotations represent prices in the over-the-counter market between dealers in securities, do not include retail mark-up, mark-down, or commissions and do not necessarily represent actual transactions.

	BID PRICES
	High	Low
2010
First Quarter	18.00	15.30
Second Quarter	17.00	14.70
Third Quarter	18.35	14.70
Fourth Quarter	14.80	14.01
2009
First Quarter	20.00	9.50
Second Quarter	20.00	12.00
Third Quarter	18.97	13.00
Fourth Quarter	18.00	14.00
(b)	Approximate Number of Equity Security Holders

As of December 31, 2010, the approximate number of holders of record of each class of equity securities of the Registrant were:

TITLE OF CLASS	NUMBER OF HOLDERS OF RECORD
Common Stock, $.30 Par Value	133
(c)	Dividend History and Policy

Dividends have been declared and paid annually when warranted by profitability. On March 10, 2011, the Board of Directors declared dividends of $.10 per share to stockholders of record on April 15, 2011. Dividends paid to stockholders for 2009 were $.05 and for 2008 were $.05.

The Company does not have a standard policy in regards to the declaration and payment of dividends. Each year dividend payments, if any, are determined upon consideration of the current profitability, cash flow requirements, investment outlook and other pertinent factors.

Item 6. Selected Financial Data — not applicable

Item 7. Management’s Discussion and Analysis or Plan of Operation

Summary

The following tables set forth for the periods indicated (i) percentages which certain items in the financial data bear to net sales of the Company and (ii) percentage increase (decrease) of such item as compared to the indicated prior period.

	Relationship to Total Revenue Year Ended December 31,		Period to Period Increase (Decrease) Years Ended
	2010	2009	2010 – 2009	2009 – 2008
NET SALES:
Candied Fruit	68.1%	70.3%	0.2%	(6.9)%
Molded Plastics	31.9	29.7	11.3	(15.4)
	100.0	100.0	3.5	(9.6)
Cost of Sales	74.0	75.1	2.1	7.7
Selling, General and Administrative Expenses	18.2	18.0	4.8	(9.7)
Depreciation and Amortization	2.9	3.4	(8.0)	(2.8)
Interest Expense	—	0.6	(73.4)	(43.1)
			1.8	(8.2)
Income from Operations	4.7	3.2	55.9	(38.6)
Other Expense, Net	—	—	(100.0)	(61.8)
Income Before Provision for Income Taxes	4.7	3.2	55.9	(26.3)
Provision for Income Taxes	1.8	1.4	37.1	(38.6)
Net Income	2.9%	1.8%	48.9%	(45.5)%

Liquidity

Management is not aware of any demands, commitments, events or uncertainties that will result in, or are reasonably likely to result in, a material increase or decrease in the Company’s liquidity. As discussed in footnote 5 of the Company’s consolidated financial statements, a line of credit is available to the Company to finance short-term working capital needs.

Capital Resources

The Company does not have any material outstanding commitments for capital expenditures. Management is not aware of any material trends either favorable or unfavorable in the Company’s capital resources.

Critical Accounting Policies and Estimates

The following discussion and analysis is based upon our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of revenues and expenses, and assets and liabilities during the periods reported. Estimates are used when accounting for certain items such as revenues, allowances for returns, early payment discounts, customer discounts, doubtful accounts, employee compensation programs, depreciation and amortization periods, taxes, inventory values, insurance programs, and valuations of investments, goodwill, other intangible assets and long-lived assets. We base our estimates on historical experience, where applicable and other assumptions that we believe are reasonable under the circumstances. Actual results may differ from our estimates under different assumptions or conditions. We believe that the following critical accounting policies affect our more significant judgments and estimates used in preparation of our consolidated financial statements.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, after elimination of all material intercompany accounts, transactions and profits.

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

Accounts Receivable and Revenue Recognition

Management considers subsequent collection results and writes off all year-end balances that are not deemed collectible by the time the consolidated financial statements are issued. Additionally, management has provided for estimated product returns by applying an allowance against Accounts Receivable for the invoiced price of the returns. A provision to recognize a related estimate of finished goods returns has been added to inventories (Note 2). Management considers the remaining accounts receivable to be fully collectible; accordingly, no allowance for doubtful accounts has been established as of December 31, 2010. If accounts become uncollectible, they will be charged to operations when that determination is made. The Company does not have a policy to charge interest on past due amounts. Accounts Receivable are considered past due based on invoice terms. The Company recognizes revenue upon the shipment of goods to its customers.

Marketable Equity Securities and Deferred Compensation

The Company held marketable equity securities as a trustee under the terms of a trust agreement to provide compensation benefits to two key executives upon retirement. The investments in the trusts are subject to the claims of the Company’s general creditors; therefore, the Company is treated as the owner of the trusts. These marketable equity securities were sold during the years ended December 31, 2010 and 2009, and, in accordance with the trust agreement, the proceeds were remitted to the executives. Deferred compensation related to these trusts was $111,354 at December 31, 2009 and is included in accrued expenses in the accompanying consolidated balance sheets. There was no deferred compensation at December 31, 2010.

The Company records unrealized holding gains and losses on marketable equity securities available for sale in the stockholders’ equity section of its balance sheet as a component of Accumulated Other Comprehensive Loss.

When securities are sold, the cost of securities sold is based on weighted average cost in order to determine gross realized gains and losses.

Realized gains and losses, and declines in value judged to be other-than-temporary on available for sale securities, if any, are included in the consolidated statements of income.

Goodwill

Goodwill totaling $413,280 represents the excess purchase price over the fair value of the net assets acquired in the acquisition of Mastercraft Products Corporation. These costs are reviewed for impairment at least annually or more frequently upon the occurrence of an event or when circumstances indicate that goodwill may be impaired. During the years ended, December 31, 2010 and 2009, the Company determined that its goodwill was not impaired.

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

Other Identifiable Intangible Assets

Identifiable intangible assets included in Other Assets consist of debt issue costs.

Debt issue costs, net of accumulated amortization, amounted to $17,377 and $34,555 as of December 31, 2010 and 2009, respectively, and are amortized over the three year term of the agreement.

The Company’s identifiable intangible assets are reviewed for potential impairment whenever events or circumstances indicate that the carrying amounts may not be recoverable. During the years ended, December 31, 2010 and 2009, the Company determined that its identifiable intangible assets were not impaired.

Results of Operations

2010 Compared to 2009

Paradise, Inc. is the leading producer of glace’ fruit, a primary ingredient of fruit cakes sold to manufacturing bakers, institutional users and supermarkets for sale during the holiday seasons of Thanksgiving and Christmas. Paradise, Inc. consists of two business segments, fruit and plastics. Fruit segment net sales represents 68.1% of consolidated net sales during the current twelve month reporting period ending December 31, 2010. Fruit segment net sales during 2010 were consistent with 2009 results as food brokers who represent national supermarkets and regional distributors remained conservative with regard to increasing their inventory levels. Paradise, Inc. will continue to promote its glace’ fruit line through its Company’s web-site along with aggressive marketing programs in order to maximize distribution for the upcoming fiscal year.

Paradise Plastics, Inc., a wholly owned subsidiary of Paradise, Inc. represented 31.9% of consolidated net sales during 2010. Plastics segment net sales totaled $7,645,677 for the twelve months ending December 31, 2010 compared to $6,869,827 for the similar reporting period for 2009. Paradise Plastics, Inc.’s net sales to unaffiliated customers during 2010 continued to rebound steadily from 2009 as long-term Plastics customers impacted by the downturn in housing starts during 2009 began to receive an upturn in orders for their products.

Consolidated cost of goods sold, expressed as a percentage of net sales decreased 1.1% for the twelve months ending December 31, 2010 compared to the similar reporting period for 2009. This percentage decrease in cost of sales is directly attributable to cost cutting actions implemented during the second quarter of 2009. As previously reported during 2009, Paradise, Inc.’s Board of Directors eliminated 15 full time positions, reduced executive and salary wages by 15% and 10%, respectively, and rescinded a 4% merit increase awarded all hourly workers. These actions, implemented May 1, 2009, remained in place throughout 2010 and continued to help offset increases in cost related to plastics resins and various raw fruit commodities needed to produce the Company’s glace’ fruit inventory.

Accounts Receivable as of December 31, 2010 increased by $1,829,829 compared to the previous reporting year as scheduled shipments for glace’ fruit orders to several major fruit segment customers were shipped in October, 2010 compared to September, 2009.

Selling, general and administrative expenses for the period ending December 31, 2010 increased 4.8% compared to the similar reporting period of 2009 as increases in cost for advertising, travel and freight expenses associated with the delivery of Paradise, Inc.’s glace’ fruit products to the marketplace outpaced saving achieved in such areas as professional, legal and audit expenses.

Depreciation and amortization expenses for 2010 decreased 8.0% as fixed assets that became fully depreciated during the past twelve months exceeded the amount of new assets placed into service.

Interest expense for the twelve months ending December 31, 2010 decreased 73.4% compared to the similar reporting period of 2009 as Paradise, Inc. eliminated virtually all of its long-term debt in June of 2009 and did not incur any additional debt obligations during 2010. Interest expense during 2010 is primarily related to interest paid on the Company’s revolving line of credit. As of December 31, 2010, the Company’s revolving line of credit balance was $0 and all loan covenants required by its primary lender were in full compliance. The existing two year revolving loan agreement remains in effect through June, 2011.

The Consolidated Statement of Cash Flow for the year ended December 31, 2010 resulted in positive cash flow of $1,872,049. This increase in liquidity has been based on Paradise, Inc.’s effort to reduce its year end inventory value by over $2 million along with the Company’s elimination of $500,000 in long-term debt that was repaid in full during 2009.

In summary, Paradise, Inc.’s consolidated net sales increased 3.5% to $23,964,543 for 2010 compared to $23,153,794 for 2009. Net income after provision for income taxes was $698,138 or $1.34 earnings per share for 2010 compared to $409,804 or $.79 earnings per share for 2009.

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

Accounts Receivable as of December 31, 2009 increased by $960,133 compared to the previous reporting year as scheduled shipments for glace’ fruit orders to Wal-Mart Stores, Inc.’s commenced in mid-September of 2009 versus August of 2008.

Inventory levels at December 31, 2009 decreased $1,837,817 to $8,206,244 from December 31, 2008’s inventory level of $10,044,061 as Paradise, Inc.’s management anticipating the uncertainty in the economy towards the end of 2008 reduced in purchasing requirements for 2009.

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

Item 8. Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
and Shareholders of
Paradise, Inc.
Plant City, FL 33563

We have audited the accompanying consolidated balance sheets of Paradise, Inc., and subsidiaries (“the Company”) as of December 31, 2010 and 2009 and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Paradise, Inc. and subsidiaries as of December 31, 2010 and 2009 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Respectfully submitted,

/s/ Pender Newkirk & Company LLP
PENDER NEWKIRK & COMPANY LLP

Certified Public Accountants
Tampa, Florida
March 30, 2011

PARADISE, INC.
AND SUBSIDIARIES

Consolidated Balance Sheets

ASSETS

	DECEMBER 31,
	2010	2009
CURRENT ASSETS:
Cash and Cash Equivalents	$4,772,056	$3,015,063
Accounts Receivable, Net of Allowance for Doubtful Accounts of $ -0- and Allowance for Returns of $1,052,862 (2010) and $1,284,611 (2009)	3,619,735	1,789,906
Inventories	6,046,584	8,206,244
Prepaid Expenses and Other Current Assets	348,407	363,194
Deferred Income Tax Asset	225,942	279,545
Total Current Assets	15,012,724	13,653,952
PROPERTY, PLANT AND EQUIPMENT:
Net of Accumulated Depreciation of $17,998,537 (2010) and $17,433,040 (2009)	4,338,717	4,749,033
GOODWILL	413,280	413,280
CUSTOMER BASE AND NON-COMPETE AGREEMENT	691,517	817,402
OTHER ASSETS	183,609	312,378
TOTAL ASSETS	$20,639,847	$19,946,045

LIABILITIES AND STOCKHOLDERS’ EQUITY

	DECEMBER 31,
	2010	2009
CURRENT LIABILITIES:
Short-Term Debt	$247,836	$186,919
Accounts Payable	304,657	786,253
Accrued Expenses	1,235,523	872,272
Income Taxes Payable	152,009	37,030
Current Portion of Long-Term Debt	—	8,831
Total Current Liabilities	1,940,025	1,891,305
LONG-TERM DEBT, NET OF CURRENT PORTION	—	2,885
DEFERRED INCOME TAX LIABILITY	147,354	209,478
Total Liabilities	2,087,379	2,103,668
STOCKHOLDERS’ EQUITY:
Common Stock, $.30 Par Value, 2,000,000 Shares Authorized, 583,094 Shares Issued, 519,600 (2010) and 519,350 (2009) Shares Outstanding	174,928	174,928
Capital in Excess of Par Value	1,288,793	1,288,793
Retained Earnings	17,643,211	16,971,041
Accumulated Other Comprehensive Loss	(281,245)	(315,466)
	18,825,687	18,119,296
Less: Common Stock in Treasury, at Cost, 63,494 Shares (2010) and 63,744 (2009)	273,219	276,919
Total Stockholders’ Equity	18,552,468	17,842,377
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$20,639,847	$19,946,045

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements

PARADISE, INC.
AND SUBSIDIARIES

Consolidated Statements of Income and Comprehensive Income

	FOR THE YEARS ENDED DECEMBER 31,
	2010	2009
NET SALES	$23,964,543	$23,153,794
COSTS AND EXPENSES:
Cost of Goods Sold (Excluding Depreciation)	17,730,523	17,370,522
Selling, General and Administrative Expenses	4,363,251	4,164,392
Depreciation and Amortization	708,762	770,188
Interest Expense	32,954	123,727
Total Costs and Expenses	22,835,490	22,428,829
INCOME FROM OPERATIONS	1,129,053	724,965
OTHER EXPENSE – NET	—	(913)
INCOME BEFORE PROVISION FOR INCOME TAXES	1,129,053	724,052
PROVISION FOR INCOME TAXES	430,915	314,248
NET INCOME	698,138	409,804
OTHER COMPREHENSIVE INCOME:
Unrealized Gain on Marketable Equity Securities	—	34,724
Reclassification adjustment for losses realized on Sale of Marketable Equity Securities	34,221	24,334
COMPREHENSIVE INCOME	$732,359	$468,862
EARNINGS PER SHARE:
Basic	$1.34	$0.79
Diluted	$1.34	$0.79

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements

PARADISE, INC.
AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity
For the Years Ended December 31, 2010 and 2009

	COMMON STOCK	CAPITAL IN EXCESS OF PAR VALUE	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE LOSS	TREASURY STOCK	TOTAL
Balance, December 31, 2008	$174,928	$1,288,793	$16,587,204	$(374,524)	$(276,919)	$17,399,482
Cash Dividends Declared, $.05 per Share			(25,967)			(25,967)
Unrealized Gain on Marketable Equity Securities				34,724		34,724
Reclassification adjustment for losses realized on Sale of Marketable Equity Securities				24,334		24,334
Net Income			409,804			409,804
Balance, December 31, 2009	174,928	1,288,793	16,971,041	(315,466)	(276,919)	17,842,377
Cash Dividends Declared, $.05 per Share			(25,968)			(25,968)
Sale of Treasury Stock					3,700	3,700
Reclassification adjustment for losses realized on Sale of Marketable Equity Securities				34,221		34,221
Net Income			698,138			698,138
Balance, December 31, 2010	$174,928	$1,288,793	$17,643,211	$(281,245)	$(273,219)	$18,552,468

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements

PARADISE, INC.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	FOR THE YEARS ENDED DECEMBER 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$698,138	$409,804
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Stock Compensation	3,700	—
Provision for Sales Returns	(231,749)	190,239
Provision for Estimated Inventory Returns	408,591	(165,203)
Provision for Deferred Income Taxes	(8,521)	(28,736)
Depreciation and Amortization	708,762	770,188
Loss on Sale of Marketable Securities	34,221	24,334
Changes in Assets and Liabilities:
Accounts Receivable	(1,598,080)	(1,150,371)
Inventories	1,751,069	2,003,020
Prepaid Expenses and Other Current Assets	14,787	77,442
Other Assets	(8,501)	(33,373)
Accounts Payable	(481,596)	96,580
Accrued Expenses	363,251	(281,123)
Income Taxes Payable	114,979	(87,291)
Net Cash Provided by Operating Activities	1,769,051	1,825,510
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Property, Plant and Equipment	(155,184)	(169,617)
Proceeds from Sale of Marketable Equity Securities	106,700	83,778
Decrease (Increase) in Cash Surrender Value of Life Insurance	13,193	(40,344)
Net Cash Used in Investing Activities	(35,291)	(126,183)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net Proceeds from (Borrowings Under) Short-Term Debt	60,917	(186,619)
Principal Payments on Long-Term Debt	(11,716)	(517,473)
Dividends Paid	(25,968)	(25,968)
Net Cash Provided by (Used in) Financing Activities	23,233	(730,060)

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements

PARADISE, INC.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)

	FOR THE YEARS ENDED DECEMBER 31,
	2010	2009
NET INCREASE IN CASH AND CASH EQUIVALENTS	1,756,993	969,267
CASH AND CASH EQUIVALENTS, at Beginning of Year	3,015,063	2,045,796
CASH AND CASH EQUIVALENTS, at End of Year	$4,772,056	$3,015,063
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash Paid During the Year for:
Interest	$32,954	$123,727
Income Taxes	$349,392	$430,581
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Net Unrealized Holding Gain on Securities	$—	$34,724

DISCLOSURE OF ACCOUNTING POLICY:

For purposes of the Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements

PARADISE, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, after elimination of all material intercompany accounts, transactions and profits.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments

The aggregated net fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and cash equivalents, receivables, payables, accrued expenses and short-term borrowings. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand. The fair value of marketable equity securities are based on active market prices. The fair value of the Company’s debt, which approximates carrying value, is estimated based upon the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

Accounts Receivable and Revenue Recognition

Management considers subsequent collection results and writes off all year-end balances that are not deemed collectible by the time the consolidated financial statements are issued. Additionally, management has provided for estimated product returns by applying an allowance against Accounts Receivable for the invoiced price of the returns. A provision to recognize a related estimate of finished goods returns has been added to inventories (Note 2). Management considers the remaining accounts receivable to be fully collectible; accordingly, no allowance for doubtful accounts has been established as of December 31, 2010. If accounts become uncollectible, they will be charged to operations when that determination is made. The Company does not have a policy to charge interest on past due amounts. Accounts Receivable are considered past due based on invoice terms. The Company recognizes revenue upon the shipment of goods to its customers.

Inventories

Inventories are valued at the lower of cost (first-in, first-out) or market. Cost includes material, labor, factory overhead and depreciation.

PARADISE, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 1: SIGNIFICANT ACCOUNTING POLICIES  – (continued)

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Generally, the straight-line method is used in computing depreciation. Estimated useful lives of plant and equipment are:

Years
Buildings and Improvements	10 – 40
Machinery and Equipment	3 – 20

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

Marketable Equity Securities and Deferred Compensation

The Company held marketable equity securities as a trustee under the terms of a trust agreement to provide compensation benefits to two key executives upon retirement. The investments in the trusts are subject to the claims of the Company’s general creditors; therefore, the Company is treated as the owner of the trusts. These marketable equity securities were sold during the years ended December 31, 2010 and 2009, and, in accordance with the trust agreement, the proceeds were remitted to the executives. Deferred compensation related to these trusts was $111,354 at December 31, 2009 and is included in accrued expenses in the accompanying consolidated balance sheets. There was no deferred compensation at December 31, 2010.

The Company records unrealized holding gains and losses on marketable equity securities, which are considered available for sale, in the stockholders’ equity section of its balance sheet as a component of Accumulated Other Comprehensive Loss.

When securities are sold, the cost of securities sold is based on weighted average cost in order to determine gross realized gains and losses.

Realized gains and losses, and declines in value judged to be other-than-temporary on available for sale securities, if any, are included in the consolidated statement of income.

Goodwill

Goodwill totaling $413,280 represents the excess purchase price over the fair value of the net assets acquired in the acquisition of Mastercraft Products Corporation. These costs are reviewed for impairment at least annually or more frequently upon the occurrence of an event or when circumstances indicate that goodwill may be impaired. During the years ended, December 31, 2010 and 2009, the Company determined that its goodwill was not impaired.

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

Other Identifiable Intangible Assets

Identifiable intangible assets included in Other Assets consist of debt issue costs.

Debt issue costs, net of accumulated amortization, amounted to $17,377 and $34,555 as of December 31, 2010 and 2009, respectively, and are amortized over the three year term of the agreement.

PARADISE, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 1: SIGNIFICANT ACCOUNTING POLICIES  – (continued)

The Company’s identifiable intangible assets are reviewed for potential impairment whenever events or circumstances indicate that the carrying amounts may not be recoverable. During the years ended, December 31, 2010 and 2009, the Company determined that its identifiable intangible assets were not impaired.

Amortization expense of intangible assets subject to amortization for the years ended December 31, 2010 and 2009 was $143,262 and $157,831, respectively.

Accumulated amortization for the same periods totaled $592,499 (2010) and $449,237 (2009), respectively.

Future amortization expense is anticipated to be as follows:

2011	$125,885
2012	$125,885
2013	$125,885
2014	$125,885
2015	$125,885
Thereafter	$62,092

Selling Expenses

The Company considers freight delivery costs to be selling expenses and has included $491,476 (2010) and $410,007 (2009) in selling, general and administrative expenses in the accompanying statements of income.

Advertising Expenses

The Company expenses advertising costs in the year they are incurred. Advertising expenses totaled $144,603 (2010) and $119,188 (2009) and are included in selling, general and administrative expenses in the accompanying statements of income.

Employee Benefit Plan

The Company has a 401(k) retirement plan for all eligible employees. Eligibility requirements for employees are based on completing 1,000 hours of service by the end of the first twelve months of consecutive employment and being at least 21 years old. Employee contributions are voluntary and subject to Internal Revenue Service limitations. The Company provides a matching contribution subject to annual review of the Company’s financial performance. For the years ended December 31, 2010 and 2009, the Company incurred approximately $21,000 and $25,000, respectively, in 401(k) expense.

Earnings Per Share

Basic and diluted earnings per common share are based on the weighted average number of shares outstanding and assumed to be outstanding of 519,496 and 519,350 shares at December 31, 2010 and 2009, respectively. There are no dilutive securities outstanding at December 31, 2010 and 2009.

Reclassifications

Certain prior period amounts have been reclassified to conform with the current period presentation.

Impact of Recently Issued Accounting Pronouncements

The Company’s management does not believe that any recent codified pronouncements by the Financial Accounting Standards Board (“FASB”) will have a material impact on the Company’s current or future consolidated financial statements.

PARADISE, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 2: INVENTORIES

	2010	2009
Supplies	$158,157	$178,129
Raw Materials	1,803,470	1,750,467
Work in Progress	864,689	1,255,909
Finished Goods	3,220,268	5,021,739
Total	$6,046,584	$8,206,244

Included in Finished Goods inventory are estimated returns related to the Provision for Sales Returns totaling $701,024 (2010) and $1,109,615 (2009).

Substantially all inventories are pledged as collateral for certain short-term obligations.

NOTE 3: PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	2010	2009
Land and Improvements	$656,040	$656,040
Buildings and Improvements	7,053,066	7,040,572
Machinery and Equipment	14,628,148	14,485,461
Total	22,337,254	22,182,073
Less: Accumulated Depreciation	17,998,537	17,433,040
NET	$4,338,717	$4,749,033

Tax depreciations are calculated using rates and lives prescribed by the Internal Revenue Code. Differences in amounts of depreciation for tax and financial statement purposes are recognized through the computation of net income for financial statement purposes and that for income tax purposes in determining current and deferred income tax expense.

All of the real property, machinery and equipment are pledged as collateral for the Company’s short-term obligations.

Depreciation expense for the years ended December 31, 2010 and 2009 was $565,500 and $612,357, respectively.

NOTE 4: INVESTMENT IN MARKETABLE EQUITY SECURITIES

The Company’s investments in marketable equity securities are considered available for sale securities, which are included in other assets in the balance sheets, and consist of the following:

	2010	2009
Equity Mutual Funds, at cost	$—	$140,921
Gross Unrealized Holding Losses, Before Tax	—	(29,567)
Total Marketable Equity Securities, at Fair Value	$—	$111,354

Available for sale securities are carried in the consolidated financial statements at fair value. In accordance with Accounting Standards Codification Topic 820, “Fair Value Measurements and Disclosures” (“ASC Topic 820”), fair value is based on quoted market prices in active markets (Level 1). Net unrealized holding gains on available for sale securities amounted to $0 and $34,724 for the years ended December 31, 2010 and 2009, respectively, and have been included in accumulated other comprehensive loss in the accompanying consolidated financial statements.

PARADISE, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 4: INVESTMENT IN MARKETABLE EQUITY SECURITIES  – (continued)

During the years ended December 31, 2010 and 2009, the Company sold available for sale securities for total proceeds of approximately $106,700 and $84,000, respectively, resulting in gross realized losses of approximately $34,000 and $24,000, respectively.

NOTE 5: SHORT-TERM DEBT

	2010	2009
Letters of credit and other short-term debt under a revolving line of credit with a bank.	$247,836	$186,919
TOTAL	$247,836	$186,919

During June 2009, the Company entered into a revolving loan agreement with a financial institution that has a maximum limit of $12,000,000 and a borrowing limit of 80% of the Company’s eligible receivables plus 50% of the Company’s eligible inventory. This agreement is secured by all of the assets of the Company and matures on June 23, 2011. Interest is payable monthly at the bank’s LIBOR rate plus 1.9% or a floor rate of 3%, whichever is greater (3% at December 31, 2010 and 2009).

Prior to June 2009, the Company had a revolving loan agreement with a different financial institution that had a maximum limit of $12,000,000 and a borrowing limit of 80% of the Company’s eligible receivables plus up to 60% of the Company’s eligible inventory. This agreement was secured by all of the assets of the Company and was repaid in full during 2009. Interest was payable monthly at the bank’s LIBOR rate plus an applicable margin as defined in the agreement.

These agreements require that certain conditions are met for the Company to continue borrowing, including debt service coverage and debt to equity ratios and other financial covenants including an agreement not to encumber a mortgage on the property and improvement without bank approval. The Company was in compliance with these covenants at December 31, 2010 and 2009.

NOTE 6: OPERATING LEASES

The Company leases certain automobiles and office equipment under operating leases ranging in length from thirty-six to sixty months. Lease payments charged to operations amounted to $94,235 (2010) and $72,004 (2009), respectively.

At December 31, 2010, future minimum payments required under leases with terms greater than one year are as follows:

Years Ending December 31,	Operating Leases
2011	$57,468
2012	40,355
2013	28,951
2014	7,502
Total Minimum Lease Payments	$134,276

PARADISE, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 7: ACCRUED EXPENSES

	2010	2009
Accrued Payroll and Bonuses	$568,719	$146,978
Accrued Brokerage Payable	255,415	330,297
Other Accrued Expenses	44,878	12,283
Coupon Reimbursement	60,000	58,379
Accrued Credit Due to Customers	259,853	168,748
Accrued Insurance Payable	46,658	44,233
Accrued Deferred Compensation	—	111,354
Total	$1,235,523	$872,272

NOTE 8: PROVISION FOR FEDERAL AND STATE INCOME TAXES

The provisions for income taxes are comprised of the following amounts:

	2010	2009
Current:
Federal	$375,200	$260,700
State	64,235	82,284
	439,435	342,984
Deferred:
Federal	(7,698)	(25,965)
State	(822)	(2,772)
	(8,520)	(28,737)
Total Provision for Income Taxes	$430,915	$314,248

A reconciliation of the differences between the tax provisions attributable to income from continuing operations and the tax provision at statutory Federal income tax rate follows:

	2010	2009
Income Taxes Computed at Statutory Rate	$383,878	$246,178
State Income Tax,
Net of Federal Income Tax Benefit	40,985	26,283
Other, Net	6,052	41,787
Provision for Income Taxes	$430,915	$314,248

The Company recognizes deferred tax assets and liabilities for future tax consequences of events that have been previously recognized in the Company’s consolidated financial statements or tax returns. The measurement of deferred tax assets and liabilities is based on provisions of the enacted tax law; the effects of future changes in tax laws or rates are not anticipated.

PARADISE, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 8: PROVISION FOR FEDERAL AND STATE INCOME TAXES  – (continued)

Significant components of the Company’s deferred tax assets and liabilities at December 31, 2010 and 2009 were:

	2010	2009
Deferred Tax Assets resulting from:
Inventory Valuation	$129,996	$171,580
Allowance for Sales Returns and Related Provision for:
Return of Finished Goods	95,946	66,064
Deferred Compensation Trust Expense	—	41,901
Total Deferred Tax Assets	225,942	279,545
Deferred Tax Liabilities resulting from:
Tax over Book Depreciation	(147,354)	(209,478)
Net Deferred Tax Asset	$78,588	$70,067

	2010	2009
The Net Deferred Tax Asset is reflected in the Balance Sheet under these captions:
Current Deferred Income Tax Asset	$225,942	$279,545
Long-Term Deferred Income Tax Liability	(147,354)	(209,478)
	$78,588	$70,067

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

Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the determination of the ultimate tax effects is uncertain. We record our tax provision based on current and future income taxes that will be due. In the determination of our provision, we have taken certain tax positions in the consideration of the effects of income and expenses that have been recognized and included in the accompanying consolidated financial statements that may or may not be recognized in the determination of current or future income taxes. We record a liability for these unrecognized tax benefits when we believe that certain positions might be challenged despite our belief that our tax return positions are fully supportable. We review our liability for unrecognized tax benefits quarterly and adjust it in light of changing facts and circumstances, such as the outcome of tax audit. We are subject to income tax audits by the Internal Revenue Service and the State of Florida for the years 2007 – 2009.

As of December 31, 2010 and 2009, we do not expect that any of the tax positions taken by the Company for the tax periods open to audit, if challenged, would result in a significant tax liability.

NOTE 9: STOCK COMPENSATION

During the year ended December 31, 2010, the Company issued 250 shares of common stock in treasury to one of the Company’s officers in exchange for services rendered totaling $3,700.

PARADISE, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 10: BUSINESS SEGMENT DATA

The Company’s operations are conducted through two business segments. These segments, and the primary operations of each, are as follows:

BUSINESS SEGMENT	OPERATION
Candied Fruit	Production of candied fruit, a basic fruitcake ingredient, sold to manufacturing bakers, institutional users, and retailers for use in home baking. Also, based on market conditions, the processing of frozen strawberry products, for sale to commercial and institutional users such as preservers, dairies, drink manufacturers, etc.
Molded Plastics	Production of plastics containers and other molded plastics for sale to various food processors and others.

	YEAR ENDED 2010	YEAR ENDED 2009
NET SALES IN EACH SEGMENT
Candied Fruit:
Sales to Unaffiliated Customers	$16,318,866	$16,283,967
Molded Plastics:
Sales to Unaffiliated Customers	7,645,677	6,869,827
Net Sales	$23,964,543	$23,153,794

	YEAR ENDED 2010	YEAR ENDED 2009
THE OPERATING PROFIT OF EACH SEGMENT IS LISTED BELOW
Candied Fruit	$3,860,314	$3,737,863
Molded Plastics	1,714,076	1,337,581
Operating Profit of Segments	5,574,390	5,075,445
General Corporate Expenses, Net	(4,363,251)	(4,164,392)
General Corporate Depreciation and Amortization Expense	(49,132)	(62,361)
Interest Expense	(32,954)	(123,727)
Other Expense	—	(913)
Income Before Provision for Income Taxes	$1,129,053	$724,052

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

	YEAR ENDED 2010	YEAR ENDED 2009
Identifiable Assets of Each Segment are Listed Below:
Candied Fruit	$10,101,944	$10,299,983
Molded Plastics	4,155,835	4,957,557
Identifiable Assets	14,257,779	15,257,540
General Corporate Assets	6,382,018	4,688,505
Total Assets	$20,639,847	$19,946,045

PARADISE, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 10: BUSINESS SEGMENT DATA  – (continued)

Included in Identifiable Assets of the Molded Plastics Segment is goodwill totaling $413,280 at both December 31, 2010 and 2009.

Identifiable assets by segment are those assets that are principally used in the operations of each segment. General corporate assets are principally cash, land and buildings.

	YEAR ENDED 2010	YEAR ENDED 2009
Depreciation and Amortization Expense of Each Segment are Listed Below:
Candied Fruit	$429,922	$459,655
Molded Plastics	230,621	248,172
Segment Depreciation and Amortization Expense	660,543	707,827
General Corporate Depreciation and Amortization Expense	48,219	62,361
Total Depreciation and Amortization Expense	$708,762	$770,188

	YEAR ENDED 2010	YEAR ENDED 2009
Capital Expenditures of Each Segment are Listed Below:
Candied Fruit	$57,583	$88,970
Molded Plastics	38,804	40,250
Segment Capital Expenditures	96,387	129,220
General Corporate Capital Expenditures	58,797	40,397
Total Capital Expenditures	$155,184	$169,617

The Company conducts operations only within the United States. Foreign sales are insignificant; primarily all sales are to domestic companies.

NOTE 11: MAJOR CUSTOMERS

During 2010, the Company derived approximately 18% and 10% of its consolidated revenues from Wal-Mart Stores, Inc. and Aqua Cal, Inc., respectively. During 2009, the Company derived 17% of its consolidated revenue from Wal-Mart Stores, Inc. As of December 31, 2010 and 2009, Wal-Mart Stores, Inc.’s accounts receivable balance represents 83% and 77% of total accounts receivable, respectively, and Aqua Cal, Inc.’s accounts receivable balance represented 14% of total accounts receivable at December 31, 2010.

NOTE 12: CONCENTRATION OF CREDIT RISK

Financial instruments which potentially subject the Company to concentration of credit risk consist principally of cash, cash equivalents and unsecured trade receivables. The Company’s cash and cash equivalents are maintained at one financial institution located in Florida. Accounts at this institution are secured by the Federal Deposit Insurance Corporation up to $250,000. Uninsured balances aggregate to $4,522,056 at December 31, 2010. The Company grants credit to customers, substantially all of whom are located in the United States. The Company’s ability to collect these receivables is dependent upon economic conditions in the United States and the financial condition of its customers.

NOTE 13: SUBSEQUENT EVENT SUBSEQUENT EVENT

On March 10, 2011, Paradise, Inc. declared a regular dividend of $.10 per share to stockholders of record at April 15, 2011.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of our year ended December 31, 2010 pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of our year ended December 31, 2010, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the year ended December 31, 2010 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting. During the year, a weakness in internal control over the timing of issuing credit memos for products returned into inventory was observed. This weakness did not have a material effect on the Company’s December 31, 2010 and 2009 audited consolidated financial statements. Procedures during the first quarter of 2011 have been established to ensure the timeliness of issuing credit memos when products are returned.

Management’s Annual Report on Internal Control over Financial Reporting

Our management, under the supervision and with the participation of our President and Chief Executive Officer and our Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. Management’s evaluation was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets;
(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, and that our receipts and expenditures are being made only in accordance with authorizations of our management and board of directors; and
(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our consolidated financial statements.

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

Management’s Annual Report on Internal Control Over Financial Reporting does not include an attestation report from the Company’s registered public accounting firm Pender Newkirk & Company LLP.

Based on the COSO criteria and our management’s evaluation, our management believes our internal control over financial reporting as of December 31, 2010 were ineffective due to the Company’s controls over credit memos. During 2010, the Company observed a material weakness in internal control over the timing of issuing credit memos for products returned into inventory. This weakness did not have a material effect on the Company’s December 31, 2010 and 2009 audited consolidated financial statements. Procedures were established during the first quarter of 2011 to ensure that credit memos for products returned will be issued in a timely manner.

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

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors of the Registrant

Melvin S. Gordon —	CEO, Chairman and Director of the Registrant, 77 years old. Term of office will expire at next stockholders’ meeting. Officer with Registrant past 46 years.
Eugene L. Weiner —	Vice-President of the Registrant, 79 years old. Term of office will expire at next stockholders’ meeting. Officer with Registrant past 45 years. (See note on page III-1)
Randy S. Gordon —	President of the Registrant, 55 years old. Term of office will expire at next stockholders’ meeting. Employee or officer of Registrant past 32 years.
Tracy W. Schulis —	Senior Vice-President and Secretary of the Registrant, 53 years old. Term of office will expire at next stockholders’ meeting. Employee or officer of Registrant past 31 years.
Mark H. Gordon —	Executive Vice-President of the Registrant, 48 years old. Term of office will expire at next stockholders’ meeting. Employee or Officer of Registrant past 25 years.

Executive Officers of the Registrant

Melvin S. Gordon —	CEO, Chairman and Director, 77 years old. Term of office will expire at next annual directors’ meeting. Officer with Registrant past 46 years.
Eugene L. Weiner —	Vice-President, 79 years old. Term of office will expire at next annual directors’ meeting. Officer with Registrant past 45 years.
Randy S. Gordon —	President, 55 years old. Term of office will expire at next annual directors’ meeting. Employee or officer of Registrant past 32 years.
Tracy W. Schulis —	Senior Vice-President and Secretary, 53 years old. Term of office will expire at next annual directors’ meeting. Employee or officer of Registrant past 31 years.
Mark H. Gordon —	Executive Vice-President, 48 years old. Term of office will expire at next annual directors’ meeting. Employee or Officer of Registrant past 25 years.
Jack M. Laskowitz —	CFO and Treasurer, 54 years old. Term of office will expire at next annual directors’ meeting. Employee or officer with Registrant past 10 years.

Mr. Weiner relinquished his duties as COO, CFO, Treasurer and Secretary of the Company as of June 30, 2002. Mr. Weiner remains a Director and Vice President, concentrating on corporate development.

Family Relationships

Melvin S. Gordon is a first cousin by marriage to Eugene L. Weiner.

Melvin S. Gordon is the father of Randy S. Gordon and Mark H. Gordon and the father-in-law of Tracy W. Schulis.

Audit Committee Financial Expert

Rules recently adopted by the Securities and Exchange Commission (the “SEC”) to implement sections of the Sarbanes-Oxley Act of 2002 (the “Act”) require disclosure of whether the Company has an audit committee

III-1

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

Item 11. Executive Compensation

(a) and (b) The following summary compensation table sets forth all remuneration paid or accrued by the Company and its subsidiaries for the years ended December 31, 2010 and 2009 to its Chief Executive Officer and the four other highest paid executive officers whose total remuneration exceeded $100,000.

	COMPENSATION			ALL OTHER COMPENSATION(2)
NAME AND PRINCIPAL POSITION	YEAR	SALARY(1)	BONUS
Melvin S. Gordon, Chief Exec. Officer	2010	$318,968	$77,685	$3,635
	2009	336,510	21,094	2,725
Randy S. Gordon, President	2010	202,070	66,310	14,406
	2009	214,508	21,495	14,305
Tracy W. Schulis, Senior Vice-President and Secretary	2010	202,070	67,758	18,519
	2009	214,808	22,956	18,589
Mark H. Gordon, Executive Vice-President	2010	202,070	64,210	8,849
	2009	214,308	19,408	8,428
Jack M. Laskowitz, Chief Financial Officer	2010	112,121	32,472	10,529
	2009	117,274	9,232	10,420

NOTES TO THE ABOVE TABLE

1.	Includes personal use of Company automobiles and PS-58 costs.
2.	All Other Compensation includes life insurance premiums paid on behalf of the officers in accordance with the Company’s 162 bonus plan along with matching contributions provided for by the Company’s 401(k) Retirement Savings Plan.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a) The following table sets forth as of December 31, 2010, information concerning the beneficial ownership of the common stock of the Company by the persons who own, are known by the company to own, or who the Company has been advised have filed with the S.E.C. declarations of beneficial ownership, of more than 5% of the outstanding common stock.

NAME AND ADDRESS OF BENEFICIAL OWNER	TITLE OF CLASS	AMOUNT & NATURE OF BENEFICIAL OWNERSHIP(1)		PERCENT OF CLASS
Melvin S. Gordon 2611 Bayshore Blvd. Tampa, Florida	Common	192,742	(1)	37.1%
TOTAL		192,742		37.1%

(1)	Includes 141,760 shares owned by the Helen A. Weaner Family Partnership, Ltd., control of which Mr. Gordon shares with his wife as Trustees.

III-2

(b) Beneficial ownership of common stock held by all directors and officers of the Company as a group:

	TITLE OF CLASS	AMOUNT & NATURE OF BENEFICIAL OWNERSHIP(1)		PERCENTOF CLASS
Directors and Officers as a Group	Common	217,947		41.9%
Melvin S. Gordon	Common	192,742	(2)	37.1%
Eugene L. Weiner	Common	307		0
Randy S. Gordon	Common	7,400		1.4
Tracy W. Schulis	Common	8,648		1.7
Mark H. Gordon	Common	8,600		1.7
Jack M. Laskowitz	Common	250		0

(1)	The nature of the beneficial ownership for all shares is sole voting and investment power.
(2)	Includes 141,760 shares owned by the Helen A. Weaner Family Partnership, Ltd., control of which Mr. Gordon shares with his wife as Trustees.

(c) The Company knows of no contractual arrangements which may at a subsequent date result in a change in control of the Company.

Item 13. Certain Relationships, Related Transactions and Director Independence

None

Item 14. Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed for professional services rendered by Pender Newkirk & Company LLP for the audit of the Company’s annual consolidated financial statements and review of consolidated financial statements included in the Company’s Forms 10-Q for fiscal years 2010 and 2009 were $121,500 and $130,196, respectively. At the time of this filing, not all audit fees had been billed for the 2010 fiscal year. No other fees were paid to Pender Newkirk & Company LLP.

The Company has not formally designated an audit committee and as a result, the entire board of directors performs the duties of an audit committee. It’s the Board’s policy to pre-approve all services provided by Pender Newkirk & Company LLP.

Item 15. Exhibits and Financial Statement Schedules

Exhibit (3) —	Articles of Incorporation and By-Laws (Incorporated by reference from Exhibits to Paradise, Inc.’s Annual Report on Form 10-KSB for the year ended December 31, 1993, filed on March 31, 1994)
Exhibit (11) —	Statement Re: Computation of Per Share Earnings (Incorporated by reference from Exhibits to page II-15 of this Form 10-K)
Exhibit (31.1) —	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith)
Exhibit (31.2) —	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith)
Exhibit (32.1) —	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (filed herewith)
Exhibit (32.2) —	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith)

III-3

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 30, 2011	PARADISE, INC.
Date
/s/ Melvin S. Gordon Melvin S. Gordon CEO, Chairman and Director

In accordance with the Exchange Act this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

/s/ Melvin S. Gordon Melvin S. Gordon	CEO, Chairman and Director	March 30, 2011 Date
/s/ Eugene L. Weiner Eugene L. Weiner	Vice-President and Director	March 30, 2011 Date
/s/ Randy S. Gordon Randy S. Gordon	President and Director	March 30, 2011 Date
/s/ Tracy W. Schulis Tracy W. Schulis	Senior Vice-President, Secretary and Director	March 30, 2011 Date
/s/ Mark H. Gordon Mark H. Gordon	Executive Vice-President and Director	March 30, 2011 Date
/s/ Jack M. Laskowitz Jack M. Laskowitz	CFO and Treasurer	March 30, 2011 Date

III-4