Form 10-Q
period 2011-03-31
PARADISE INC
filed 2011-05-16
CIK 76149

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

☒   Quarterly report pursuant to section 13 or 15(d) of the Securities Act of 1934.

For the quarterly period ended March 31, 2011

or

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common stock:

	Outstanding as of March 31,
Class	2011	2010
Common Stock $0.30 Par Value	519,600 Shares	519,350 Shares

PARADISE, INC.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011
INDEX

		PAGE
PART I.	FINANCIAL INFORMATION

	ITEM 1.

	CONSOLIDATED BALANCE SHEETS:

	Assets

	As of March 31, 2011 (Unaudited), December 31, 2010 and March 31, 2010 (Unaudited)	2

	Liabilities and Stockholders’ Equity

	As of March 31, 2011 (Unaudited), December 31, 2010 and March 31, 2010 (Unaudited)	3

	CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED):

	For the three-month periods ended March 31, 2011 and 2010	4

	CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED):

	For the three-month periods ended March 31, 2011 and 2010	5

	NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)	6 – 7

	ITEM 2.

	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	8 – 10

	ITEM 3.

	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK – N/A	10

	ITEM 4.

	CONTROLS AND PROCEDURES	10

PART II.	OTHER INFORMATION

	ITEMS 1 – 6.	11

SIGNATURES		12

PARADISE, INC.	COMMISSION FILE NO. 0-3026

PART I.        FINANCIAL INFORMATION

Item 1.          Financial Statements

PARADISE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	AS OF		AS OF
	MARCH 31,	AS OF	MARCH 31,
	2011	DECEMBER 31,	2010
	(UNAUDITED)	2010	(UNAUDITED)
ASSETS

CURRENT ASSETS:

Cash and Unrestricted Demand Deposits	$4,464,427	$4,772,056	$2,144,512
Accounts Receivable, Less, Allowances of $0 (03/31/11), $1,052,862 (12/31/10) and $0 (03/31/10)	2,043,199	3,619,735	1,426,025
Inventories:
Raw Materials	3,806,968	1,961,627	3,720,031
Work in Process	22,189	864,689	16,196
Finished Goods	4,445,682	3,220,268	5,558,023
Deferred Income Tax Asset	294,721	225,942	405,020
Income Tax Refund Receivable	-	-	52,867
Prepaid Expenses and Other Current Assets	157,709	348,407	226,661

Total Current Assets	15,234,895	15,012,724	13,549,335

Property, Plant and Equipment, Less, Accumulated Depreciation of $18,130,547 (03/31/11), $17,998,537 (12/31/10)and $17,581,863 (03/31/10)	4,280,263	4,338,717	4,638,316
Goodwill	413,280	413,280	413,280
Customer Base and Non-Compete Agreement	660,046	691,517	785,931
Other Assets	183,261	183,609	181,309

TOTAL ASSETS	$20,771,745	$20,639,847	$19,568,171

See Accompanying Notes to these Consolidated Financial Statements (Unaudited)

	AS OF		AS OF
	MARCH 31,	AS OF	MARCH 31,
	2011	DECEMBER 31,	2010
	(UNAUDITED)	2010	(UNAUDITED)
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Notes and Trade Acceptances Payable	$861,853	$247,836	$272,016
Current Portion of Long-Term Debt	-	-	7,672
Accounts Payable	954,206	304,657	1,015,978
Accrued Liabilities	420,038	1,235,523	415,859
Income Taxes Payable	-	152,009	-

Total Current Liabilities	2,236,097	1,940,025	1,711,525

LONG-TERM DEBT, NET OF CURRENT PORTION	-	-	1,260

DEFERRED INCOME TAX LIABILITY	147,354	147,354	209,478

Total Liabilities	2,383,451	2,087,379	1,922,263

STOCKHOLDERS’ EQUITY:

Common Stock: $0.30 Par Value, 2,000,000 Shares Authorized, 583,094 Shares Issued, 519,600 (03/31/11 and 12/31/10) and 519,350 (03/31/10) Shares Outstanding	174,928	174,928	174,928
Capital in Excess of Par Value	1,288,793	1,288,793	1,288,793
Retained Earnings	17,479,037	17,643,211	16,740,351
Accumulated Other Comprehensive Loss	(281,245)	(281,245)	(281,245)
Treasury Stock, at Cost, 63,494 (03/31/11 and 12/31/10) and 63,744 (03/31/10) Shares	(273,219)	(273,219)	(276,919)

Total Stockholders’ Equity	18,388,294	18,552,468	17,645,908

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$20,771,745	$20,639,847	$19,568,171

PARADISE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	FOR THE THREE MONTHS ENDED
	MARCH 31,
	2011		2010
Net Sales		$2,618,939		$2,500,791

Costs and Expenses:
Cost of Goods Sold (excluding Depreciation)		1,980,343		1,853,358
Selling, General and Administrative Expense		805,860		813,584
Depreciation and Amortization		167,798		184,714
Interest Expense		-		208

Total Costs and Expenses		2,954,001		2,851,864

Loss from Operations		(335,062)		(351,073)

Other Income		154,069		20,875

Loss from Operations Before Provision for Income Taxes		(180,993)		(330,198)

Provision for Income Taxes		68,779		125,475

Net Loss		$(112,214)		$(204,723)

Loss per Common Share	$	(0.22)	$	(0.39)

Dividend per Common Share		$0.10		$0.05

See Accompanying Notes to these Consolidated Financial Statements (Unaudited)

PARADISE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	FOR THE THREE MONTHS ENDED
	MARCH 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(112,214)	$(204,723)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and Amortization	167,798	184,714
Provision for Deferred Income Taxes	(68,779)	(125,475)
Loss on the Sale of Marketable Equity Securities	-	34,221
Decrease (Increase) in:
Accounts Receivable	1,576,537	363,881
Inventories	(2,228,255)	(1,088,006)
Prepaid Expenses	190,697	136,533
Other Assets	(3,971)	15,300
Income Tax Refund Receivable	-	(52,867)
Increase (Decrease) in:
Accounts Payable	649,551	61,054
Accrued Expense	(867,446)	(313,710)
Income Taxes Payable	(152,009)	(37,030)

Net Cash Used in Operating Activities	(848,091)	(1,026,108)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Property and Equipment	(73,555)	(38,106)
Proceeds from the Sale of Marketable Equity Securities	-	111,350

Net Cash Provided by Investing Activities	(73,555)	73,244

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Proceeds of Short-Term Debt	614,017	85,097
Principal Payments of Long-Term Debt	-	(2,784)

Net Cash Provided by Financing Activities	614,017	82,313

NET DECREASE IN CASH	(307,629)	(870,551)

CASH, AT BEGINNING OF PERIOD	4,772,056	3,015,063

CASH, AT END OF PERIOD	$4,464,427	$2,144,512

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$208
Income Tax	128,000	77,802

Net Supplemental Cash Flows	$128,000	$78,010

Noncash financing activity:
Dividends Declared	$51,960	$25,968

See Accompanying Notes to these Consolidated Financial Statements (Unaudited)

PARADISE, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1           BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Paradise, Inc. (the “Company”) have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements.

The information furnished herein reflects all adjustments and accruals that management believes is necessary to fairly state the operating results for the respective periods.  The notes to the consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company’s Form 10-K for the year ended December 31, 2010.  The Company’s management believes that the disclosures are sufficient for interim financial reporting purposes.

NOTE 2           NET LOSS PER SHARE

Net loss per share, assuming no dilution, are based on the weighted average number of shares outstanding during the period:  (519,600 for 2011 and 519,350 for 2010).

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

Molded Plastics	Production of plastics containers and other molded plastics for sale to various food processors and others.

	March 31,	March 31,
	2011	2010
Net Sales in Each Segment

Fruit:
Sales to Unaffiliated Customers	$557,403	$548,740

Molded Plastics:
Sales to Unaffiliated Customers	2,061,536	1,952,051

Net Sales	$2,618,939	$2,500,791

PARADISE, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

NOTE 3           BUSINESS SEGMENT DATA (CONTINUED)

For the three month period ended March 31, 2011 and 2010, sales of frozen strawberry products totaled      $293,421 and $145,797, respectively.

The Company does not account for intersegment transfers as if the transfers were to third parties.

The Company does not prepare operating profit or loss information on a segment basis for internal use, until the end of each year.  Due to the seasonal nature of the fruit segment, management believes that it is not practical to prepare this information for interim reporting purposes.  Therefore, reporting is not required by accounting principles generally accepted in the United States of America.

	March 31,	March 31,
	2011	2010
Identifiable Assets of Each Segment are Listed Below:

Fruit	$9,797,282	$10,769,641

Molded Plastics	5,144,684	5,122,003

Identifiable Assets	14,941,966	15,891,644

General Corporate Assets	5,829,779	3,676,527

Total Assets	$20,771,745	$19,568,171

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

Overview

Paradise, Inc.’s main business segment, glace’ fruit, a prime ingredient of fruitcakes and other holiday confections, represented 68.1% of total net sales during 2010.  These products are sold to manufacturing bakers, institutional users, supermarkets and other retailers throughout the country.  Consumer demand for glace’ fruit product is traditionally strongest during the Thanksgiving and Christmas season.  Almost 80% of glace’ fruit product sales are recorded during an eight to ten week period beginning in mid September.

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

PART I.        FINANCIAL INFORMATION

Item 2.          Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The First Quarter

Paradise, Inc.’s fruit segment net sales were $557,403 for the first quarter of 2011 compared to $548,740 for the similar reporting period of 2010. As reported above, Paradise, Inc.’s fruit sales are very seasonal in nature, generating less than 5% of total annual net sales during the first quarter.  As in previous first quarter filings, sales activity is comprised of bulk fruit orders received and shipped to supermarkets and manufacturing bakeries for the upcoming Easter holiday season.  The remaining volume is primarily related to the sale of finished strawberry products produced exclusively for a local Plant City, Florida distributor during a short window of time in late March and early April of each year.  For a negotiated fee, i.e. tolling charge, Paradise, Inc. will receive and process fresh strawberries through its facilities on behalf of this distributor.  Tolling charges during the first quarter of 2011 were $293,421 compared to $145,797 for 2010.

Paradise Plastics, Inc.’s sales to unaffiliated customers was $2,061,536 for the first quarter of 2011 compared to $1,952,051 for the similar reporting period of 2010.  This represents a 5.6% increase.  Plastics sales continue to improve as activity related to existing long-term customers within the commercial and home construction industry have stabilized over the past several quarters.  In addition, management has successfully focused its sales efforts to other markets, such as electronics, military and medical to help fill the void left by the housing market decline since the fourth quarter of 2008.

Consolidated cost of sales as a percentage of net sales increased 1.5% for the first quarter of 2011 compared to the similar reporting period of 2010.  However, since glace’ fruit production will not commence operations until mid second quarter 2011, no reasonable estimate or trend in cost of sales may be developed for the current quarterly filing.

Selling, general & administrative expenses for the first quarter of 2011 were fairly consistent with results for the similar reporting period of 2010 as slight increases incurred for professional fees related to legal and audit fees were offset by decreases in administrative payroll and related employee benefits.

Depreciation and amortization expenses for the first quarter of 2011 decreased 9.2% compared to the similar reporting period of 2010 as fixed assets retired from service during the past twelve months exceeded the amount of new assets placed into service.

Interest expense for the first quarter of 2011 was $0 compared to $208 for the first quarter of 2010 as the Company retired all of its long term debt during 2010.  In addition, the Company’s current two year revolving line of credit which provides up to $12,000,000 for working capital was $0 as of March 31, 2011 and March 31, 2010, respectively.

PARADISE, INC.	COMMISSION FILE NO. 0-3026

PART I.        FINANCIAL INFORMATION

Item 2.          Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Other Significant Items

On February 22, 2011, Paradise, Inc. received $150,000 from a former supplier to settle a dispute which dated back to September, 2004.  This amount has been recorded in other income during the first quarter of 2011.  In addition, all remaining legal expenses incurred by Paradise, Inc. to settle this matter have been paid during the first quarter of 2011.

Inventory as of March 31, 2011 is $8,274,839 compared to $9,294,251 representing an 11% decrease for the similar reporting period of 2010.  This decrease is due to management’s on going effort to reduce inventory in order to manage production costs for the upcoming year.

Accounts Receivable as of March 31, 2011 totaled $2,043,199 compared to $1,426,025 for the similar reporting period of 2010.  This represents an increase of $617,174 or 43.3%.  Of this increase, $305,672 is due to the extension of payment terms from net 30 to net 90 for an existing long-term plastics customer.  In addition, tolling charges for the processing of fresh strawberries on behalf of a local distributor increased their accounts receivable balance by $115,300 as of March 31, 2011.  Management considers the increase in accounts receivable to be fully collectible; accordingly, no allowance for doubtful accounts has been established as of March 31, 2011.

Summary

Paradise, Inc.’s consolidated net sales for the three months ended March 31, 2011 increased $118,148 or 4.7% to $2,618,939 compared from $2,500,791 for the three months ended March 31, 2010.  This is primarily related to an increase in plastics sales of $109,485.  However, as mentioned in all previous interim filings with less than 5% of anticipated annual glace’ fruit net sales yet to be realized as of the date of this filing, no reasonable estimate or forecast of consolidated financial performance may be determined at this time.

Item 3.          Quantitative and Qualitative Disclosure and Market Risk – N/A

Item 4.          Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have, within 90 days of the filing date of this quarterly report, evaluated the Company’s disclosure controls and procedures.  Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded, as of March 31, 2011, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the applicable Securities and Exchange Commission rules and forms.  During the last fiscal quarter, the Company identified a weakness in internal control over the timing of issuing credit memos for products returned into inventory.  Procedures were established during the quarter ended March 31, 2011 to ensure the timeliness of issuing credit memos when products are returned.  There were no other changes in the Company’s internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  The most recent evaluation of these controls by the Company’s Chief Executive Officer and Chief Financial Officer did not identify any additional deficiencies or weaknesses in the Company’s internal controls over financial reporting; therefore, no corrective actions were taken.

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

PARADISE, INC.
A Florida Corporation

/s/ Melvin S. Gordon	Date: May 16, 2011
Melvin S. Gordon
Chief Executive Officer and Chairman

/s/ Jack M. Laskowitz	Date: May 16, 2011
Jack M. Laskowitz
Chief Financial Officer and Treasurer