Form 10-Q
period 2011-06-30
PARADISE INC
filed 2011-08-15
CIK 76149

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

☒           Quarterly report pursuant to section 13 (a) or 15(d) of the Securities Act of 1934.

For the quarterly period ended June 30, 2011

or

☐           Transition report pursuant to section 13 (a) or 15(d) of the Securities Act of 1934.

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

PARADISE, INC.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011
INDEX

		PAGE
PART I.	FINANCIAL INFORMATION

	ITEM 1.

	CONSOLIDATED BALANCE SHEETS:

	Assets

	As of June 30, 2011 (Unaudited), December 31, 2010 and June 30, 2010 (Unaudited)	2

	Liabilities and Stockholders’ Equity

	As of June 30, 2011 (Unaudited), December 31, 2010 and June 30, 2010 (Unaudited)	3

	CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED):

	For the three-month periods ended June 30, 2011 and 2010	4

	For the six-month periods ended June 30, 2011 and 2010	5

	CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED):

	For the six-month periods ended June 30, 2011 and 2010	6

	NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)	7 – 9

	ITEM 2.

	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	10 – 12

	ITEM 3.

	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK – N/A	13

	ITEM 4.

	CONTROLS AND PROCEDURES	13

PART II.	OTHER INFORMATION

	ITEMS 1 – 6.	14

SIGNATURES		15

PARADISE, INC.	COMMISSION FILE NO. 0-3026

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PARADISE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	AS OF JUNE 30, 2011 (UNAUDITED)	AS OF DECEMBER 31, 2010	AS OF JUNE 30, 2010 (UNAUDITED)
ASSETS

CURRENT ASSETS:

Cash and Unrestricted Demand Deposits	$932,937	$4,772,056	$1,760
Accounts Receivable, Less, Allowances of $0 (06/30/11), $1,052,862 (12/31/10) and $0 (06/30/10)	1,196,578	3,619,735	1,391,412
Inventories:
Raw Materials	3,311,930	1,961,627	3,896,853
Work in Process	506,921	864,689	451,515
Finished Goods	8,385,301	3,220,268	8,437,375
Deferred Income Tax Asset	417,271	225,942	530,677
Income Tax Refund Receivable	-	-	52,867
Prepaid Expenses and Other Current Assets	667,065	348,407	664,656

Total Current Assets	15,418,003	15,012,724	15,427,115

Property, Plant and Equipment, Less, Accumulated Depreciation of $18,260,361 (06/30/11), $17,998,537 (12/31/10) and $17,723,169 (06/30/10)	4,326,558	4,338,717	4,517,231
Goodwill	413,280	413,280	413,280
Customer Base and Non-Compete Agreement	628,575	691,517	754,460
Other Assets	240,968	183,609	194,670

TOTAL ASSETS	$21,027,384	$20,639,847	$21,306,756

See Accompanying Notes to these Consolidated Financial Statements (Unaudited)

	AS OF JUNE 30, 2011 (UNAUDITED)	AS OF DECEMBER 31, 2010	AS OF JUNE 30, 2010 (UNAUDITED)
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Notes and Trade Acceptances Payable	$720,151	$247,836	$2,098,456
Current Portion of Long-Term Debt	-	-	6,033
Accounts Payable	1,315,330	304,657	1,063,569
Accrued Liabilities	476,898	1,235,523	488,326
Income Taxes Payable	-	152,009	-

Total Current Liabilities	2,512,379	1,940,025	3,656,384

DEFERRED INCOME TAX LIABILITY	147,355	147,354	209,478

Total Liabilities	2,659,734	2,087,379	3,865,862

STOCKHOLDERS’ EQUITY:
Common Stock: $0.30 Par Value, 2,000,000 Shares Authorized, 583,094 Shares Issued, 519,600 (06/30/11 and 12/31/10) and 519,350 (06/30/10) Shares Outstanding	174,928	174,928	174,928
Capital in Excess of Par Value	1,288,793	1,288,793	1,288,793
Retained Earnings	17,458,393	17,643,211	16,535,337
Accumulated Other Comprehensive Loss	(281,245)	(281,245)	(281,245)
Treasury Stock, at Cost, 63,494 (06/30/11 and 12/31/10) and 63,744 (06/30/10) Shares	(273,219)	(273,219)	(276,919)

Total Stockholders’ Equity	18,367,650	18,552,468	17,440,894

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$21,027,384	$20,639,847	$21,306,756

PARADISE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	FOR THE THREE MONTHS ENDED
	JUNE 30,
	2011		2010

Net Sales		$2,151,697		$2,225,687

Costs and Expenses:
Cost of Goods Sold (excluding Depreciation)		1,358,454		1,639,424
Selling, General and Administrative Expense		705,566		746,761
Depreciation and Amortization		165,504		177,096
Interest Expense		-		2,927

Total Costs and Expenses		2,229,524		2,566,208

Loss from Operations		(77,827)		(340,521)

Other Income		44,532		9,845

Loss from Operations Before Provision for Income Taxes		(33,295)		(330,676)

Provision for Income Taxes		12,651		125,657

Net Loss	$	(20,644)		$(205,019)

Loss per Common Share	$	(0.04)	$	(0.39)

Dividend per Common Share		$0.10		$0.05

See Accompanying Notes to these Consolidated Financial Statements (Unaudited)

PARADISE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	FOR THE SIX MONTHS ENDED
	JUNE 30,
	2011		2010
Net Sales		$4,770,636		$4,726,478

Costs and Expenses:
Cost of Goods Sold (excluding Depreciation)		3,338,797		3,492,782
Selling, General and Administrative Expense		1,511,426		1,560,345
Depreciation and Amortization		333,302		361,810
Interest Expense		-		3,135

Total Costs and Expenses		5,183,525		5,418,072

Loss from Operations		(412,889)		(691,594)

Other Income		198,601		30,720

Loss from Operations Before Provision for Income Taxes		(214,288)		(660,874)

Provision for Income Taxes		81,430		251,132

Net Loss	$	(132,858)		$(409,742)

Loss per Common Share	$	(0.26)	$	(0.79)

Dividend per Common Share		$0.10		$0.05

See Accompanying Notes to these Consolidated Financial Statements (Unaudited)

PARADISE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	FOR THE SIX MONTHS ENDED
	JUNE 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(132,858)	$(409,742)
Adjustments to Reconcile Net Loss to Net Cash
Used in Operating Activities:
Depreciation and Amortization	333,302	361,810
Provision for Deferred Income Taxes	(191,330)	(251,132)
Loss on the Sale of Marketable Equity Securities	-	34,221
Decrease (Increase) in:
Accounts Receivable	2,423,157	398,494
Inventories	(6,157,568)	(4,579,499)
Prepaid Expenses	(318,656)	(301,462)
Other Assets	(65,898)	(2,375)
Income Tax Refund Receivable	-	(52,867)
Increase (Decrease) in:
Accounts Payable	1,010,673	277,316
Accrued Expense	(758,625)	(383,946)
Income Taxes Payable	(152,009)	(37,030)

Net Cash Used in Operating Activities	(4,009,812)	(4,946,212)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Property and Equipment	(249,662)	(58,327)
Proceeds from the Sale of Marketable Equity Securities	-	111,350

Net Cash Provided by (Used in) Investing Activities	(249,662)	53,023

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Proceeds of Short-Term Debt	472,315	1,911,537
Principal Payments of Long-Term Debt	-	(5,683)
Dividends Paid	(51,960)	(25,968)

Net Cash Provided by Financing Activities	420,355	1,879,886

NET DECREASE IN CASH	(3,839,119)	(3,013,303)

CASH, AT BEGINNING OF PERIOD	4,772,056	3,015,063

CASH, AT END OF PERIOD	$932,937	$1,760

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$3,135
Income Tax	259,900	77,802

Net Supplemental Cash Flows	$259,900	$80,937

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

NOTE 2           RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In April 2011, the FASB issued Accounting Standard Update (“ASU”) 2011-02 A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring for the purpose of measuring the impairment of old receivables and evaluating whether a troubled debt restructuring has occurred.  An entity should disclose the total amount of receivables and the allowances for credit losses as of the end of the period of adoption related to those receivables that are considered newly impaired under ASC Section 310-10-35 for which impairment was previously measured under ASC Subtopic 450-20, Contingencies – Loss Contingencies.  The ASU is effective for the Company for the interim and annual periods beginning after June 15, 2011.  The adoption of this ASU is not expected to have an impact on the Company’s consolidated financial statements or disclosures.

In May 2011, the FASB issued ASU 2011-04 Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.  The ASU expands ASC Topic 820’s existing disclosure requirements for fair value measurements and makes other amendments that could change how the fair value measurement guidance in ASC Topic 820 is applied.  The ASU is effective for the Company for the interim and annual periods beginning after December 15, 2011.  The adoption of this ASU is not expected to have an impact on the Company’s consolidated financial statements or disclosures.

In June 2011, the FASB issued ASU 2011-05 Presentation of Comprehensive Income, which revises the manner in which entities present comprehensive income in their financial statements.  The new guidance requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements.  The ASU is effective for the Company for the interim and annual periods beginning after December 15, 2011.  The adoption of this ASU is not expected to have an impact on the Company’s consolidated financial statements or disclosures.

NOTE 3           NET LOSS PER SHARE

Net loss per share, assuming no dilution, is based on the weighted average number of shares outstanding during the period:  (519,600 as of June 30, 2011 and 519,350 as of June 30, 2010).

PARADISE, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 4           SHORT-TERM DEBT

On June 30, 2011, Paradise, Inc. renewed its revolving loan agreement with the Company’s current financial institution that has a maximum limit of $12,000,000 and a borrowing limit of 80% of the Company’s eligible receivables plus up to 60% of the Company’s eligible inventory.  This agreement is secured by all of the assets of the Company and matures on June 30, 2013.  Interest is payable monthly at the bank’s LIBOR rate plus 1.9% or a floor of 3%, whichever is greater.

NOTE 5           BUSINESS SEGMENT DATA

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

Molded Plastics	Production of plastics containers and other molded plastics for sale to various food processors and others.

	June 30, 2011	June 30, 2010
Net Sales in Each Segment

Fruit:
Sales to Unaffiliated Customers	$931,841	$809,017

Molded Plastics:
Sales to Unaffiliated Customers	3,838,795	3,917,461

Net Sales	$4,770,636	$4,726,478

For the six month period ended, June 30, 2011 and 2010, sales of frozen strawberry products totaled $322,533 and $192,797, respectively.

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

PARADISE, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

NOTE 5           BUSINESS SEGMENT DATA (CONTINUED)

	June 30, 2011	June 30, 2010
Identifiable Assets of Each Segment are Listed Below:

Fruit	$12,856,977	$13,978,081

Molded Plastics	5,159,847	5,230,574

Identifiable Assets	18,016,824	19,208,655

General Corporate Assets	3,010,560	2,098,101

Total Assets	$21,027,384	$21,306,756

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

Overview

Paradise, Inc.’s main business segment, glace’ fruit, a prime ingredient of fruitcakes and other holiday confections, representing 68.1% of total net sales for the previous year of 2010.  These products are sold to manufacturing bakers, institutional users, supermarkets and other retailers throughout the country.  Consumer demand for glace’ fruit product is traditionally strongest during the Thanksgiving and Christmas season.  Almost 80% of glace’ fruit product sales are recorded from the eight to ten weeks beginning in mid September.

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

PART I.         FINANCIAL INFORMATION

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The First Six Months

Paradise, Inc.’s fruit segment net sales for the first six months of 2011 increased 15.2% to $931,841 from $809,017 for the similar reporting period of 2010.  Paradise, Inc.’s fruit segment sales are very seasonal in nature as net sales for the first six months of the year have historically represented less than 5% of annual net sales.  The primary sales activity within this segment for the first six months of the year relates to bulk fruit orders received and shipped to supermarkets and manufacturing bakeries.  The remaining volume of sales activity consists of the sale of finished strawberry products produced exclusively for a local Plant City, Florida distributor during late March and early April of each year.  For a tolling fee, Paradise, Inc. will receive and process fresh strawberries on behalf of this distributor.  Tolling charges earned during the first six months of 2011 were $322,533 compared to $192,797 for the similar reporting period of 2010.

Paradise Plastics, Inc.’s net sales to unaffiliated customers, during the first six months of 2011, decreased 2.0% to $3,838,795 from $3,917,461 compared to the similar reporting period of 2010 as the increase cost for plastics resins fueled by the rise in energy prices has slowed reorders for various plastics items over the past several months.

Consolidated cost of sales, as a percentage of net sales, decreased 4.4% during the first six months of 2011 compared to the similar reporting period of 2010.  However, with less than 30% of the Company’s estimated needs for retail glace’ fruit inventory produced as of June 30, 2011, it is too early to forecast with any reasonable certainty cost of sales until a full year’s inventory production cycle is completed.

Selling, general and administrative expenses for the first six months of 2011 decreased 3.1% compared to the previous year’s reporting period of 2010.  This decrease is primarily related to the Company’s reduction in administrative payroll expenses along with related savings in the cost of employee benefits associated with this reduction.

Depreciation and amortization expenses decreased 7.9% for the first six months of 2011 compared to the similar reporting period of 2010 as fixed assets that became fully depreciated during the past twelve months were greater than the amount of new assets placed into service during this period.

Interest expense for the six months ended June 30, 2011 equaled $0 compared to $3,135 for the six months ended June 30, 2010.  The Company renewed its revolving line of credit on June 30, 2011 for a two year period.  Terms of the renewal are similar to the previous agreement.  Paradise, Inc.’s revolving line of credit has a maximum limit of $12,000,000 with a borrowing base of 80% of the Company’s eligible receivables plus up to 60% of the Company’s eligible inventory.  Interest is payable monthly at the bank’s LIBOR rate plus 1.9% or a floor rate of 3%, whichever is greater.

Other Significant Items

As reported during the first quarter filing for 2011, on February 22, 2011, Paradise, Inc. received $150,000 from a former supplier to settle a dispute dating back to September, 2004.  This amount is reflected as part of Other Income on the Company’s income statement.  All legal expenses incurred by Paradise, Inc. as a result of this settlement have been paid.

PARADISE, INC.	COMMISSION FILE NO. 0-3026

PART I.         FINANCIAL INFORMATION

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Summary

Paradise Inc.’s consolidated net sales increased 1% for the first six months of 2011 compared to the similar reporting period of 2010 as an increase in tolling charges earned from a local distributor outpaced a small decline in plastics orders due to rising resin cost within the plastics segment.

However, as mentioned and disclosed in all previous interim filings, due to the highly seasonal nature of the Company’s primary product, glace’ fruit, which accounts for approximately 70% of consolidated annual revenue, no meaningful financial analysis may be developed from Paradise, Inc.’s interim reporting results.  Only a full year’s accounting of revenue and expenses will provide the necessary information to determine the Company’s financial performance.

Critical Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make assessments, estimates and assumptions that affect the amounts reported in the consolidated financial statements.  We evaluate the accounting policies and estimates used to prepare the consolidated financial statements on an ongoing basis.  Critical accounting estimates are those that require management’s most difficult, complex, or subjective judgments and have the most potential to impact our financial position and operating results.  For a detailed discussion of our critical accounting estimates, see our Annual Report on Form 10-K for the year ended December 31, 2010.  There have been no material changes to our critical accounting estimates during the six months ended June 30, 2011.

Recently Issued Accounting Pronouncements

In April 2011, the FASB issued new guidance for the purpose of measuring the impairment of old receivables and evaluating whether a troubled debt restructuring has occurred.  An entity should disclose the total amount of receivables and the allowances for credit losses as of the end of the period of adoption related to those receivables that are considered newly impaired under the new guidance for which impairment was previously measured under previously authoritative guidance.  The guidance is effective for us for the interim and annual periods beginning after June 15, 2011.  The adoption of this guidance is not expected to have an impact on our operations.

In May 2011, the FASB issued new guidance that expands existing disclosure requirements for fair value measurements and makes other amendments that could change how the fair value measurement guidance is applied.  The guidance is effective for us for the interim and annual periods beginning after December 15, 2011.  The adoption of this guidance is not expected to have an impact on our operations.

In June 2011, the FASB issued new guidance that revises the manner in which entities present comprehensive income in their financial statements.  The new guidance requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements.  The guidance is effective for us for the interim and annual periods beginning after December 15, 2011.  The adoption of this guidance is not expected to have an impact on our operations.

PARADISE, INC.	COMMISSION FILE NO. 0-3026

PART I.         FINANCIAL INFORMATION

Item 3.           Quantitative and Qualitative Disclosure and Market Risk – N/A

Item 4.           Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have, within 90 days of the filing date of this quarterly report, evaluated the Company’s disclosure controls and procedures.  Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded, as of June 30, 2011, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the applicable Securities and Exchange Commission rules and forms.  During the year ended December 31, 2010, the Company identified a weakness in internal control over the timing of issuing credit memos for products returned into inventory.  Procedures were established during the six months ended June 30, 2011 to ensure the timeliness of issuing credit memos when products are returned.  There were no other changes in the Company’s internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  The most recent evaluation of these controls by the Company’s Chief Executive Officer and Chief Financial Officer did not identify any additional deficiencies or weaknesses in the Company’s internal controls over financial reporting; therefore, no corrective actions were taken.

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

PARADISE, INC.
A Florida Corporation

/s/ Melvin S. Gordon	Date: August 15, 2011
Melvin S. Gordon
Chief Executive Officer and Chairman

/s/ Jack M. Laskowitz	Date: August 15, 2011
Jack M. Laskowitz
Chief Financial Officer and Treasurer