Form 10-Q
period 2011-09-30
PARADISE INC
filed 2011-11-14
CIK 76149

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

☒           Quarterly report pursuant to section 13 (a) or 15(d) of the Securities Act of 1934.

For the quarterly period ended September 30, 2011

or

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

PARADISE, INC.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011
INDEX

		PAGE
PART I.	FINANCIAL INFORMATION

	ITEM 1.

	CONSOLIDATED BALANCE SHEETS:

	Assets

	As of September 30, 2011 (Unaudited), December 31, 2010 and September 30, 2010 (Unaudited)	2

	Liabilities and Stockholders’ Equity

	As of September 30, 2011 (Unaudited), December 31, 2010 and September 30, 2010 (Unaudited)	3

	CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED):

	For the three-month periods ended September 30, 2011 and 2010	4

	For the nine-month periods ended September 30, 2011 and 2010	5

	CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED):

	For the nine-month periods ended September 30, 2011 and 2010	6

	NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)	7 – 9

	ITEM 2.

	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
	CONDITION AND RESULTS OF OPERATIONS	10 – 12

	ITEM 3.

	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK – N/A	13

	ITEM 4.

	CONTROLS AND PROCEDURES	13

PART II.	OTHER INFORMATION

	ITEMS 1 – 6.	14

SIGNATURES		15

PARADISE, INC.	COMMISSION FILE NO. 0-3026

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

PARADISE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	AS OF		AS OF
	SEPTEMBER 30,	AS OF	SEPTEMBER 30,
	2011	DECEMBER 31,	2010
	(UNAUDITED)	2010	(UNAUDITED)

ASSETS

CURRENT ASSETS:

Cash and Unrestricted Demand Deposits	$95,564	$4,772,056	$789,042
Accounts Receivable,
Less, Allowances of $0 (09/30/11), $1,052,862 (12/31/10) and $0 (09/30/10)	6,461,091	3,619,735	5,889,664
Inventories:
Raw Materials	2,783,301	1,961,627	2,847,415
Work in Process	370,161	864,689	380,540
Finished Goods	6,368,290	3,220,268	7,585,845
Deferred Income Tax Asset	225,942	225,942	279,545
Income Tax Refund Receivable	221,446	-	251,728
Prepaid Expenses and Other Current Assets	400,786	348,407	502,998

Total Current Assets	16,926,581	15,012,724	18,526,777

Property, Plant and Equipment, Less, Accumulated Depreciation of $18,381,081 (09/30/11), $17,998,537 (12/31/10) and $17,861,158 (09/30/10)	4,293,875	4,338,717	4,443,563
Goodwill	413,280	413,280	413,280
Intangible Asset, Net	597,104	691,517	722,988
Other Assets	228,163	183,609	193,131

TOTAL ASSETS	$22,459,003	$20,639,847	$24,299,739

See Accompanying Notes to these Consolidated Financial Statements (Unaudited)

	AS OF		AS OF
	SEPTEMBER 30,	AS OF	SEPTEMBER 30,
	2011	DECEMBER 31,	2010
	(UNAUDITED)	2010	(UNAUDITED)
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Notes and Trade Acceptances Payable	$1,118,364	$247,836	$4,337,184
Current Portion of Long-Term Debt	-	-	4,475
Accounts Payable	980,953	304,657	432,872
Accrued Liabilities	755,553	1,235,523	815,132
Income Taxes Payable	363,382	152,009	246,987

Total Current Liabilities	3,218,252	1,940,025	5,836,650

DEFERRED INCOME TAX LIABILITY	147,354	147,354	209,478

Total Liabilities	3,365,606	2,087,379	6,046,128

STOCKHOLDERS’ EQUITY:

Common Stock: $0.30 Par Value, 2,000,000 Shares Authorized, 583,094 Shares Issued, 519,600 (09/30/11 and 12/31/10) and 519,350 (09/30/10) Shares Outstanding	174,928	174,928	174,928
Capital in Excess of Par Value	1,288,793	1,288,793	1,288,793
Retained Earnings	18,184,140	17,643,211	17,348,054
Accumulated Other Comprehensive Loss	(281,245)	(281,245)	(281,245)
Treasury Stock, at Cost, 63,494 (09/30/11 and 12/31/10) and 63,744 (09/30/10) Shares	(273,219)	(273,219)	(276,919)

Total Stockholders’ Equity	19,093,397	18,552,468	18,253,611

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$22,459,003	$20,639,847	$24,299,739

PARADISE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	FOR THE THREE MONTHS ENDED
	SEPTEMBER 30,
	2011	2010

Net Sales	$9,446,944	$8,391,798

Costs and Expenses:
Cost of Goods Sold (excluding Depreciation)	6,925,924	5,841,669
Selling, General and Administrative Expense	1,154,877	1,042,035
Depreciation and Amortization	163,336	173,780
Interest Expense	8,344	22,712

Total Costs and Expenses	8,252,481	7,080,196

Income from Operations	1,194,463	1,311,602

Other Income (Loss)	(23,906)	(762)

Income from Operations Before Provision for Income Taxes	1,170,557	1,310,840

Provision for Income Taxes	444,813	498,119

Net Income	$725,744	$812,721

Income per Common Share	$1.40	$1.56

See Accompanying Notes to these Consolidated Financial Statements (Unaudited)

PARADISE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	FOR THE NINE MONTHS ENDED
	SEPTEMBER 30,
	2011	2010

Net Sales	$14,217,580	$13,118,276

Costs and Expenses:
Cost of Goods Sold (excluding Depreciation)	10,264,721	9,334,451
Selling, General and Administrative Expense	2,666,303	2,602,380
Depreciation and Amortization	496,638	535,590
Interest Expense	8,344	25,847

Total Costs and Expenses	13,436,006	12,498,268

Income from Operations	781,574	620,008

Other Income	174,695	29,958

Income from Operations Before Provision for Income Taxes	956,269	649,966

Provision for Income Taxes	363,383	246,987

Net Income	$592,886	$402,979

Income per Common Share	$1.14	$0.78

Dividend per Common Share	$0.10	$0.05

See Accompanying Notes to these Consolidated Financial Statements (Unaudited)

PARADISE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	FOR THE NINE MONTHS ENDED
	SEPTEMBER 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$592,886	$402,979
Adjustments to Reconcile Net Income to Net Cash
Used in Operating Activities:
Depreciation and Amortization	496,638	535,590
Loss on the Sale of Marketable Equity Securities	-	34,221
Decrease (Increase) in:
Accounts Receivable	(2,841,356)	(4,099,758)
Inventories	(3,475,169)	(2,607,566)
Prepaid Expenses	(52,379)	(139,804)
Other Assets	(57,589)	(5,151)
Income Tax Refund Receivable	(221,446)	(251,728)
Increase (Decrease) in:
Accounts Payable	676,296	(353,379)
Accrued Expense	(479,970)	(57,140)
Income Taxes Payable	211,373	209,957

Net Cash Used in Operating Activities	(5,150,716)	(6,331,779)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Property and Equipment	(344,344)	(122,648)
Proceeds from the Sale of Marketable Equity Securities	-	111,350

Net Cash Used in Investing Activities	(344,344)	(11,298)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Proceeds of Short-Term Debt	870,528	4,150,265
Principal Payments of Long-Term Debt	-	(7,241)
Dividends Paid	(51,960)	(25,968)

Net Cash Provided by Financing Activities	818,568	4,117,056

NET DECREASE IN CASH	(4,676,492)	(2,226,021)

CASH, AT BEGINNING OF PERIOD	4,772,056	3,015,063

CASH, AT END OF PERIOD	$95,564	$789,042

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
Interest	$8,344	$25,847
Income Tax	371,446	276,663

Net Supplemental Cash Flows	$379,790	$302,510

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

NOTE 2           RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In April 2011, the FASB issued Accounting Standard Update (“ASU”) 2011-02 A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring for the purpose of measuring the impairment of old receivables and evaluating whether a troubled debt restructuring has occurred.  An entity should disclose the total amount of receivables and the allowances for credit losses as of the end of the period of adoption related to those receivables that are considered newly impaired under ASC Section 310-10-35 for which impairment was previously measured under ASC Subtopic 450-20, Contingencies – Loss Contingencies.  The ASU is effective for the Company for the interim and annual periods beginning after June 15, 2011.  The adoption of this ASU did not have an impact on the Company’s consolidated financial statements or disclosures.

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

Other recent accounting pronouncements issued by the FASB (including its EITF), the AICPA, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

NOTE 3           NET INCOME PER SHARE

Net income per share, assuming no dilution, is based on the weighted average number of shares outstanding during the period:  (519,600 as of September 30, 2011 and 519,350 as of September 30, 2010).

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

Molded Plastics	Production of plastics containers and other molded plastics for sale to various food processors and others.

	September 30,	September 30,
	2011	2010
Net Sales in Each Segment

Fruit:
Sales to Unaffiliated Customers	$8,700,855	$7,589,776

Molded Plastics:
Sales to Unaffiliated Customers	5,516,725	5,528,500

Net Sales	$14,217,580	$13,118,276

For the nine month period ended, September 30, 2011 and 2010, sales of frozen strawberry products totaled $323,495 and $192,797, respectively.

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

PARADISE, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

NOTE 5           BUSINESS SEGMENT DATA (CONTINUED)

	September 30,	September 30,
	2011	2010
Identifiable Assets of Each Segment are Listed Below:

Fruit	$15,379,816	$16,619,139

Molded Plastics	5,106,533	4,932,116

Identifiable Assets	20,486,349	21,551,255

General Corporate Assets	1,972,654	2,748,484

Total Assets	$22,459,003	$24,299,739

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

Since the majority of the Company’s customers require delivery of glace’ candied fruit products during this relatively short period of time, Paradise, Inc. must operate at consistent levels of production from as early as January through the middle of November of each year in order to meet peak demand.  Furthermore, the Company must make substantial borrowings of short-term working capital to cover the cost of raw materials, factory overhead and labor expense associated with production for inventory.  This combination of building and financing inventories during the year, without the opportunity to record any significant fruit product income, results in the generation of operating losses well into the third quarter of each year.  Therefore, it is the opinion of management that any meaningful forecast of annual net sales or profit levels require analysis of a full year’s operations.

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

Item 2.              Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The First Nine Months

Paradise, Inc.’s fruit segment net sales increased 14.6% compared to the similar reporting period last year, primarily due to timing differences in the receipt of customer orders and corresponding shipping dates for delivery of the Company’s retail glace’ fruit products.  Paradise, Inc. recognizes revenue based upon shipment of goods to its customers.  Changes in shipping dates requested by retail glace’ customers between interim reporting dates will lead to fluctuations in net sales. Paradise, Inc. has been consistent in previous filings to disclose that interim filings are not reliable indicators of year-end results.  The Company must wait until all orders and re-orders for glace’ fruit products leading up and through the holiday season have been fulfilled before any determination of profitability is ascertained.

Paradise Plastics, Inc., a wholly owned subsidiary of Paradise, Inc., which is not subject to seasonal fluctuations as the glace’ fruit business, generated net sales from non-affiliated customers of $5,516,725 for the first nine months of 2011 compared to $5,528,500 for the similar reporting period for 2010.  Net sales through the third quarter of 2011 remained consistent with the similar  reporting period for 2010 as increased orders from industries as diverse as medical supplies, food processing and aerospace offset decreases in plastics orders received from industries related to the housing market.

Consolidated cost of sales, as a percentage of net sales, increased 1.0% during the first nine months of 2011 compared to the similar reporting period for 2010 as increases in the cost of raw fruit commodities and freight-in expenses absorbed from the Paradise, Inc.’s suppliers outpaced the Company’s ability to past these increases to its customers.  Inventory as of September 30, 2011 decreased $1,292,048 compared to inventory levels as of September 30, 2010. This continues a trend in the Company’s effort to reduce its overall inventory position as Paradise, Inc. finances the majority of its raw materials with short-term borrowing from its revolving  line of credit.  For the nine months ended September 30, 2011, interest expense incurred related to inventory purchases equaled $8,344 compared to $25,847 for the similar reporting period for 2010.

Selling, general & administrative expenses for the first nine months of 2011 increased 2.5%  compared to the previous year’s reporting period as freight out expenses related to the delivery of the Company’s glace’ fruit orders outpaced savings generated in administrative payroll and related employee benefits.

Depreciation and amortization expenses decreased $38,952 or 7.3% for the first nine months of 2011 compared to the similar reporting period of 2010 as fixed assets that became fully depreciated during the past twelve months exceeded the amount of new assets placed into service.

Summary

Paradise Inc.’s consolidated net sales increased 8.4% for the first nine months of 2011 compared to the similar reporting period for 2010 as timing differences resulted in a greater amount of purchase orders received and shipped for glace’ fruit orders from existing long term customers during September, 2011  compared to October, 2010.  However, with more than 80% of Paradise, Inc.’s annual fruit segment net sales scheduled to commence in mid September and continue throughout the fourth quarter of 2011, no meaningful financial analysis may be developed from this interim filing.  As stated in previous interim filings, only a full year’s reporting will provide the necessary information to determine the Company’s profitability.

PARADISE, INC.	COMMISSION FILE NO. 0-3026

PART I.	FINANCIAL INFORMATION

Item 2.              Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Critical Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make assessments, estimates and assumptions that affect the amounts reported in the consolidated financial statements.  We evaluate the accounting policies and estimates used to prepare the consolidated financial statements on an ongoing basis.  Critical accounting estimates are those that require management’s most difficult, complex, or subjective judgments and have the most potential to impact our financial position and operating results.  For a detailed discussion of our critical accounting estimates, see our Annual Report on Form 10-K for the year ended December 31, 2010.  There have been no material changes to our critical accounting estimates during the nine months ended September 30, 2011.

Recently Issued Accounting Pronouncements

In April 2011, the FASB issued new guidance for the purpose of measuring the impairment of old receivables and evaluating whether a troubled debt restructuring has occurred.  An entity should disclose the total amount of receivables and the allowances for credit losses as of the end of the period of adoption related to those receivables that are considered newly impaired under the new guidance for which impairment was previously measured under previously authoritative guidance.  The guidance is effective for us for the interim and annual periods beginning after June 15, 2011.  The adoption of this guidance did not have an impact on our operations.

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

We do not believe that other recent accounting pronouncements issued by the FASB (including its EITF), the AICPA, and the Securities and Exchange Commission will have a material impact on the Company’s present or future consolidated financial statements.

PARADISE, INC.	COMMISSION FILE NO. 0-3026

PART I.	FINANCIAL INFORMATION

Item 3.              Quantitative and Qualitative Disclosure and Market Risk – N/A

Item 4.              Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have, within 90 days of the filing date of this quarterly report, evaluated the Company’s disclosure controls and procedures.  Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded, as of September 30, 2011, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the applicable Securities and Exchange Commission rules and forms.  During the year ended December 31, 2010, the Company identified a weakness in internal control over the timing of issuing credit memos for products returned into inventory.  Procedures were established during the nine months ended September 30, 2011 to ensure the timeliness of issuing credit memos when products are returned.  There were no other changes in the Company’s internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  The most recent evaluation of these controls by the Company’s Chief Executive Officer and Chief Financial Officer did not identify any additional deficiencies or weaknesses in the Company’s internal controls over financial reporting; therefore, no corrective actions were taken.

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

PARADISE, INC.
A Florida Corporation

/s/ Melvin S. Gordon	Date:	November 14, 2011
Melvin S. Gordon
Chief Executive Officer and Chairman

/s/ Jack M. Laskowitz	Date:	November 14, 2011
Jack M. Laskowitz
Chief Financial Officer and Treasurer