Form 10-K
period 2011-12-31
PARADISE INC
filed 2012-03-26
CIK 76149

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $4,793,266 (as of June 30, 2011, bid price $15.89)

Class	Outstanding at December 31, 2011
Common Stock, $.30 Par Value	519,600 Shares

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

PARADISE, INC.

2011 FORM 10-K ANNUAL REPORT

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

In terms of candied fruit dollar sales, during 2011, approximately 20% were shipped to manufacturing bakers and other institutional users, with the balance being sold through supermarkets and other retail outlets for ultimate use in the home.

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

With the continuing acquisitions, mergers and other consolidations in the supermarket industry, there is increasing concentration of candied fruit buying activity. During 2011, the Company derived approximately 15% of its consolidated net sales from Wal-Mart Stores, Inc. This customer is not affiliated with Paradise, Inc. in any way, and has exclusive use of a Paradise-owned controlled brand. The loss of this customer would have a material adverse effect on operating earnings.

While there is no industry-wide data available, management estimates that the Company sold approximately 80% of all candied fruits and peels consumed in the U.S. during 2011. The Company knows of two major competitors; however, it estimates that neither of these has as large a share of the market as the Company’s.

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

By local ordinance, it is required that all water effluent is metered, tested and discharged into a municipal industrial waste treatment plant. During 2011, costs for this discharge approximated $210,000, and management estimates that all expenses directly related to compliance with environmental regulations total well over $285,000 annually, which includes costs for permits, third party inspections and depreciation of installations.

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

Item 4. Mine Safety Disclosures

None

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Registrant Purchases of Equity Securities

On August 22, 1997, the Securities and Exchange Commission issued new listing requirements for companies listed on the NASDAQ Small Cap Market. The requirements became effective on February 23, 1998. As of December 2011, the Company had not met the listing criteria.

(a)	The following table shows the range of closing bid prices for the Company’s Common Stock in the over-the-counter market for the calendar quarters indicated. The quotations represent prices in the over-the-counter market between dealers in securities, do not include retail mark-up, mark-down, or commissions and do not necessarily represent actual transactions.

	BID PRICES
	High	Low
2011
First Quarter	18.95	12.75
Second Quarter	18.94	15.00
Third Quarter	16.00	14.50
Fourth Quarter	17.00	14.69
2010
First Quarter	18.00	15.30
Second Quarter	17.00	14.70
Third Quarter	18.35	14.70
Fourth Quarter	14.80	14.01
(b)	Approximate Number of Equity Security Holders

As of December 31, 2011, the approximate number of holders of record of each class of equity securities of the Registrant were:

TITLE OF CLASS	NUMBER OF HOLDERS OF RECORD
Common Stock, $.30 Par Value	132
(c)	Dividend History and Policy

Dividends have been declared and paid annually when warranted by profitability. On February 23, 2012, the Board of Directors declared dividends of $.20 per share to stockholders of record on April 13, 2012. Dividends paid to stockholders for 2011 were $.10 and for 2010 were $.05.

The Company does not have a standard policy in regards to the declaration and payment of dividends. Each year dividend payments, if any, are determined upon consideration of the current profitability, cash flow requirements, investment outlook and other pertinent factors.

Item 6. Selected Financial Data — none

Item 7. Management’s Discussion and Analysis or Plan of Operation

Summary

The following tables set forth for the periods indicated (i) percentages which certain items in the financial data bear to net sales of the Company and (ii) percentage increase (decrease) of such item as compared to the indicated prior period.

	Relationship to Total Revenue Year Ended December 31,		Period to Period Increase (Decrease) Years Ended
	2011	2010	2011 – 2010	2010 – 2009
NET SALES:
Candied Fruit	68.9%	68.1%	4.8%	0.2%
Molded Plastics	31.1	31.9	1.4	11.3
	100.0	100.0	3.7	3.5
Cost of Sales	74.0	76.7	0.0	1.7
Selling, General and Administrative Expenses	18.7	18.4	5.5	4.4
Interest Expense	—	—	(73.4)	(73.4)
			1.0	1.8
Income from Operations	7.3	4.7	59.5	55.9
Other Income, Net	0.5	—	100.0	(100.0)
Income Before Provision for Income Taxes	7.8	4.7	70.8	55.9
Provision for Income Taxes	2.8	1.8	61.3	37.1
Net Income	5.0%	2.9%	76.7%	48.9%

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

Accounts Receivable and Revenue Recognition

Management considers subsequent collection results and writes off all year-end balances that are not deemed collectible by the time the consolidated financial statements are issued. Additionally, management has provided for estimated product returns by applying an allowance against Accounts Receivable for the invoiced price of the returns. A provision to recognize a related estimate of finished goods returns has been added to inventories (Note 2). Management considers the remaining accounts receivable to be fully collectible; accordingly, no allowance for doubtful accounts has been established as of December 31, 2011 and 2010. If accounts become uncollectible, they will be charged to operations when that determination is made. The Company does not have a policy to charge interest on past due amounts. Accounts Receivable are considered past due based on invoice terms. The Company recognizes revenue upon the shipment of goods to its customers.

Marketable Equity Securities and Deferred Compensation

The Company held marketable equity securities as a trustee under the terms of a trust agreement to provide compensation benefits to two key executives upon retirement. The investments in the trusts are subject to the claims of the Company’s general creditors; therefore, the Company is treated as the owner of the trusts. Marketable equity securities were sold during the year ended December 31, 2010 in accordance with the trust agreement and the proceeds were remitted to the executive. There was no deferred compensation at December 31, 2011 and 2010, respectively.

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

Goodwill

Goodwill totaling $413,280 represents the excess purchase price over the fair value of the net assets acquired in the acquisition of Mastercraft Products Corporation. These costs are reviewed for impairment at least annually or more frequently upon the occurrence of an event or when circumstances indicate that goodwill may be impaired. During the years ended, December 31, 2011 and 2010, the Company determined that its goodwill was not impaired.

Identifiable Intangible Assets

Customer Base and Non-Compete Agreement

The customer base and non-compete agreement represents $1,258,000 of the fair value of these assets pursuant to the Company’s purchase during 2006 of an unrelated entity’s inventories, their customer list and a non-compete agreement for a period of ten years. The customer base and non-compete agreement are being amortized over ten years. Accumulated amortization at December 31, 2011 and 2010 totaled approximately $692,000 and $566,000, respectively.

Other Identifiable Intangible Assets

Identifiable intangible assets included in Other Assets consist of debt issue costs.

Debt issue costs at December 31, 2011 and 2010, net of accumulated amortization of approximately $9,000 and $26,000, respectively, amounted to approximately $27,000 and $8,500, respectively, and are amortized over the two year term of the agreement.

The Company’s identifiable intangible assets are reviewed for potential impairment whenever events or circumstances indicate that the carrying amounts may not be recoverable. During the years ended, December 31, 2011 and 2010, the Company determined that its identifiable intangible assets were not impaired.

Impact of Recently Issued Accounting Pronouncements

The Company’s management does not believe that any recent codified pronouncements by the Financial Accounting Standards Board (“FASB”) will have a material impact on the Company’s current or future consolidated financial statements.

Results of Operations

2011 Compared to 2010

Paradise, Inc. is the leading producer of glace’ fruit, a primary ingredient of fruit cakes sold to manufacturing bakers, institutional users and supermarkets for sale during the holiday seasons of Thanksgiving and Christmas. Paradise, Inc. consists of two business segments, fruit and plastics. Fruit segment net sales represents 68.9% of consolidated net sales during the current twelve month reporting period ending December 31, 2011. Fruit segment net sales for 2011 increased 4.8% compared to the similar reporting period of 2010 as orders received from and shipped to several major glace’ fruit retail customers increased during the small window of time leading up to the holiday selling season.

Paradise Plastics, Inc., a wholly owned subsidiary of Paradise, Inc. represented 31.1% of consolidated net sales during 2011. Total plastics net sales increased 1.4% totaling $7,754,707 for the twelve months ending December 31, 2011 compared to $7,645,677 for the similar reporting period of December 31, 2010. Paradise Plastics, Inc.’s net sales to unaffiliated customers continued to rebound steadily since late 2008 when net sales were directly impacted by the downturn in construction within the commercial and residential housing market. To counter this slowdown, management made a strong commitment to diversify to other industries such as military, medical and recreation to complement its customer base. Management is confident this effort to expand its business base will enhance the Company’s revenue growth as customers with ties to the housing market continued to rebound.

Consolidated cost of goods sold, expressed as a percentage of net sales decreased 2.7% for the twelve months ending December 31, 2011 compared to the similar reporting period for 2010. Despite an increase in the cost of raw materials within the fruit segment and increasing cost of resins within the Plastics segment, Paradise, Inc. has successfully maintained control over its production labor costs during the past year. This containment can be traced directly to Paradise, Inc.’s previously disclosed decision and action to eliminate 15 full time positions, reduce executive and salary wages by 15% and 10%, respectively, and rescission of a 4% merit increase awarded to hourly workers. These actions remained in place throughout 2011 and have help reign in the cost of sales during this timeframe.

Selling, general and administrative expenses for the period ending December 31, 2011 increased 5.5% compared to the similar reporting period for 2010 primarily due to increases in freight expenses related to the delivery of Paradise, Inc.’s glace’ fruit products to its customers.

Interest expense for the twelve months ending December 31, 2011 totaled $8,764 compared to $32,954 for the similar reporting period of 2010. Interest expense during 2011 was directly related to cash advances received from the Company’s primary lender’s revolving line of credit. As of December 31, 2011, the Company’s revolving line of credit balance was $0 and all loan covenants required by its primary lender were in full compliance. This revolving loan agreement was renewed for a two year period during 2011 and remains in effect through June 30, 2013.

Other Significant Items

As previously reported and disclosed in the Company’s first quarter 10Q, Paradise, Inc. received $150,000 from a former supplier during February, 2011 to settle a dispute which dated back to September, 2004. This amount is recorded in “Other Income, Net” on Paradise, Inc.’s Consolidated Income Statement for the year ended December 31, 2011.

Paradise, Inc.’s accounts receivable balance as of December 31, 2011 totaled $2,579,362 compared to $3,619,735 for the similar period of 2010. This represents a decrease of $1,040,373 or 28.8% and is directly attributable to payments received from Wal-Mart Stores, Inc. during December, 2011 totaling $1,166,416. In comparison, at December 31, 2010, Wal-Mart Stores, Inc.’s accounts receivable balance totaled $3,007,993.

The Consolidated Statement of Cash Flow for the year ended December 31, 2011 produced a positive increase in cash of $2,696,852. Of this amount, $1,166,416 is related to Wal-Mart Stores, Inc.’s December, 2011 payments. In addition, as mentioned above, a payment of $150,000 was received in February, 2011 from the settlement of a vender dispute. Excluding this activity, positive cash flow from operations increased an additional $1.4 million during 2011.

Summary

In summary, Paradise, Inc.’s consolidated net sales increased to $24,862,470 for 2011 compared to $23,964,543 for 2010. Net income after provision for income taxes was $1,233,270 or $2.37 earnings per share for 2011 compared to $732,359 or $1.34 earnings per share for 2010.

2010 Compared to 2009

Paradise, Inc. is the leading producer of glace’ fruit, a primary ingredient of fruit cakes sold to manufacturing bakers, institutional users and supermarkets for sale during the holiday seasons of Thanksgiving and Christmas. Paradise, Inc. consists of two business segments, fruit and plastics. Fruit segment net sales represents 68.1% of consolidated net sales during the current twelve month reporting period ending December 31, 2010. Fruit segment net sales during 2010 were consistent with 2009 results as food brokers who represent national supermarkets and regional distributors remained conservative with regard to increasing their inventory levels. Paradise, Inc. will continue to aggressively promote its glace’ fruit line through its Company’s web-site along with updated as necessary marketing programs in order to maximize distribution for the upcoming fiscal year.

Paradise Plastics, Inc., a wholly owned subsidiary of Paradise, Inc. represented 31.9% of consolidated net sales during 2010. Total plastics segment net sales totaled $7,645,677 for the twelve months ending December 31, 2010 compared to $6,869,827 for the similar reporting period for 2009. Paradise Plastics, Inc.’s net sales to unaffiliated customers during 2010 continued to rebound steadily from 2009 as long-term Plastics customers impacted by the downturn in housing starts during 2009 began to receive an upturn in orders for their products.

Consolidated cost of goods sold, expressed as a percentage of net sales decreased 1.4% for the twelve months ending December 31, 2010 compared to the similar reporting period for 2009. This percentage decrease in cost of sales is directly attributable to cost cutting actions implemented during the second quarter of 2009. As previously reported during 2009, Paradise, Inc.’s Board of Directors eliminated 15 full time positions, reduced executive and salary wages by 15% and 10%, respectively, and rescinded a 4% merit increase awarded all hourly workers. These actions, implemented May 1, 2009, remained in place throughout 2010 and continued to help offset increases in cost related to plastics resins and various raw fruit commodities needed to produce the Company’s glace’ fruit inventory.

Accounts Receivable as of December 31, 2010 increased by $1,829,829 compared to the previous reporting year as scheduled shipments for glace’ fruit orders to several major fruit segment customers were shipped in October, 2010 compared to September, 2009.

Selling, general and administrative expenses for the period ending December 31, 2010 increased 4.4% compared to the similar reporting period of 2009 as increases in cost for advertising, travel and freight expenses associated with the delivery of Paradise, Inc.’s glace’ fruit products to the marketplace outpaced saving achieved in such areas as professional, legal and audit expenses.

Interest expense for the twelve months ending December 31, 2010 decreased 73.4% compared to the similar reporting period of 2009 as Paradise, Inc. eliminated virtually all of its long-term debt in June of 2009 and did not incur any additional debt obligations during 2010. Interest expense during 2010 is primarily related to interest paid on the Company’s revolving line of credit. As of December 31, 2010, the Company’s revolving line of credit balance was $0 and all loan covenants required by its primary lender were in full compliance. The existing two year revolving loan agreement remains in effect through June, 2013.

The Consolidated Statement of Cash Flow for the year ended December 31, 2010 resulted in positive cash flow of $1,872,049. This increase in liquidity has been based on Paradise, Inc.’s effort to reduce its year-end inventory value by over $2 million along with the Company’s elimination of $500,000 in long-term debt that was repaid in full during 2009.

In summary, Paradise, Inc.’s consolidated net sales increased 3.5% to $23,964,543 for 2010 compared to $23,153,794 for 2009. Net income after provision for income taxes was $698,138 or $1.34 earnings per share for 2010 compared to $409,804 or $.79 earnings per share for 2009.

Item 8. Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Paradise, Inc.
Plant City, FL 33563

We have audited the accompanying consolidated balance sheets of Paradise, Inc., and subsidiaries (“the Company”) as of December 31, 2011 and 2010 and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Paradise, Inc. and subsidiaries as of December 31, 2011 and 2010 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Respectfully submitted,

/s/ Pender Newkirk & Company LLP
PENDER NEWKIRK & COMPANY LLP

Certified Public Accountants
Tampa, Florida
March 26, 2012

PARADISE, INC.
AND SUBSIDIARIES

Consolidated Balance Sheets

ASSETS

	DECEMBER 31,
	2011	2010
CURRENT ASSETS:
Cash and Cash Equivalents	$7,468,908	$4,772,056
Accounts Receivable, Net of Allowance for Doubtful Accounts of $-0- and Allowance for Returns of $1,003,779 (2011) and $1,052,862 (2010)	2,579,362	3,619,735
Inventories	6,196,517	6,046,584
Prepaid Expenses and Other Current Assets	295,413	348,407
Deferred Income Tax Asset	234,912	225,942
Total Current Assets	16,775,112	15,012,724
PROPERTY, PLANT AND EQUIPMENT:
Net of Accumulated Depreciation of $18,505,964 (2011) and $17,998,537 (2010)	4,184,046	4,338,717
GOODWILL	413,280	413,280
CUSTOMER BASE AND NON-COMPETE AGREEMENT	565,632	691,517
OTHER ASSETS	222,663	183,609
TOTAL ASSETS	$22,160,733	$20,639,847

LIABILITIES AND STOCKHOLDERS’ EQUITY

	DECEMBER 31,
	2011	2010
CURRENT LIABILITIES:
Short-Term Debt	$313,246	$247,836
Accounts Payable	358,851	304,657
Accrued Expenses	1,218,289	1,235,523
Income Taxes Payable	370,678	152,009
Total Current Liabilities	2,261,064	1,940,025
DEFERRED INCOME TAX LIABILITY	165,891	147,354
Total Liabilities	2,426,955	2,087,379
STOCKHOLDERS’ EQUITY:
Common Stock, $.30 Par Value, 2,000,000 Shares Authorized, 583,094 Shares Issued and 519,600 Shares Outstanding	174,928	174,928
Capital in Excess of Par Value	1,288,793	1,288,793
Retained Earnings	18,824,521	17,643,211
Accumulated Other Comprehensive Loss	(281,245)	(281,245)
	20,006,997	18,825,687
Less: Common Stock in Treasury, at Cost, 63,494 Shares (2011 and 2010)	273,219	273,219
Total Stockholders’ Equity	19,733,778	18,552,468
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$22,160,733	$20,639,847

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements

PARADISE, INC.
AND SUBSIDIARIES

Consolidated Statements of Income and Comprehensive Income

	FOR THE YEARS ENDED DECEMBER 31,
	2011	2010
NET SALES	$24,862,470	$23,964,543
COSTS AND EXPENSES:
Cost of Goods Sold	18,398,537	18,391,066
Selling, General and Administrative Expenses	4,654,881	4,411,470
Interest Expense	8,764	32,954
Total Costs and Expenses	23,062,182	22,835,490
INCOME FROM OPERATIONS	1,800,288	1,129,053
OTHER INCOME – NET	128,109	—
INCOME BEFORE PROVISION FOR INCOME TAXES	1,928,397	1,129,053
PROVISION FOR INCOME TAXES	695,127	430,915
NET INCOME	1,233,270	698,138
OTHER COMPREHENSIVE INCOME:
Reclassification adjustment for losses realized on Sale of Marketable Equity Securities	—	34,221
COMPREHENSIVE INCOME	$1,233,270	$732,359
EARNINGS PER SHARE:
Basic	$2.37	$1.34
Diluted	$2.37	$1.34

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements

PARADISE, INC.
AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity
For the Years Ended December 31, 2011 and 2010

	COMMON STOCK	CAPITAL IN EXCESS OF PAR VALUE	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE LOSS	TREASURY STOCK	TOTAL
Balance, December 31, 2009	$174,928	$1,288,793	$16,971,041	$(315,466)	$(276,919)	$17,842,377
Cash Dividends Declared, $.05 per Share			(25,968)			(25,968)
Sale of Treasury Stock					3,700	3,700
Reclassification adjustment for losses realized on Sale of Marketable Equity Securities				34,221		34,221
Net Income			698,138			698,138
Balance, December 31, 2010	174,928	1,288,793	17,643,211	(281,245)	(273,219)	18,552,468
Cash Dividends Declared, $.10 per Share			(51,960)			(51,960)
Net Income			1,233,270			1,233,270
Balance, December 31, 2011	$174,928	$1,288,793	$18,824,521	$(281,245)	$(273,219)	$19,733,778

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements

PARADISE, INC.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	FOR THE YEARS ENDED DECEMBER 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$1,233,270	$698,138
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Stock Compensation	—	3,700
Provision for Sales Returns	(49,083)	(231,749)
Provision for Estimated Inventory Returns	(34,493)	408,591
Provision for Deferred Income Taxes	9,567	(8,521)
Depreciation and Amortization	657,496	708,762
Loss on Sale of Marketable Securities	—	34,221
Changes in Assets and Liabilities:
Accounts Receivable	1,089,456	(1,598,080)
Inventories	(115,440)	1,751,069
Prepaid Expenses and Other Current Assets	52,994	14,787
Other Assets	(60,445)	(8,501)
Accounts Payable	54,194	(481,596)
Accrued Expenses	(17,234)	363,251
Income Taxes Payable	218,669	114,979
Net Cash Provided by Operating Activities	3,038,951	1,769,051
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Property, Plant and Equipment	(359,401)	(155,184)
Proceeds from Sale of Marketable Equity Securities	—	106,700
Increase in Cash Surrender Value of Life Insurance	3,852	13,193
Net Cash Used in Investing Activities	(355,549)	(35,291)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net Proceeds from Short-Term Debt	65,410	60,917
Principal Payments on Long-Term Debt	—	(11,716)
Dividends Paid	(51,960)	(25,968)
Net Cash Provided by Financing Activities	13,450	23,233

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements

PARADISE, INC.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)

	FOR THE YEARS ENDED DECEMBER 31,
	2011	2010
NET INCREASE IN CASH AND CASH EQUIVALENTS	2,696,852	1,756,993
CASH AND CASH EQUIVALENTS, at Beginning of Year	4,772,056	3,015,063
CASH AND CASH EQUIVALENTS, at End of Year	$7,468,908	$4,772,056
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash Paid During the Year for:
Interest	$8,764	$32,954
Income Taxes	$466,891	$349,392

DISCLOSURE OF ACCOUNTING POLICY:

For purposes of the Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements

PARADISE, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

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

Management considers the remaining accounts receivable to be fully collectible; accordingly, no allowance for doubtful accounts has been established as of December 31, 2011 and 2010. If accounts become uncollectible, they will be charged to operations when that determination is made. The Company does not have a policy to charge interest on past due amounts. Accounts Receivable are considered past due based on invoice terms. The Company recognizes revenue upon the shipment of goods to its customers.

Inventories

Inventories are valued at the lower of cost (first-in, first-out) or market. Cost includes material, labor, factory overhead and depreciation.

PARADISE, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

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

Marketable Equity Securities and Deferred Compensation

The Company held marketable equity securities as a trustee under the terms of a trust agreement to provide compensation benefits to two key executives upon retirement. The investments in the trusts are subject to the claims of the Company’s general creditors; therefore, the Company is treated as the owner of the trusts. The remaining marketable equity securities were sold during the year ended December 31, 2010, in accordance with the trust agreement, and the proceeds were remitted to the executive. There was no deferred compensation at December 31, 2011 and 2010.

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

Goodwill

Goodwill totaling $413,280 represents the excess purchase price over the fair value of the net assets acquired in the acquisition of Mastercraft Products Corporation. These costs are reviewed for impairment at least annually or more frequently upon the occurrence of an event or when circumstances indicate that goodwill may be impaired. During the years ended, December 31, 2011 and 2010, the Company determined that its goodwill was not impaired.

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
DECEMBER 31, 2011 AND 2010

NOTE 1: SIGNIFICANT ACCOUNTING POLICIES  – (continued)

Other Identifiable Intangible Assets

Identifiable intangible assets included in Other Assets consist of debt issue costs.

Debt issue costs, amounted to approximately $36,000 and $34,500 as of December 31, 2011 and 2010, respectively, and are amortized over the two year term of the agreement.

The Company’s identifiable intangible assets are reviewed for potential impairment whenever events or circumstances indicate that the carrying amounts may not be recoverable. During the years ended, December 31, 2011 and 2010, the Company determined that its identifiable intangible assets were not impaired.

Amortization expense of intangible assets subject to amortization for the years ended December 31, 2011 and 2010 was $143,424 and $143,262, respectively.

Accumulated amortization for the same periods totaled $701,368 (2011) and $592,499 (2010), respectively.

Future amortization expense is anticipated to be as follows:

2012	$143,885
2013	$134,885
2014	$125,885
2015	$125,885
2016	$62,092

Selling Expenses

The Company considers freight delivery costs to be selling expenses and has included $634,065 (2011) and $491,476 (2010) in selling, general and administrative expenses in the accompanying statements of income.

Advertising Expenses

The Company expenses advertising costs in the year they are incurred. Advertising expenses totaled $138,061 (2011) and $144,603 (2010) and are included in selling, general and administrative expenses in the accompanying statements of income.

Employee Benefit Plan

The Company has a 401(k) retirement plan for all eligible employees. Eligibility requirements for employees are based on completing 1,000 hours of service by the end of the first twelve months of consecutive employment and being at least 21 years old. Employee contributions are voluntary and subject to Internal Revenue Service limitations. The Company provides a matching contribution subject to annual review of the Company’s financial performance. For the years ended December 31, 2011 and 2010, the Company incurred $28,847 and $21,090, respectively, in 401(k) expense.

Earnings Per Share

Basic and diluted earnings per common share are based on the weighted average number of shares outstanding and assumed to be outstanding of 519,600 and 519,496 shares at December 31, 2011 and 2010, respectively. There are no dilutive securities outstanding at December 31, 2011 and 2010.

Reclassifications

Certain prior period amounts have been reclassified to conform with the current period presentation.

PARADISE, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE 1: SIGNIFICANT ACCOUNTING POLICIES  – (continued)

Impact of Recently Issued Accounting Pronouncements

The Company’s management does not believe that any recent codified pronouncements by the Financial Accounting Standards Board (“FASB”) will have a material impact on the Company’s current or future consolidated financial statements.

NOTE 2: INVENTORIES

	2011	2010
Supplies	$165,501	$158,157
Raw Materials	2,048,954	1,803,470
Work in Progress	558,899	864,689
Finished Goods	3,423,163	3,220,268
Total	$6,196,517	$6,046,584

Included in Finished Goods inventory are estimated returns related to the Provision for Sales Returns totaling $735,517 (2011) and $701,024 (2010).

Substantially all inventories are pledged as collateral for certain short-term obligations.

NOTE 3: PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	2011	2010
Land and Improvements	$656,040	$656,040
Buildings and Improvements	7,053,066	7,053,066
Machinery and Equipment	14,980,904	14,628,148
Total	22,690,010	22,337,254
Less: Accumulated Depreciation	18,505,964	17,998,537
NET	$4,184,046	$4,338,717

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

Depreciation expense for the years ended December 31, 2011 and 2010 was $514,072 and $565,500, respectively.

NOTE 4: INVESTMENT IN MARKETABLE EQUITY SECURITIES

Available for sale securities were carried in the consolidated financial statements at fair value. In accordance with Accounting Standards Codification Topic 820, “Fair Value Measurements and Disclosures” (“ASC Topic 820”), fair value is based on quoted market prices in active markets (Level 1). During the year ended December 31, 2010, the Company sold available for sale securities for total proceeds of approximately $106,700, resulting in gross realized losses of approximately $34,000.

PARADISE, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE 5: SHORT-TERM DEBT

	2011	2010
Letters of credit and other short-term debt under a revolving line of credit with a bank.	$313,246	$247,836
TOTAL	$313,246	$247,836

The Company has a revolving loan agreement with a financial institution with a maximum limit of $12,000,000 and a borrowing limit of 80% of the Company’s eligible receivables plus 50% of the Company’s eligible inventory. This agreement is secured by all of the assets of the Company and matures on June 30, 2013. Interest is payable monthly at the bank’s LIBOR rate plus 1.9% or a floor rate of 3%, whichever is greater (3% at December 31, 2011 and 2010).

This agreement requires that certain conditions are met for the Company to continue borrowing, including debt service coverage and debt to equity ratios and other financial covenants including an agreement not to encumber a mortgage on the property and improvement without bank approval. The Company was in compliance with these covenants at December 31, 2011 and 2010.

NOTE 6: OPERATING LEASES

The Company leases certain automobiles and office equipment under operating leases ranging in length from thirty-six to sixty months. Lease payments charged to operations amounted to $77,571 (2011) and $94,235 (2010), respectively.

At December 31, 2011, future minimum payments required under leases with terms greater than one year are as follows:

Years Ending December 31,	Operating Leases
2012	$59,485
2013	46,546
2014	20,890
2015	11,148
2016	2,516
Total Minimum Lease Payments	$140,585

NOTE 7: ACCRUED EXPENSES

	2011	2010
Accrued Payroll and Bonuses	$658,141	$568,719
Accrued Brokerage Payable	232,259	255,415
Other Accrued Expenses	38,400	44,878
Coupon Reimbursement	60,000	60,000
Accrued Credit Due to Customers	229,489	259,853
Accrued Insurance Payable	—	46,658
Total	$1,218,289	$1,235,523

PARADISE, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE 8: PROVISION FOR FEDERAL AND STATE INCOME TAXES

The provisions for income taxes are comprised of the following amounts:

	2011	2010
Current:
Federal	$585,771	$375,200
State	99,788	64,235
	685,559	439,435
Deferred:
Federal	8,644	(7,698)
State	924	(822)
	9,568	(8,520)
Total Provision for Income Taxes	$695,127	$430,915

A reconciliation of the differences between the tax provisions attributable to income from continuing operations and the tax provision at statutory Federal income tax rate follows:

	2011	2010
Income Taxes Computed at Statutory Rate	$655,655	$383,878
State Income Tax, Net of Federal Income Tax Benefit	70,001	40,985
Other, Net	(30,529)	6,052
Provision for Income Taxes	$695,127	$430,915

The Company recognizes deferred tax assets and liabilities for future tax consequences of events that have been previously recognized in the Company’s consolidated financial statements or tax returns. The measurement of deferred tax assets and liabilities is based on provisions of the enacted tax law; the effects of future changes in tax laws or rates are not anticipated.

Significant components of the Company’s deferred tax assets and liabilities at December 31, 2011 and 2010 were:

	2011	2010
Deferred Tax Assets resulting from:
Inventory Valuation	$138,163	$129,996
Allowance for Sales Returns and Related Provision for:
Return of Finished Goods	96,749	95,946
Total Deferred Tax Assets	234,912	225,942
Deferred Tax Liabilities resulting from:
Tax over Book Depreciation	(165,891)	(147,354)
Net Deferred Tax Asset	$69,021	$78,588
The Net Deferred Tax Asset is reflected in the Balance Sheet under these captions:
Current Deferred Income Tax Asset	$234,912	$225,942
Long-Term Deferred Income Tax Liability	(165,891)	(147,354)
	$69,021	$78,588

PARADISE, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE 8: PROVISION FOR FEDERAL AND STATE INCOME TAXES  – (continued)

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

Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the determination of the ultimate tax effects is uncertain. We record our tax provision based on current and future income taxes that will be due. In the determination of our provision, we have taken certain tax positions in the consideration of the effects of income and expenses that have been recognized and included in the accompanying consolidated financial statements that may or may not be recognized in the determination of current or future income taxes. We record a liability for these unrecognized tax benefits when we believe that certain positions might be challenged despite our belief that our tax return positions are fully supportable. We review our liability for unrecognized tax benefits quarterly and adjust it in light of changing facts and circumstances, such as the outcome of tax audit. We are subject to income tax audits by the Internal Revenue Service and the State of Florida for the years 2008 – 2011.

As of December 31, 2011 and 2010, we do not expect that any of the tax positions taken by the Company for the tax periods open to audit, if challenged, would result in a significant tax liability.

NOTE 9: STOCK COMPENSATION

During the year ended December 31, 2010, the Company issued 250 shares of common stock in treasury to one of the Company’s officers in exchange for services rendered totaling $3,700. There was no stock compensation during the year ended December 31, 2011.

NOTE 10: BUSINESS SEGMENT DATA

The Company’s operations are conducted through two business segments. These segments, and the primary operations of each, are as follows:

BUSINESS SEGMENT	OPERATION
Candied Fruit	Production of candied fruit, a basic fruitcake ingredient, sold to manufacturing bakers, institutional users, and retailers for use in home baking. Also, based on market conditions, the processing of frozen strawberry products, for sale to commercial and institutional users such as preservers, dairies, drink manufacturers, etc.
Molded Plastics	Production of plastics containers and other molded plastics for sale to various food processors and others.

	YEAR ENDED 2011	YEAR ENDED 2010
NET SALES IN EACH SEGMENT
Candied Fruit:
Sales to Unaffiliated Customers	$17,107,763	$16,318,866
Molded Plastics:
Sales to Unaffiliated Customers	7,754,707	7,645,677
Net Sales	$24,862,470	$23,964,543

PARADISE, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE 10: BUSINESS SEGMENT DATA  – (continued)

	YEAR ENDED 2011	YEAR ENDED 2010
THE OPERATING PROFIT OF EACH SEGMENT IS LISTED BELOW
Candied Fruit	$4,507,921	$3,859,401
Molded Plastics	2,084,121	1,714,076
Operating Profit of Segments	6,592,042	5,573,477
General Corporate Expenses, Net	(4,614,634)	(4,363,251)
General Corporate Depreciation and Amortization Expense	(40,247)	(48,219)
Interest Expense	(8,764)	(32,954)
Income Before Provision for Income Taxes	$1,928,397	$1,129,053

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

	YEAR ENDED 2011	YEAR ENDED 2010
Identifiable Assets of Each Segment are Listed Below:
Candied Fruit	$8,554,261	$10,101,944
Molded Plastics	4,621,774	4,155,835
Identifiable Assets	13,176,035	14,257,779
General Corporate Assets	8,984,698	6,382,068
Total Assets	$22,160,733	$20,639,847

Included in Identifiable Assets of the Molded Plastics Segment is goodwill totaling $413,280 at both December 31, 2011 and 2010.

Identifiable assets by segment are those assets that are principally used in the operations of each segment. General corporate assets are principally cash, land and buildings.

	YEAR ENDED 2011	YEAR ENDED 2010
Depreciation and Amortization Expense of Each Segment are Listed Below:
Candied Fruit	$451,349	$429,922
Molded Plastics	165,900	230,621
Segment Depreciation and Amortization Expense	617,249	660,543
General Corporate Depreciation and Amortization Expense	40,247	48,219
Total Depreciation and Amortization Expense	$657,496	$708,762

PARADISE, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE 10: BUSINESS SEGMENT DATA  – (continued)

	YEAR ENDED 2011	YEAR ENDED 2010
Capital Expenditures of Each Segment are Listed Below:
Candied Fruit	$121,308	$57,583
Molded Plastics	180,730	38,804
Segment Capital Expenditures	302,038	96,387
General Corporate Capital Expenditures	57,363	58,797
Total Capital Expenditures	$359,401	$155,184

The Company conducts operations only within the United States. Foreign sales are insignificant; primarily all sales are to domestic companies.

NOTE 11: MAJOR CUSTOMERS

During 2011, the Company derived approximately 15% and 10% of its consolidated revenues from Wal-Mart Stores, Inc. and Aqua Cal, Inc., respectively. During 2010, the Company derived 18% and 10% of its consolidated revenue from Wal-Mart Stores, Inc. and Aqua Cal, Inc., respectively. As of December 31, 2011 and 2010, Wal-Mart Stores, Inc.’s accounts receivable balance represented 57% and 83% of total accounts receivable, respectively, and Aqua Cal, Inc.’s accounts receivable balance represented 17% and 14% of total accounts receivable at December 31, 2011 and 2010, respectively.

NOTE 12: CONCENTRATION OF CREDIT RISK

Cash is maintained at a major financial institution and, at times, balances may exceed federally insured limits. The Company has never experienced any losses related to these balances. All of the Company’s non-interest bearing cash balances were fully insured at December 31, 2011 and 2010 due to a temporary federal program in effect from December 31, 2010 through December 31, 2012. Under the program, there is no limit to the amount of insurance for eligible accounts. Beginning 2013, insurance coverage will revert to $250,000 per depositor at each financial institution, and the Company’s non-interest bearing cash balances may again exceed federally insured limits. The Company’s interest-bearing amounts on deposit in excess of federally insured limits at December 31, 2010 approximated $4,051,000. The Company did not have any interest-bearing accounts at December 31, 2011.

NOTE 13: SUBSEQUENT EVENT

On February 23, 2012, Paradise, Inc. declared a regular dividend of $.20 per share to stockholders of record at April 13, 2012.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of our year ended December 31, 2011 pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of our year ended December 31, 2011, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the year ended December 31, 2011 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting. During the year, a weakness in internal control over the timing of issuing credit memos for products returned into inventory was observed. This weakness did not have a material effect on the Company’s December 31, 2011 and 2010 audited consolidated financial statements. Procedures during the first quarter of 2011 have been established to ensure the timeliness of issuing credit memos when products are returned.

Management’s Annual Report on Internal Control over Financial Reporting

Our management, under the supervision and with the participation of our President and Chief Executive Officer and our Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. Management’s evaluation was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Our internal control over financial reporting includes those policies and procedures that:

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

Based on the COSO criteria and our management’s evaluation, our management believes our internal control over financial reporting as of December 31, 2010 were ineffective due to the Company’s controls over credit memos. During 2010, the Company observed a material weakness in internal control over the timing of issuing credit memos for products returned into inventory. This weakness did not have a material effect on the Company’s December 31, 2011 and 2010 audited consolidated financial statements. Procedures were established during the first quarter of 2011 to ensure that credit memos for products returned will be issued in a timely manner.

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

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors of the Registrant

Melvin S. Gordon —	CEO, Chairman and Director of the Registrant, 78 years old. Term of office will expire at next stockholders’ meeting. Officer with Registrant past 47 years.
Eugene L. Weiner —	Vice-President of the Registrant, 80 years old. Term of office will expire at next stockholders’ meeting. Officer with Registrant past 46 years. (See note on page III-1)
Randy S. Gordon —	President of the Registrant, 56 years old. Term of office will expire at next stockholders’ meeting. Employee or officer of Registrant past 33 years.
Tracy W. Schulis —	Senior Vice-President and Secretary of the Registrant, 54 years old. Term of office will expire at next stockholders’ meeting. Employee or officer of Registrant past 32 years.
Mark H. Gordon —	Executive Vice-President of the Registrant, 49 years old. Term of office will expire at next stockholders’ meeting. Employee or Officer of Registrant past 26 years.

Executive Officers of the Registrant

Melvin S. Gordon —	CEO, Chairman and Director, 78 years old. Term of office will expire at next annual directors’ meeting. Officer with Registrant past 47 years.
Eugene L. Weiner —	Vice-President, 80 years old. Term of office will expire at next annual directors’ meeting. Officer with Registrant past 46 years.
Randy S. Gordon —	President, 56 years old. Term of office will expire at next annual directors’ meeting. Employee or officer of Registrant past 33 years.
Tracy W. Schulis —	Senior Vice-President and Secretary, 54 years old. Term of office will expire at next annual directors’ meeting. Employee or officer of Registrant past 32 years.
Mark H. Gordon —	Executive Vice-President, 49 years old. Term of office will expire at next annual directors’ meeting. Employee or Officer of Registrant past 26 years.
Jack M. Laskowitz —	CFO and Treasurer, 55 years old. Term of office will expire at next annual directors’ meeting. Employee or officer with Registrant past 11 years.

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

III-1

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

Item 11. Executive Compensation

(a) and (b) The following summary compensation table sets forth all remuneration paid or accrued by the Company and its subsidiaries for the years ended December 31, 2011 and 2010 to its Chief Executive Officer and the four other highest paid executive officers whose total remuneration exceeded $100,000.

	COMPENSATION			ALL OTHER COMPENSATION(1)(2)
NAME AND PRINCIPAL POSITION	YEAR	SALARY	BONUS
Melvin S. Gordon, Chief Exec. Officer	2011	$318,968	$95,863	$4,240
	2010	318,968	77,685	3,635
Randy S. Gordon, President	2011	202,070	89,068	29,020
	2010	202,070	66,310	14,406
Tracy W. Schulis, Senior Vice-President and Secretary	2011	202,070	94,100	43,303
	2010	202,070	67,758	18,519
Mark H. Gordon, Executive Vice-President	2011	202,070	84,724	17,275
	2010	202,070	64,210	8,849
Jack M. Laskowitz, Chief Financial Officer	2011	112,121	42,256	13,814
	2010	112,121	32,472	10,529

NOTES TO THE ABOVE TABLE

1.	Includes personal use of Company automobiles and PS-58 costs.
2.	All Other Compensation includes life insurance premiums paid on behalf of the officers in accordance with the Company’s 162 bonus plan along with matching contributions provided for by the Company’s 401(k) Retirement Savings Plan.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)	The following table sets forth as of December 31, 2011, information concerning the beneficial ownership of the common stock of the Company by the persons who own, are known by the company to own, or who the Company has been advised have filed with the S.E.C. declarations of beneficial ownership, of more than 5% of the outstanding common stock.

NAME AND ADDRESS OF BENEFICIAL OWNER	TITLE OF CLASS	AMOUNT & NATURE OF BENEFICIAL OWNERSHIP(1)	PERCENT OF CLASS
Melvin S. Gordon 2611 Bayshore Blvd. Tampa, Florida	Common	192,742(1)	37.1%
TOTAL		192,742	37.1%

(1)	Includes 141,760 shares owned by the Helen A. Weaner Family Partnership, Ltd., control of which Mr. Gordon shares with his wife as Trustees.

III-2

(b)	Beneficial ownership of common stock held by all directors and officers of the Company as a group:

	TITLE OF CLASS	AMOUNT & NATURE OF BENEFICIAL OWNERSHIP(1)		PERCENT OF CLASS
Directors and Officers as a Group	Common	217,947		41.9%
Melvin S. Gordon	Common	192,742	(2)	37.1%
Eugene L. Weiner	Common	307		0
Randy S. Gordon	Common	7,400		1.4
Tracy W. Schulis	Common	8,648		1.7
Mark H. Gordon	Common	8,600		1.7
Jack M. Laskowitz	Common	250		0

(1)	The nature of the beneficial ownership for all shares is sole voting and investment power.
(2)	Includes 141,760 shares owned by the Helen A. Weaner Family Partnership, Ltd., control of which Mr. Gordon shares with his wife as Trustees.
(c)	The Company knows of no contractual arrangements which may at a subsequent date result in a change in control of the Company.

Item 13. Certain Relationships, Related Transactions and Director Independence

None

Item 14. Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed for professional services rendered by Pender Newkirk & Company LLP for the audit of the Company’s annual consolidated financial statements and review of consolidated financial statements included in the Company’s Forms 10-Q for fiscal years 2011 and 2010 were $156,634 and $121,500, respectively. At the time of this filing, not all audit fees had been billed for the 2011 fiscal year. No other fees were paid to Pender Newkirk & Company LLP.

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

March 26, 2012	PARADISE, INC.
Date
/s/ Melvin S. Gordon Melvin S. Gordon CEO, Chairman and Director

In accordance with the Exchange Act this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

/s/ Melvin S. Gordon Melvin S. Gordon	CEO, Chairman and Director	March 26, 2012 Date
/s/ Eugene L. Weiner Eugene L. Weiner	Vice-President and Director	March 26, 2012 Date
/s/ Randy S. Gordon Randy S. Gordon	President and Director	March 26, 2012 Date
/s/ Tracy W. Schulis Tracy W. Schulis	Senior Vice-President, Secretary and Director	March 26, 2012 Date
/s/ Mark H. Gordon Mark H. Gordon	Executive Vice-President and Director	March 26, 2012 Date
/s/ Jack M. Laskowitz Jack M. Laskowitz	CFO and Treasurer	March 26, 2012 Date

III-4