Form 10-Q
period 2012-03-31
PARADISE INC
filed 2012-05-15
CIK 76149

FORM 10-Q

______________

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Act of 1934.

For the quarterly period ended March 31, 2012

or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Act of 1934.

Commission File No. 0-3026

__________________

PARADISE, INC.

________________

INCORPORATED IN FLORIDA

I.R.S. EMPLOYER IDENTIFICATION NO. 59-1007583

1200 DR. MARTIN LUTHER KING, JR. BLVD.,

PLANT CITY, FLORIDA 33563

(813) 752-1155

__________________

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

The number of shares outstanding of each of the issuer’s classes of common stock as of May 15, 2012 was 519,600 shares.

PARADISE, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

INDEX

		PAGE
PART I.	FINANCIAL INFORMATION

	ITEM 1.

	CONSOLIDATED BALANCE SHEETS:

	Assets

	As of March 31, 2012 (Unaudited), December 31, 2011 and March 31, 2011 (Unaudited)	2

	Liabilities and Stockholders’ Equity

	As of March 31, 2012 (Unaudited), December 31, 2011 and March 31, 2011 (Unaudited)	3

	CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED):

	For the three-month periods ended March 31, 2012 and 2011	4

	CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED):

	For the three-month periods ended March 31, 2012 and 2011	5

	NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)	6-8

	ITEM 2.

	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
	CONDITION AND RESULTS OF OPERATIONS	9-12

	ITEM 3.

	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK – N/A	12

	ITEM 4.

	CONTROLS AND PROCEDURES	12

PART II.	OTHER INFORMATION

	ITEMS 1 – 6.	13

SIGNATURES		14

PARADISE, INC.

COMMISSION FILE NO. 0-3026

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PARADISE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	AS OF	AS OF	AS OF
	MARCH 31,	DECEMBER 31,	MARCH 31,
	2012	2011	2011
	(UNAUDITED)		(UNAUDITED)
ASSETS

CURRENT ASSETS:

Cash	$5,532,943	$7,468,908	$4,464,427
Accounts Receivable,
Less, Allowances of $0 (03/31/12),
$1,003,779 (12/31/11) and $0 (03/31/11)	1,926,687	2,579,362	2,043,199
Inventories:
Raw Materials	3,766,404	2,214,455	3,806,968
Work in Process	7,449	558,899	22,189
Finished Goods	4,951,215	3,423,163	4,445,682
Deferred Income Tax Asset	234,912	234,912	294,721
Prepaid Expenses and Other Current Assets	195,868	295,413	157,709

Total Current Assets	16,615,478	16,775,112	15,234,895

Property, Plant and Equipment,
Less, Accumulated Depreciation of
$18,628,310 (03/31/12), $18,505,964 (12/31/11)
and $18,130,547 (03/31/11)	4,072,874	4,184,046	4,280,263
Goodwill	413,280	413,280	413,280
Customer Base and Non-Compete Agreement	534,161	565,632	660,046
Other Assets	269,622	222,663	183,261
TOTAL ASSETS	$21,905,415	$22,160,733	$20,771,745

See Accompanying Notes to these Consolidated Financial Statements (Unaudited)

	AS OF	AS OF	AS OF
	MARCH 31,	DECEMBER 31,	MARCH 31,
	2012	2011	2011
	(UNAUDITED)		(UNAUDITED)
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Letter of Credit	$631,230	$313,246	$861,853
Accounts Payable	769,648	358,851	954,206
Accrued Liabilities	531,387	1,218,289	420,038
Income Taxes Payable	47,366	370,678	-

Total Current Liabilities	1,979,631	2,261,064	2,236,097

DEFERRED INCOME TAX LIABILITY	165,891	165,891	147,354

Total Liabilities	2,145,522	2,426,955	2,383,451

STOCKHOLDERS’ EQUITY:
Common Stock: $0.30 Par Value,
2,000,000 Shares Authorized,
583,094 Shares Issued,
519,600 Shares Outstanding	174,928	174,928	174,928
Capital in Excess of Par Value	1,288,793	1,288,793	1,288,793
Retained Earnings	18,850,636	18,824,521	17,479,037
Accumulated Other Comprehensive Loss	(281,245)	(281,245)	(281,245)
Treasury Stock, at Cost,
63,494 Shares	(273,219)	(273,219)	(273,219)

Total Stockholders’ Equity	19,759,893	19,733,778	18,388,294

TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY	$21,905,415	$22,160,733	$20,771,745

PARADISE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	FOR THE THREE MONTHS ENDED
	MARCH 31,
	2012	2011

Net Sales	$3,268,870	$2,618,939

Costs and Expenses:
Cost of Goods Sold	2,287,495	2,112,351
Selling, General and Administrative Expense	805,525	805,860
Amortization Expense	35,971	35,790

Total Costs and Expenses	3,128,991	2,954,001

Income (Loss) from Operations	139,879	(335,062)

Other Income	76,844	154,069

Income (Loss) Before Income Taxes	216,723	(180,993)

Income Tax (Expense) Benefit	(86,688)	68,779

Net Income (Loss)	$130,035	$(112,214)

Income (Loss) per Common Share (Basic and Diluted)	$0.25	$(0.22)

Dividend per Common Share	$0.20	$0.10

See Accompanying Notes to these Consolidated Financial Statements (Unaudited)

PARADISE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	FOR THE THREE MONTHS ENDED
	MARCH 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$130,035	$(112,214)
Adjustments to Reconcile Net Income (Loss) to Net Cash
Used in Operating Activities:
Depreciation and Amortization	158,315	167,798
Provision for Deferred Income Taxes	-	(68,779)
Decrease (Increase) in:
Accounts Receivable	652,675	1,576,537
Inventories	(2,528,551)	(2,228,255)
Prepaid Expenses	99,545	190,697
Other Assets	(51,459)	(3,971)
Increase (Decrease) in:
Accounts Payable	410,798	649,551
Accrued Expense	(790,822)	(867,446)
Income Taxes Payable	(323,312)	(152,009)

Net Cash Used in Operating Activities	(2,242,776)	(848,091)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Property and Equipment	(11,173)	(73,555)

Net Cash Used in Investing Activities	(11,173)	(73,555)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Proceeds from Letter of Credit	317,984	614,017

Net Cash Provided by Financing Activities	317,984	614,017

NET DECREASE IN CASH	(1,935,965)	(307,629)

CASH, AT BEGINNING OF PERIOD	7,468,908	4,772,056

CASH, AT END OF PERIOD	$5,532,943	$4,464,427

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
Income Tax	$410,000	$128,000

Noncash financing activity:
Dividends Declared	$103,920	$51,960

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

The information furnished herein reflects all adjustments and accruals that management believes is necessary to fairly state the operating results for the respective periods. The notes to the unaudited consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company’s Form 10-K for the year ended December 31, 2011. The Company’s management believes that the disclosures are sufficient for interim financial reporting purposes.

Consumer demand for glace’ fruit product is traditionally strongest during the Thanksgiving and Christmas season. Almost 80% of glace’ fruit product sales are recorded during an eight to ten week period beginning in mid September. Therefore, the operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the current year.

Certain minor reclassifications have been made to the consolidated unaudited statements of operations for the quarter ended March 31, 2011 to conform to the classifications used for the quarter ended March 31, 2012.

NOTE 2	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

NOTE 3	EARNINGS (LOSS) PER COMMON SHARE

Basic and diluted earnings (loss) per common share are based on the weighted average number of shares outstanding and assumed to be outstanding of 519,600. There are no dilutive securities outstanding.

PARADISE, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

NOTE 4	BUSINESS SEGMENT DATA

The Company’s operations are conducted through two business segments. These segments, and the primary operations of each, are as follows:

Business Segment	Operation

Fruit	Production of candied fruit, a basic fruitcake ingredient, sold to manufacturing bakers, institutional users, and retailers for use in home baking. Also, based on market conditions, the processing of frozen strawberry products, for sale to commercial and institutional users such as preservers, dairies, drink manufacturers, etc.

Molded Plastics	Production of plastics containers and other molded plastics for sale to various food processors and others.

	March 31,	March 31,
	2012	2011
Net Sales in Each Segment

Fruit:
Sales to Unaffiliated Customers	$876,809	$557,403

Molded Plastics:
Sales to Unaffiliated Customers	2,392,061	2,061,536

Net Sales	$3,268,870	$2,618,939

For the three month period ended March 31, 2012 and 2011, sales of frozen strawberry products totaled $465,887 and $293,421, respectively.

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

PARADISE, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

NOTE 4	BUSINESS SEGMENT DATA (CONTINUED)

	March 31,	March 31,
	2012	2011
Identifiable Assets of Each Segment
are Listed Below:

Fruit	$9,739,581	$9,797,282

Molded Plastics	5,182,183	5,144,684

Identifiable Assets	14,921,764	14,941,966

General Corporate Assets	6,983,651	5,829,779

Total Assets	$21,905,415	$20,771,745

Identifiable assets by segment are those assets that are principally used in the operations of each segment. General corporate assets are principally cash, land and buildings, and investments.

PARADISE, INC.

COMMISSION FILE NO. 0-3026

PART I.	FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward–Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact should be considered “forward-looking statements” for the purpose of these provisions, including statements that include projections of, or expectations about, earnings, revenues or other financial items, statements about our plans and objectives for future operations, statements concerning proposed new products or services  , statements regarding future economic conditions or performance, statements concerning our expectations regarding the attraction and retention of customers, statements about market risk and statements underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of such terminology as “may”, “will”, “expects”, “potential”, or “continue”, or the negative thereof or other similar words. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we can give no assurance that such expectations or any of our forward-looking statements will prove to be correct. Actual results and developments are likely to be different from, and may be materially different from, those expressed or implied by our forward-looking statements. Forward-looking statements are subject to inherent risks and uncertainties.

Overview

Paradise, Inc.’s main business segment, glace’ fruit, a prime ingredient of fruitcakes and other holiday confections, represented 68.9% of total net sales during 2011. These products are sold to manufacturing bakers, institutional users, supermarkets and other retailers throughout the country. Consumer demand for glace’ fruit product is traditionally strongest during the Thanksgiving and Christmas season. Almost 80% of glace’ fruit product sales are recorded during an eight to ten week period beginning in mid September.

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

The First Quarter

Paradise, Inc.’s fruit segment net sales were $876,809 for the first quarter of 2012 compared to $557,403 for the similar reporting period of 2011, representing a 57.3% increase. The primary reason for this increase was due to the sale of finished strawberry products produced exclusively for a local Plant City, Florida distributor during a short window of time in late March and early April of each year. For a negotiated fee, i.e. tolling charge, Paradise, Inc. will receive and process fresh strawberries through its facilities on behalf of this distributor. Tolling charges as of March 31, 2012 increased by 58.8% to $465,887 compared to $293,421 as of March 31, 2011. Paradise, Inc.’s other fruit segment sales during the first quarter of 2012 are primarily comprised of bulk fruit orders received and shipped to supermarkets and manufacturing bakeries leading up to and through the traditional Easter holiday season.

Paradise Plastics, Inc.’s sales to unaffiliated customers for the first quarter of 2012 increased to $2,392,061 compared to $2,061,536 for the similar reporting period of 2011, representing a 16.0% increase. Plastics sales continued to improve as orders received and shipped to existing long-term customers within the commercial and home construction industry have increased over the past several quarters. In addition, as previously reported, management’s effort to expand plastics sales to other markets, such as electronics, military and medical technologies have been successful in offsetting the slowdown in the industry over the past several years.

Consolidated cost of sales as a percentage of net sales decreased 10.7% for the first quarter of 2012 compared to the similar reporting period of 2011. However, with more than 95% of the Company’s glace’ fruit production yet to commence as of March 31, 2012, no reasonable estimate or trend in cost of sales may be developed for the current quarterly filing.

Selling, general & administrative expenses totaled $805,525 for the first quarter of 2012 compared to $805,860 for the similar reporting period of 2011 as increases in cost to attend various trade shows were offset by decreases in expenses related to professional fees for legal and audit services.

Other Significant Items

Other Income for the first quarter of 2012 totaled $76,844 and was primarily related to sales of recycled plastics materials. In comparison, for the similar reporting period of 2011, Other Income totaled $154,069. This amount, as previously filed in the Company’s first quarter filing for 2011, was related to the receipt of $150,000 from a former supplier to settle a disagreement dating back to September, 2004. All legal expenses incurred by Paradise, Inc. to settle this matter were paid during the first quarter of 2011.

Inventory as of March 31, 2012 was $8,725,068 compared to $8,274,839 representing an increase of $450,229 or 5.4% and is primarily due to a timing difference as the receipt of various raw fruit materials were received in March of 2012 compared to April of 2011.

PARADISE, INC.

COMMISSION FILE NO. 0-3026

PART I.	FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Other Significant Items (Continued)

We finance our ongoing operations primarily with cash provided by our operating activities. Our principal sources of liquidity are our cash flows provided by operating activities, our existing cash, and a line of credit facility. At March 31, 2012 and December 31, 2011, we had $5.5 million and $7.5 million, respectively, in cash. Additionally, we have a revolving line of credit with a maximum limit of $12 million and a borrowing limit of 80% of the Company’s eligible receivables plus 50% of the Company’s eligible inventory, of which $631,230 and $313,246 was outstanding at March 31, 2012 and December 31, 2011, respectively. The line of credit agreement expires in June 2013. Net cash used in operating activities decreased from $848,091 for the quarter ended March 31, 2011 to $2,242,776 for the quarter ended March 31, 2012. The primary reasons for this decrease are as follows; income tax payments made during the first quarter of 2012 were $280,000 greater than the first quarter of 2011; payments for the purchase of inventory increased $300,296 and the timing of Accounts Receivable payments received from Paradise, Inc.’s customers during the first quarter of 2012 were $925,365 less than the similar reporting period of 2011. Net cash provided by financing activities decreased from $614,017 for the quarter ended March 31, 2011 to $317,984 for the quarter ended March 31, 2012. This change is primarily due to timing of pineapple purchases.

Summary

Paradise, Inc.’s consolidated net sales for the three months ended March 31, 2012 totaled $3,268,870 compared to $2,618,939 for the similar reporting period of 2011, representing an increase of $649,931. This increase is the result of the following three factors. First, tolling fees earned for the processing of various strawberry products on behalf of a local Florida distributor increased $172,466. Secondly, gross bulk fruit sales to manufacturing bakeries and supermarkets increased $81,135 and thirdly, plastics sales continued to rebound from the recent downturn in the housing market increased $330,525. However, as mentioned in all previous first quarter filings, with less than 5% of anticipated annual glace’ fruit net sales yet to be realized as of the date of this filing, no reasonable estimate or forecast of consolidated financial performance may be determined at this time.

Critical Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make assessments, estimates and assumptions that affect the amounts reported in the consolidated financial statements. We evaluate the accounting policies and estimates used to prepare the consolidated financial statements on an ongoing basis. Critical accounting estimates are those that require management’s most difficult, complex, or subjective judgments and have the most potential to impact our financial position and operating results. For a detailed discussion of our critical accounting estimates, see our Annual Report on Form 10-K for the year ended December 31, 2011. There have been no material changes to our critical accounting estimates during the three months ended March 31, 2012.

PARADISE, INC.

COMMISSION FILE NO. 0-3026

PART I.	FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Recently Issued Accounting Pronouncements

In May 2011, the FASB issued new guidance that expands existing disclosure requirements for fair value measurements and makes other amendments that could change how the fair value measurement guidance is applied. The guidance is effective for us for the interim and annual periods beginning after December 15, 2011. The adoption of this guidance did not have an impact on us.

In June 2011, the FASB issued new guidance that revises the manner in which entities present comprehensive income in their financial statements. The new guidance requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The guidance is effective for us for the interim and annual periods beginning after December 15, 2011. The adoption of this guidance did not have an impact on us.

We do not believe that other recent accounting pronouncements issued by the FASB (including its EITF), the AICPA, and the Securities and Exchange Commission will have a material impact on the Company’s present or future consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosure and Market Risk – N/A

Item 4.	Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have, within 90 days of the filing date of this quarterly report, evaluated the Company’s disclosure controls and procedures. Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded, as of March 31, 2012, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the applicable Securities and Exchange Commission rules and forms. During the year ended December 31, 2010, the Company identified a weakness in internal control over the timing of issuing credit memos for products returned into inventory. Procedures were established during the quarter ended March 31, 2011 to ensure the timeliness of issuing credit memos when products are returned. There were no other changes in the Company’s internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The most recent evaluation of these controls by the Company’s Chief Executive Officer and Chief Financial Officer did not identify any additional deficiencies or weaknesses in the Company’s internal controls over financial reporting; therefore, no corrective actions were taken.

PARADISE, INC.

COMMISSION FILE NO. 0-3026

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings – N/A

Item 1A.	Risk Factors – N/A

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds – N/A

Item 3.	Defaults Upon Senior Securities – N/A

Item 4.	Mine Safety Disclosures – N/A

Item 5.	Other Information – N/A

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K.

None.

PARADISE, INC.

COMMISSION FILE NO. 0-3026

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARADISE, INC.
A Florida Corporation

/s/ Melvin S. Gordon	Date:	May 15, 2012
Melvin S. Gordon
Chief Executive Officer and Chairman

/s/ Jack M. Laskowitz	Date:	May 15, 2012
Jack M. Laskowitz
Chief Financial Officer and Treasurer

