Form 10-Q
period 2012-06-30
PARADISE INC
filed 2012-08-13
CIK 76149

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Act of 1934.

 For the quarterly period ended June 30, 2012

or

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

The number of shares outstanding of each of the issuer’s classes of common stock as of August 13, 2012 was 519,600 shares.

PARADISE, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

INDEX

		PAGE

PART I.	FINANCIAL INFORMATION

	ITEM 1.

	CONSOLIDATED BALANCE SHEETS:

	Assets

	As of June 30, 2012 (Unaudited), December 31, 2011 and June 30, 2011 (Unaudited)	2

	Liabilities and Stockholders’ Equity

	As of June 30, 2012 (Unaudited), December 31, 2011 and June 30, 2011 (Unaudited)	3

	CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED):

	For the three-month periods ended June 30, 2012 and 2011	4

	For the six-month periods ended June 30, 2012 and 2011	5

	CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED):

	For the six-month periods ended June 30, 2012 and 2011	6

	NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)	7 – 9

	ITEM 2.

	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
	CONDITION AND RESULTS OF OPERATIONS	10 – 13

	ITEM 3.

	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK – N/A 13

	ITEM 4.

	CONTROLS AND PROCEDURES	13

PART II.	OTHER INFORMATION

	ITEMS 1 – 6.	14

SIGNATURES		15

PARADISE, INC.	COMMISSION FILE NO. 0-3026

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PARADISE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	AS OF		AS OF
	JUNE 30,	AS OF	JUNE 30,
	2012	DECEMBER 31,	2011
	(UNAUDITED)	2011	(UNAUDITED)
ASSETS

CURRENT ASSETS:

Cash	$1,053,707	$7,468,908	$932,937
Accounts Receivable,
Less, Allowances of $0 (06/30/12),
$1,003,779 (12/31/11) and $0 (06/30/11)	1,500,421	2,579,362	1,196,578
Inventories:
Raw Materials	4,465,783	2,214,455	3,311,930
Work in Process	417,867	558,899	506,921
Finished Goods	8,624,074	3,423,163	8,385,301
Deferred Income Tax Asset	260,325	234,912	417,271
Prepaid Expenses and Other Current Assets	585,437	295,413	667,065

Total Current Assets	16,907,614	16,775,112	15,418,003

Property, Plant and Equipment,
Less, Accumulated Depreciation of
$18,744,791 (06/30/12), $18,505,964 (12/31/11)
and $18,260,361 (06/30/11)	4,046,628	4,184,046	4,326,558
Goodwill	413,280	413,280	413,280
Customer Base and Non-Compete Agreement	502,690	565,632	628,575
Other Assets	236,269	222,663	240,968

TOTAL ASSETS	$22,106,481	$22,160,733	$21,027,384

See Accompanying Notes to these Consolidated Financial Statements (Unaudited)

	AS OF		AS OF
	JUNE 30,	AS OF	JUNE 30,
	2012	DECEMBER 31,	2011
	(UNAUDITED)	2011	(UNAUDITED)
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Letter of Credit	$731,698	$313,246	$720,151
Accounts Payable	1,353,224	358,851	1,315,330
Accrued Liabilities	268,075	1,218,289	476,898
Income Taxes Payable	-	370,678	-

Total Current Liabilities	2,352,997	2,261,064	2,512,379

DEFERRED INCOME TAX LIABILITY	165,891	165,891	147,355

Total Liabilities	2,518,888	2,426,955	2,659,734

STOCKHOLDERS’ EQUITY:
Common Stock: $0.30 Par Value,
2,000,000 Shares Authorized,
583,094 Shares Issued,
519,600 Shares Outstanding	174,928	174,928	174,928
Capital in Excess of Par Value	1,288,793	1,288,793	1,288,793
Retained Earnings	18,678,336	18,824,521	17,458,393
Accumulated Other Comprehensive Loss	(281,245)	(281,245)	(281,245)
Treasury Stock, at Cost,
63,494 Shares	(273,219)	(273,219)	(273,219)

Total Stockholders’ Equity	19,587,593	19,733,778	18,367,650

TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY	$22,106,481	$22,160,733	$21,027,384

PARADISE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	FOR THE THREE MONTHS ENDED
	JUNE 30,
	2012	2011

Net Sales	$2,584,521	$2,151,697

Costs and Expenses:
Cost of Goods Sold	2,014,406	1,487,986
Selling, General and Administrative Expense	811,562	705,566
Amortization Expense	35,972	35,972

Total Costs and Expenses	2,861,940	2,229,524

Loss from Operations	(277,419)	(77,827)

Other (Loss) Income	(6,179)	44,532

Loss Before Income Taxes	(283,598)	(33,295)

Income Tax Benefit	112,101	12,651

Net Loss	$(171,497)	$(20,644)

Loss per Common Share (Basic and Diluted)	$(0.33)	$(0.04)

Dividend per Common Share	$0.20	$0.10

See Accompanying Notes to these Consolidated Financial Statements (Unaudited)

PARADISE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	FOR THE SIX MONTHS ENDED
	JUNE 30,
	2012	2011
Net Sales	$5,853,391	$4,770,636

Costs and Expenses:
Cost of Goods Sold	4,301,901	3,600,156
Selling, General and Administrative Expense	1,617,087	1,511,426
Amortization Expense	71,943	71,943

Total Costs and Expenses	5,990,931	5,183,525

Loss from Operations	(137,540)	(412,889)

Other Income	70,665	198,601

Loss Before Income Taxes	(66,875)	(214,288)

Income Tax Benefit	25,413	81,430

Net Loss	$(41,462)	$(132,858)

Loss per Common Share (Basic and Diluted)	$(0.08)	$(0.26)

Dividend per Common Share	$0.20	$0.10

See Accompanying Notes to these Consolidated Financial Statements (Unaudited)

PARADISE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	FOR THE SIX MONTHS ENDED
	JUNE 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(41,462)	$(132,858)
Adjustments to Reconcile Net Loss to
Net Cash Used in Operating Activities:
Depreciation and Amortization	310,771	333,302
Provision for Deferred Income Taxes	(25,413)	(191,330)
Decrease (Increase) in:
Accounts Receivable	1,078,941	2,423,157
Inventories	(7,311,207)	(6,157,568)
Prepaid Expenses	(290,024)	(318,656)
Other Assets	(22,606)	(65,898)
Increase (Decrease) in:
Accounts Payable	993,571	1,010,673
Accrued Expense	(950,214)	(758,625)
Income Taxes Payable	(370,678)	(152,009)

Net Cash Used in Operating Activities	(6,628,321)	(4,009,812)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Property and Equipment	(101,412)	(249,662)

Net Cash Used in Investing Activities	(101,412)	(249,662)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Proceeds from Letter of Credit	418,452	472,315
Dividends Paid	(103,920)	(51,960)

Net Cash Provided by Financing Activities	314,532	420,355

NET DECREASE IN CASH	(6,415,201)	(3,839,119)

CASH, AT BEGINNING OF PERIOD	7,468,908	4,772,056

CASH, AT END OF PERIOD	$1,053,707	$932,937

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
Income Tax	$410,000	$259,900

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

Consumer demand for glace’ fruit product is traditionally strongest during the Thanksgiving and Christmas season. Almost 80% of glace’ fruit product sales are recorded during an eight to ten week period beginning in mid September. Therefore, the operating results for the six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the current year.

Certain minor reclassifications have been made to the consolidated unaudited statements of operations for the quarter ended June 30, 2011 to conform to the classifications used for the quarter ended June 30, 2012.

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

NOTE3	LOSS PER COMMON SHARE

Basic and diluted loss per common share are based on the weighted average number of shares outstanding and assumed to be outstanding of 519,600. There are no dilutive securities outstanding.

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

Molded Plastics	Production of plastics containers and other molded plastics for sale to various food processors and others.

	June 30,	June 30,
	2012	2011
Net Sales in Each Segment

Fruit:
Sales to Unaffiliated Customers	$1,234,522	$931,841

Molded Plastics:
Sales to Unaffiliated Customers	4,618,869	3,838,795

Net Sales	$5,853,391	$4,770,636

For the six month period ended June 30, 2012 and 2011, sales of frozen strawberry products totaled $521,952 and $322,533, respectively.

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

PARADISE, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

NOTE 4	BUSINESS SEGMENT DATA (CONTINUED)

	June 30,	June 30,
	2012	2011
Identifiable Assets of Each Segment
are Listed Below:
Fruit	$14,092,137	$12,856,977

Molded Plastics	5,141,204	5,159,847

Identifiable Assets	19,233,341	18,016,824

General Corporate Assets	2,873,140	3,010,560

Total Assets	$22,106,481	$21,027,384

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

Overview

Paradise, Inc.’s main business segment, glace’ fruit, a prime ingredient of fruitcakes and other holiday confections, represented 68.9% of total net sales for the previous year of 2011. These products are sold to manufacturing bakers, institutional users, supermarkets and other retailers throughout the country. Consumer demand for glace’ fruit product is traditionally strongest during the Thanksgiving and Christmas season. Almost 80% of glace’ fruit product sales are recorded from the eight to ten weeks beginning in mid September.

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

Paradise, Inc.’s other business segment, Paradise Plastics, Inc., a wholly owned subsidiary of Paradise, Inc. produces custom molding products, is not subject to the seasonality of the glace’ fruit business. This segment represents all injection molding and thermoforming operations, including the packaging for the Company’s fruit products. Only sales to unaffiliated customers are reported.

PARADISE, INC.	COMMISSION FILE NO. 0-3026

PART I.	FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The First Six Months

Paradise, Inc.’s fruit segment net sales for the first six months of 2012 increased 32.5% to $1,234,522 from $931,841 for the similar reporting period of 2011. Paradise, Inc.’s fruit segment sales are very seasonal in nature as net sales for the first six months of the year have historically represented less than 10% of annual net sales. The primary sales activity within this segment for the first six months of the year relates to bulk fruit orders received and shipped to supermarkets and manufacturing bakeries. The remaining volume of sales activity consists of the sale of finished strawberry products produced exclusively for a local Plant City, Florida distributor during late March and early April of each year. For a tolling fee, Paradise, Inc. will receive and process fresh strawberries on behalf of this distributor. Tolling charges earned during the first six months of 2012 were $521,952 compared to $322,533 for the similar reporting period of 2011.

Paradise Plastics, Inc.’s net sales to unaffiliated customers during the first six months of 2012 increased 20.3% to $4,618,869 from $3,838,795 compared to the similar reporting period of 2011. This increase is related to two long term customers who have received a greater demand for their products during the first two quarters of 2012. This increase in Paradise Plastics, Inc.’s net sales as of June 30, 2012 is also directly responsible for the $303,843 increase in Accounts Receivable as of June 30, 2012 compared to the similar reporting period of June 30, 2011. Management has reviewed all receivable balances as of the date of this filing and considers all accounts to be fully collectible.

Consolidated cost of sales, as a percentage of net sales, decreased 2.0% during the first six months of 2012 compared to the similar reporting period of 2011 as the Company has benefited from the stabilization of utilities cost for natural gas and other fuels during the first six months of 2012 compared to 2011. However, it is important to note that with less than 30% of Paradise, Inc.’s retail glace’ fruit inventory produced as of June 30, 2012, it still too early to forecast with any reasonable certainty cost of sales as it relates to a percentage of consolidated sales until a full year’s inventory production cycle is completed.

Selling, general and administrative expenses for the first six months of 2012 increased 7.0% compared to the previous year’s reporting period of 2011. The increase in expenses such as advertising, brokerage and freight out expenses can be directly attributable to the growth reflected above in net sales for Paradise, Inc.’s fruit and plastics segment during the first six months of 2012.

Paradise, Inc.’s interest expense for the six months ended June 30, 2012 was $0. This was the same as of June 30, 2011. As reported in previous filings, Paradise, Inc. renewed its revolving line of credit on June 30, 2011 for a two year period. Terms of the renewal are similar to the previous agreement. Paradise, Inc.’s revolving line of credit has a maximum limit of $12,000,000 with a borrowing base of 80% of the Company’s eligible receivables plus up to 50% of the Company’s eligible inventory. Interest is payable monthly at the bank’s LIBOR rate plus 1.9% or a floor rate of 3%, whichever is greater.

Other Significant Items

Other Income for the six months ended June 30, 2012 was $70,665 compared to $198,601 for the six months ended June 30, 2011. As mentioned in previous filings, on February 22, 2011, Paradise, Inc. received $150,000 from a former supplier to settle a dispute dating back to September, 2004. This amount is reflected as part of Other Income on the Company’s income statement. All legal expenses incurred by Paradise, Inc. as a result of this settlement have been paid.

Inventory as of June 30, 2012 totaled $13,507,724 compared to $12,204,152 as of June 30, 2011. This increase is primarily due to timing differences as the receipt of various raw fruit materials received during the first six months of 2012 outpaced deliveries of raw fruit materials received during the comparable period of 2011.

PARADISE, INC.	COMMISSION FILE NO. 0-3026

PART I.	FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Other Significant Items (Continued)

We finance our ongoing operations primarily with cash provided by our operating activities which are seasonal in nature. Our principal sources of liquidity are our cash flows provided by operating activities, our existing cash, and a line of credit facility. At June 30, 2012 and December 31, 2011, we had $1,053,707 and $7,468,908, respectively, in cash. Additionally, we have a revolving line of credit with a maximum limit of $12 million and a borrowing limit of 80% of the Company’s eligible receivables plus 50% of the Company’s eligible inventory, of which $0 was outstanding at June 30, 2012 and December 31, 2011. Within this agreement there are letters of credit with a limit of $1,200,000, of which $731,698 was outstanding at June 30, 2012 and $313,246 at December 31, 2011. Net cash used in operating activities increased from $4,009,812 for the six months ended June 30, 2011 compared to $6,628,321 for the six months ended June 30, 2012. The primary reasons for this increase are as follows; income tax payments made during the first six months for 2012 were $150,100 greater than the first six months of 2011; payments for the purchase of inventory increased $1,153,639 and Accounts Receivable payments received from Paradise, Inc.’s customers during the first six months of 2012 were $1,344,216 less than the similar reporting period of 2011.

Summary

Paradise Inc.’s consolidated net sales increased $1,082,755 representing an increase of 22.7% for the first six months of 2012 compared to the similar reporting period of 2011. The primary reason for this positive change has been an increase in demand from several long term customers within the Plastics segment. However, as mentioned and disclosed in all previous interim filings, due to the highly seasonal nature of the Company’s primary product, glace’ fruit, which accounts for approximately 70% of consolidated annual revenue, no meaningful financial analysis may be developed from Paradise, Inc.’s interim reporting results. Only a full year’s accounting of revenue and expenses will provide the necessary information to determine the Company’s financial performance.

Critical Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make assessments, estimates and assumptions that affect the amounts reported in the consolidated financial statements. We evaluate the accounting policies and estimates used to prepare the consolidated financial statements on an ongoing basis. Critical accounting estimates are those that require management’s most difficult, complex, or subjective judgments and have the most potential to impact our financial position and operating results. For a detailed discussion of our critical accounting estimates, see our Annual Report on Form 10-K for the year ended December 31, 2011. There have been no material changes to our critical accounting estimates during the six months ended June 30, 2012.

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

The Company’s Chief Executive Officer and Chief Financial Officer have, within 90 days of the filing date of this quarterly report, evaluated the Company’s disclosure controls and procedures. Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded, as of June 30, 2012, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the applicable Securities and Exchange Commission rules and forms. During the year ended December 31, 2010, the Company identified a weakness in internal control over the timing of issuing credit memos for products returned into inventory. Procedures were established during the six months ended June 30, 2011 to ensure the timeliness of issuing credit memos when products are returned. There were no other changes in the Company’s internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The most recent evaluation of these controls by the Company’s Chief Executive Officer and Chief Financial Officer did not identify any additional deficiencies or weaknesses in the Company’s internal controls over financial reporting; therefore, no corrective actions were taken.

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

PARADISE, INC.
A Florida Corporation

/s/ Melvin S. Gordon	Date: August 13, 2012
Melvin S. Gordon
Chief Executive Officer and Chairman

/s/ Jack M. Laskowitz	Date: August 13, 2012
Jack M. Laskowitz
Chief Financial Officer and Treasurer

