Form 10-Q
period 2012-09-30
PARADISE INC
filed 2012-11-14
CIK 76149

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Act of 1934.

For the quarterly period ended September 30, 2012

or

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

The number of shares outstanding of each of the issuer’s classes of common stock as of November 14, 2012 was 519,600 shares.

PARADISE, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

 INDEX

		PAGE
PART I.	FINANCIAL INFORMATION

	ITEM 1.

	CONSOLIDATED BALANCE SHEETS:

	Assets

	As of September 30, 2012 (Unaudited), December 31, 2011 and September 30, 2011 (Unaudited)	2

	Liabilities and Stockholders’ Equity

	As of September 30, 2012 (Unaudited), December 31, 2011 and September 30, 2011 (Unaudited)	3

	CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED):

	For the three-month periods ended September 30, 2012 and 2011	4

	For the nine-month periods ended September 30, 2012 and 2011	5

	CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED):

	For the nine-month periods ended September 30, 2012 and 2011	6

	NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)	7 – 9

	ITEM 2.

	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
	CONDITION AND RESULTS OF OPERATIONS	10 – 13

	ITEM 3.

	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK – N/A 13

	ITEM 4.

	CONTROLS AND PROCEDURES	13

PART II.	OTHER INFORMATION

	ITEMS 1 – 6.	14

SIGNATURES		15

PARADISE, INC.	COMMISSION FILE NO. 0-3026

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

PARADISE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	AS OF		AS OF
	SEPTEMBER 30,	AS OF	SEPTEMBER 30,
	2012	DECEMBER 31,	2011
	(UNAUDITED)	2011	(UNAUDITED)

ASSETS

CURRENT ASSETS:

Cash	$78	$7,468,908	$95,564
Accounts Receivable, Less, Allowances of $0 (09/30/12), $1,003,779 (12/31/11) and $0 (09/30/11)	8,087,910	2,579,362	6,461,091
Inventories:
Raw Materials	3,627,009	2,214,455	2,783,301
Work in Process	390,446	558,899	370,161
Finished Goods	7,645,579	3,423,163	6,368,290
Deferred Income Tax Asset	234,912	234,912	225,942
Income Tax Refund Receivable	-		221,446
Prepaid Expenses and Other Current Assets	480,835	295,413	400,786

Total Current Assets	20,466,769	16,775,112	16,926,581

Property, Plant and Equipment, Less, Accumulated Depreciation of $18,860,033 (09/30/12), $18,505,964 (12/31/11) and $18,381,081 (09/30/11)	4,036,833	4,184,046	4,293,875
Goodwill	413,280	413,280	413,280
Customer Base and Non-Compete Agreement	471,219	565,632	597,104
Other Assets	233,205	222,663	228,163

TOTAL ASSETS	$25,621,306	$22,160,733	$22,459,003

See Accompanying Notes to these Consolidated Financial Statements (Unaudited)

	AS OF		AS OF
	SEPTEMBER 30,	AS OF	SEPTEMBER 30,
	2012	DECEMBER 31,	2011
	(UNAUDITED)	2011	(UNAUDITED)

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Short Term Debt	$2,592,084	$313,246	$1,118,364
Accounts Payable	1,261,334	358,851	980,953
Accrued Liabilities	774,814	1,218,289	755,553
Income Taxes Payable	187,777	370,678	363,382

Total Current Liabilities	4,816,009	2,261,064	3,218,252

DEFERRED INCOME TAX LIABILITY	165,891	165,891	147,354

Total Liabilities	4,981,900	2,426,955	3,365,606

STOCKHOLDERS’ EQUITY:
Common Stock: $0.30 Par Value, 2,000,000 Shares Authorized, 583,094 Shares Issued, 519,600 Shares Outstanding	174,928	174,928	174,928
Capital in Excess of Par Value	1,288,793	1,288,793	1,288,793
Retained Earnings	19,730,149	18,824,521	18,184,140
Accumulated Other Comprehensive Loss	(281,245)	(281,245)	(281,245)
Treasury Stock, at Cost, 63,494 Shares	(273,219)	(273,219)	(273,219)

Total Stockholders’ Equity	20,639,406	19,733,778	19,093,397

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$25,621,306	$22,160,733	$22,459,003

PARADISE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	FOR THE THREE MONTHS ENDED
	SEPTEMBER 30,
	2012	2011

Net Sales	$9,994,865	$9,446,944

Costs and Expenses:
Cost of Goods Sold	7,023,493	7,053,289
Selling, General and Administrative Expense	1,199,859	1,154,877
Amortization	35,971	35,971
Interest Expense	3,304	8,344

Total Costs and Expenses	8,262,627	8,252,481

Income from Operations	1,732,238	1,194,463

Other Loss	(35,771)	(23,906)

Income from Operations Before Provision for Income Taxes	1,696,467	1,170,557

Provision for Income Taxes	644,654	444,813

Net Income	$1,051,813	$725,744

Income per Common Share (Basic and Diluted)	$2.02	$1.40

Dividend per Common Share	$0.00	$0.00

See Accompanying Notes to these Consolidated Financial Statements (Unaudited)

PARADISE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2012	2011

Net Sales	$15,848,256	$14,217,580

Costs and Expenses:
Cost of Goods Sold	11,325,394	10,653,906
Selling, General and Administrative Expense	2,816,946	2,666,303
Amortization	107,914	107,453
Interest Expense	3,304	8,344

Total Costs and Expenses	14,253,558	13,436,006

Income from Operations	1,594,698	781,574

Other Income	34,894	174,695

Income from Operations Before Provision for Income Taxes	1,629,592	956,269

Provision for Income Taxes	619,241	363,383

Net Income	$1,010,351	$592,886

Income per Common Share (Basic and Diluted)	$1.94	$1.14

Dividend per Common Share	$0.20	$0.10

See Accompanying Notes to these Consolidated Financial Statements (Unaudited)

PARADISE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	FOR THE NINE MONTHS ENDED
	SEPTEMBER 30,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$1,010,351	$592,886
Adjustments to Reconcile Net Income to Net Cash Used in Operating Activities:
Depreciation and Amortization	461,982	496,638
Increase in:
Accounts Receivable	(5,508,548)	(2,841,356)
Inventories	(5,466,517)	(3,475,169)
Prepaid Expenses	(185,422)	(52,379)
Other Assets	(24,847)	(57,589)
Income Tax Refund Receivable	-	(221,446)
Increase (Decrease) in:
Accounts Payable	902,485	676,296
Accrued Expense	(443,475)	(479,970)
Income Taxes Payable	(182,901)	211,373

Net Cash Used in Operating Activities	(9,436,892)	(5,150,716)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Property and Equipment	(206,856)	(344,344)

Net Cash Used in Investing Activities	(206,856)	(344,344)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Proceeds of Short-Term Debt	2,278,838	870,528
Dividends Paid	(103,920)	(51,960)

Net Cash Provided by Financing Activities	2,174,918	818,568

NET DECREASE IN CASH	(7,468,830)	(4,676,492)

CASH, AT BEGINNING OF PERIOD	7,468,908	4,772,056

CASH, AT END OF PERIOD	$78	$95,564

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
Interest	$3,304	$8,344
Income Tax	802,142	371,446

Net Supplemental Cash Flows	$805,446	$379,790

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

The information furnished herein reflects only the adjustments and accruals of a normal recurring nature management believes is necessary to fairly state the operating results for the respective periods. The notes to the unaudited consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company’s Form 10-K for the year ended December 31, 2011. The Company’s management believes that the disclosures are sufficient for interim financial reporting purposes.

Consumer demand for glace’ fruit product is traditionally strongest during the Thanksgiving and Christmas season. Almost 80% of glace’ fruit product sales are recorded during an eight to ten week period beginning in mid September. Therefore, the operating results for the nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the current year.

Certain minor reclassifications have been made to the consolidated unaudited statements of operations for the quarter ended September 30, 2011 to conform to the classifications used for the quarter ended September 30, 2012.

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

NOTE 3	INCOME PER COMMON SHARE

Basic and diluted income per common share are based on the weighted average number of shares outstanding and assumed to be outstanding of 519,600. There are no dilutive securities outstanding.

PARADISE, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

NOTE 4	BUSINESS SEGMENT DATA

The Company’s operations are conducted through two business segments. These segments, and the primary operations of each, are as follows:

Business Segment	Operation

Fruit	Production of candied fruit, a basic fruitcake ingredient, sold to manufacturing bakers, institutional users, and retailers for use in home baking. Also, based on market conditions, the processing of frozen strawberry products, for sale to commercial and institutional users such as preservers, dairies, drink manufacturers, etc.

Molded Plastics	Production of plastics containers and other molded plastics for sale to various food processors and others.

	September 30,	September 30,
	2012	2011

Net Sales in Each Segment

Fruit:
Sales to Unaffiliated Customers	$9,646,744	$8,700,855

Molded Plastics:
Sales to Unaffiliated Customers	6,201,512	5,516,725

Net Sales	$15,848,256	$14,217,580

For the nine month period ended September 30, 2012 and 2011, sales of frozen strawberry products totaled $521,952 and $323,495, respectively.

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

PARADISE, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

NOTE 4	BUSINESS SEGMENT DATA (CONTINUED)

	September 30,	September 30,
	2012	2011

Identifiable Assets of Each Segment are Listed Below:

Fruit	$19,310,400	$15,379,816

Molded Plastics	4,629,462	5,106,533

Identifiable Assets	23,939,862	20,486,349

General Corporate Assets	1,681,444	1,972,654

Total Assets	$25,621,306	$22,459,003

Identifiable assets by segment are those assets that are principally used in the operations of each segment. General corporate assets are principally cash and land and buildings.

NOTE 5	SUBSEQUENT EVENTS

Subsequent to September 30, 2012, the Company filed a settlement claim against BP Exploration & Production, Inc. and BP America Production Company (“BP”). The claim is subject to review by a claims board as well as a protest period by BP. An amount has not been recorded in the Company’s consolidated financial statements due to the inherent uncertainty in the claims process.

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

The First Nine Months

Paradise, Inc.’s fruit segment net sales for the first nine months of 2012 increased 10.9% to $9,646,744 compared to $8,700,855 for the similar nine months reporting period of 2011. This increase is due to timing differences in the receipt of customers’ orders and the corresponding shipping dates for delivery of the Company’s retail glace’ fruit products. Paradise, Inc. recognizes net sales based upon the date of shipment to its customers. For the quarter under review, the increase of 10.9% is directly related to the increase in shipment of retail glace’ fruit orders to several customers in September, 2012 compared to September, 2011. Paradise, Inc.’s management has consistently disclosed that interim filings are not reliable financial indicators of year-end performance. Only a full year’s accounting will provide the necessary financial information to determine the Company’s overall success.

Paradise Plastics, Inc.’s net sales to unaffiliated customers during the first nine months of 2012 increased 12.4% to $6,201,512 from $5,516,725 for the similar reporting period of 2011. This increase is primarily related to two long term customers, who have received a greater demand for their products during the first three quarters of 2012 compared to the similar reporting period of September, 2011. The Plastics business is also continuing to make inroads in expanding its base of business to include such diverse industries as medical supplies, food processing and aerospace. Sales to these customers continue to help offset the loss of business related to the housing market showdown starting back in late 2008.

Consolidated cost of sales, as a percentage of net sales, decreased 3.4% during the first nine months of 2012 compared to the similar reporting period of 2011. This decrease is primarily related to the earlier shipment of higher margin retail glace’ fruit products during the third quarter of 2012 compared to the similar reporting period of 2011. It is management’s belief when the current year’s shipment of all seasonal products are completed, cost of sales will be in line with 2011’s cost of sales percentage.

Selling, general and administrative expenses for the first nine months of 2012 increased 5.6% compared to the previous year’s reporting period of 2011. The increase in expenses such as advertising, brokerage and freight out expenses can be directly attributable to the growth reflected above in net sales for Paradise, Inc.’s fruit and plastics segment during the first nine months of 2012.

Paradise, Inc.’s interest expense on its revolving line of credit for the nine months ended September 30, 2012 was $3,304 compared to $8,344 for September 30, 2011. As reported in previous filings, Paradise, Inc. renewed its revolving line of credit on June 30, 2011 for a two year period. Terms of the renewal are similar to the previous agreement. Paradise, Inc.’s revolving line of credit has a maximum limit of $12,000,000 with a borrowing base of 80% of the Company’s eligible receivables plus up to 60% of the Company’s eligible inventory. Interest is payable monthly at the bank’s LIBOR rate plus 1.9% or a floor rate of 3%, whichever is greater.

Other Significant Items

Other Income for the nine months ended September 30, 2012 was $34,894 compared to $174,695 for the nine months ended September 30, 2011. As mentioned in previous filings, on February 22, 2011, Paradise, Inc. received $150,000 from a former supplier to settle a dispute dating back to September, 2004. This amount is reflected as part of Other Income on the Company’s income statement. All legal expenses incurred by Paradise, Inc. as a result of this settlement have been paid.

PARADISE, INC.	COMMISSION FILE NO. 0-3026

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Other Significant Items (Continued)

Inventory as of September 30, 2012 totaled $11,663,034 compared to $9,521,752 as of September 30, 2011.

This increase of $2,141,282 is primarily driven by the Company’s need to procure a sufficient amount of raw fruit materials heading into 2013. As mentioned above, Paradise, Inc.’s production period will commence as early as January in order to be ready to ship glace’ fruit products to customers in time for the holiday selling season beginning in mid-September of each year. Management is consistently reviewing economic, harvest and weather conditions to see what effect changes to these factors will have on the future availability of the Company’s raw materials. Based on its current review of these factors, management has taken appropriate steps to increase the procurement of raw fruit materials during the third quarter of 2012. This will ensure that sufficient raw materials will be on hand as we transition into the 2013 production period.

Paradise, Inc. finances ongoing operations primarily with cash provided by our operating activities which are seasonal in nature. Our principal sources of liquidity are our cash flows provided by operating activities, our existing cash, and a line of credit facility. At September 30, 2012 and December 31, 2011, we had $78 and $7,468,908, respectively, in cash. Additionally, we have a revolving line of credit with a maximum limit of $12 million and a borrowing limit of 80% of the Company’s eligible receivables plus up to 60% of the Company’s eligible inventory, of which $2,083,209 was outstanding at September 30, 2012 and $0 at December 31, 2011. Within this agreement, there are letters of credit with a limit of $1,200,000, of which $508,875 was outstanding at September 30, 2012 and $313,246 at December 31, 2011. The line of credit agreement expires in June 2013. Net cash used in operating activities increased from $5,150,716 for the nine months ended September 30, 2011 compared to $9,436,892 for the nine months ended September 30, 2012. The primary reasons for this increase are as follows; income tax payments made during the first nine months for 2012 were $430,696 greater than the first nine months of 2011; payments for the purchase of inventory increased $1,991,348 and Accounts Receivable payments received from Paradise, Inc.’s customers during the first nine months of 2012 were $2,667,192 less than the similar reporting period of 2011.

Summary

Paradise Inc.’s consolidated net sales increased $1,630,676 representing an increase of 11.5% for the first nine months of 2012 compared to the similar reporting period of 2011. This increase is twofold: First, timing differences in the receipt of purchase orders received and related shipping dates from fruit customers resulting in additional fruit segment income for the first nine months of 2012 of $945,889. Secondly, Paradise Plastics, Inc.’s demand for product from several long time customers resulted in plastics net sales increasing $684,748 for the first nine months of 2012.

However, as mentioned and disclosed in all previous interim filings, due to the highly seasonal nature of the Company’s primary product, glace’ fruit, no meaningful financial analysis may be developed from Paradise, Inc.’s interim reporting results. Only a full year’s accounting of revenue and expenses will provide the necessary information to determine the Company’s financial performance.

PARADISE, INC.	COMMISSION FILE NO. 0-3026

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Critical Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make assessments, estimates and assumptions that affect the amounts reported in the consolidated financial statements. We evaluate the accounting policies and estimates used to prepare the consolidated financial statements on an ongoing basis. Critical accounting estimates are those that require management’s most difficult, complex, or subjective judgments and have the most potential to impact our financial position and operating results. For a detailed discussion of our critical accounting estimates, see our Annual Report on Form 10-K for the year ended December 31, 2011. There have been no material changes to our critical accounting estimates during the nine months ended September 30, 2012.

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

The Company’s Chief Executive Officer and Chief Financial Officer have, within 90 days of the filing date of this quarterly report, evaluated the Company’s disclosure controls and procedures. Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded, as of September 30, 2012, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the applicable Securities and Exchange Commission rules and forms. During the year ended December 31, 2010, the Company identified a weakness in internal control over the timing of issuing credit memos for products returned into inventory. Procedures were established during the nine months ended September 30, 2011 to ensure the timeliness of issuing credit memos when products are returned. There were no other changes in the Company’s internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The most recent evaluation of these controls by the Company’s Chief Executive Officer and Chief Financial Officer did not identify any additional deficiencies or weaknesses in the Company’s internal controls over financial reporting; therefore, no corrective actions were taken.

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

PARADISE, INC.
A Florida Corporation

/s/ Melvin S. Gordon	Date: November 14, 2012
Melvin S. Gordon
Chief Executive Officer and Chairman

/s/ Jack M. Laskowitz	Date: November 14, 2012
Jack M. Laskowitz
Chief Financial Officer and Treasurer

