Form 10-K
period 2012-12-31
PARADISE INC
filed 2013-03-28
CIK 76149

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2012

Commission File No. 0-3026

PARADISE, INC.
INCORPORATED IN FLORIDA
IRS IDENTIFICATION NO. 59-1007583

1200 DR. MARTIN LUTHER KING, JR., BLVD.
PLANT CITY, FLORIDA 33563
TELEPHONE NO. (813) 752-1155

Securities Registered Under Section 12 (b) of the Exchange Act: None

Securities Registered Under Section 12 (g) of the Exchange Act:

Title of Each Class

Common Stock,
$.30 Par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file pursuant to Section 13 or Section 15(d) of the Act.Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company, as defined in rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒ No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $5,399,589 (as of June 30, 2012, bid price $17.90)

Class	Outstanding at December 31, 2012
Common Stock, $.30 Par Value	519,600 Shares

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

PARADISE, INC.

2012 FORM 10-K ANNUAL REPORT

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

For further segment information, refer to Note 8 in Part II, Item 8 of this Annual Report.

The Company knows of no other manufacturer in the Western Hemisphere whose sales of glace’ (candied) fruit is equal to those of Paradise, Inc. While there are no industry statistics published, from the generally reliable sources available, management believes that Company brands account for a large majority of all candied fruit sold in supermarkets and other grocery outlets in the USA.

In terms of candied fruit dollar sales, during 2012, approximately 20% were shipped to manufacturing bakers and other institutional users, with the balance being sold through supermarkets and other retail outlets for ultimate use in the home.

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

It is a trade practice to allow some supermarket chains to return unopened cases of candied fruit products that remain unsold at year-end, an option for which they normally pay a premium. A provision for the estimated losses on retail returns is included in the Company’s consolidated financial statements, for the year during which the sales are made.

With the continuing acquisitions, mergers and other consolidations in the supermarket industry, there is increasing concentration of candied fruit buying activity. During 2012, the Company derived approximately 16% of its consolidated net sales from Wal-Mart Stores, Inc. This customer is not affiliated with Paradise, Inc. in any way, and has exclusive use of a Paradise-owned controlled brand. The loss of this customer would have a material adverse effect on operating earnings.

While there is no industry-wide data available, management estimates that the Company sold approximately 80% of all candied fruits and peels consumed in the U.S. during 2012. The Company knows of two major competitors; however, it estimates that neither of these has as large a share of the market as the Company’s.

The molded plastics industry is very large and diverse, and management has no reasonable estimate of its total size. Many products produced by the Company are materials for its own use in the packaging of candied fruits for sale at the retail level. Outside sales represent approximately 85% of the Company’s total plastics production at cost.

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

By local ordinance, it is required that all water effluent is metered, tested and discharged into a municipal industrial waste treatment plant. During 2012, costs for this discharge approximated $210,000, and management estimates that all expenses directly related to compliance with environmental regulations total well over $285,000 annually, which includes costs for permits, third party inspections and depreciation of installations.

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

Item 4. Mine Safety Disclosures

None

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Registrant Purchases of Equity Securities

On August 22, 1997, the Securities and Exchange Commission issued new listing requirements for companies listed on the NASDAQ Small Cap Market. The requirements became effective on February 23, 1998. As of December 2012, the Company had not met the listing criteria.

(a)	The following table shows the range of closing bid prices for the Company’s Common Stock in the over-the-counter market for the calendar quarters indicated. The quotations represent prices in the over-the-counter market between dealers in securities, do not include retail mark-up, mark-down, or commissions and do not necessarily represent actual transactions.

	BID PRICES
	High	Low
2012
First Quarter	18.00	14.60
Second Quarter	19.41	16.07
Third Quarter	18.01	17.00
Fourth Quarter	19.55	17.00
2011
First Quarter	18.95	12.75
Second Quarter	18.94	15.00
Third Quarter	16.00	14.50
Fourth Quarter	17.00	14.69
(b)	Approximate Number of Equity Security Holders

As of December 31, 2012, the approximate number of holders of record of each class of equity securities of the Registrant were:

TITLE OF CLASS	NUMBER OF HOLDERS OF RECORD
Common Stock, $.30 Par Value	128
(c)	Dividend History and Policy

Dividends have been declared and paid annually when warranted by profitability. On March 21, 2013, the Board of Directors declared dividends of $.15 per share to stockholders of record on April 12, 2013. Dividends paid to stockholders for 2012 were $.20 and for 2011 were $.10.

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

	Relationship to Total Revenue Year Ended December 31,		Period to Period Increase (Decrease) Years Ended
	2012	2011	2012 – 2011	2011 – 2010
NET SALES:
Candied Fruit	67.7%	68.9%	1.7%	4.8%
Molded Plastics	32.3	31.1	7.1	1.4
	100.0	100.0	3.4	3.7
Cost of Sales	74.6	73.4	5.0	0.0
Selling, General and Administrative Expenses	18.9	18.7	4.4	5.5
Amortization Expense	0.6	0.6	0.3	—
Interest Expense	—	—	8.3	(73.4)
			4.9	1.0
Income from Operations	5.9	7.3	(16.1)	59.5
Other Income, Net	0.2	0.5	100.0	100.0
Income Before Provision for Income Taxes	6.1	7.8	(18.7)	70.8
Provision for Income Taxes	2.2	2.8	(18.7)	61.3
Net Income	3.9%	5.0%	(18.7)%	76.7%

Liquidity

Management is not aware of any demands, commitments, events or uncertainties that will result in, or are reasonably likely to result in, a material increase or decrease in the Company’s liquidity. As discussed in footnote 4 of the Company’s consolidated financial statements, a line of credit is available to the Company to finance short-term working capital needs.

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

Fair Value of Financial Instruments

The aggregated net fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, receivables, payables, accrued expenses and short-term borrowings. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

Accounts Receivable and Revenue Recognition

Management reviews subsequent collections on accounts receivable and writes off all year-end balances that are not deemed collectible by the time the consolidated financial statements are issued. Additionally, management has provided for estimated product returns by applying an allowance against Accounts Receivable for the invoiced price of the returns. A provision to recognize a related estimate of finished goods returns has been added to inventories (Note 2). Management considers the remaining accounts receivable to be fully collectible; accordingly, no allowance for doubtful accounts has been established as of December 31, 2012 and 2011. If accounts become uncollectible, they will be charged to operations when that determination is made. The Company does not have a policy to charge interest on past due amounts. Accounts Receivable are considered past due based on invoice terms.

The Company recognizes revenue upon the shipment or delivery of goods, depending on the agreed upon terms with its customers.

Goodwill

Goodwill totaling $413,280 represents the excess purchase price over the fair value of the net assets acquired in the acquisition of Mastercraft Products Corporation. These costs are reviewed for impairment at least annually or more frequently upon the occurrence of an event or when circumstances indicate that goodwill may be impaired. During the years ended, December 31, 2012 and 2011, the Company determined that its goodwill was not impaired.

Identifiable Intangible Assets

Customer Base and Non-Compete Agreement

The customer base and non-compete agreement represents $1,258,000 of the fair value of these assets pursuant to the Company’s purchase during 2006 of an unrelated entity’s inventories, their customer list and a non-compete agreement for a period of ten years. The customer base and non-compete agreement are being amortized over ten years. Accumulated amortization at December 31, 2012 and 2011 totaled approximately $818,000 and $692,000, respectively.

Other Identifiable Intangible Assets

Identifiable intangible assets included in Other Assets consist of debt issue costs.

Debt issue costs at December 31, 2012 and 2011, net of accumulated amortization of approximately $27,000 and $9,000, respectively, amounted to approximately $9,000 and $27,000, respectively, and are amortized over the two year term of the agreement.

The Company’s identifiable intangible assets are reviewed for potential impairment whenever events or circumstances indicate that the carrying amounts may not be recoverable. During the years ended, December 31, 2012 and 2011, the Company determined that its identifiable intangible assets were not impaired.

Impact of Recently Issued Accounting Pronouncements

The Company’s management does not believe that any recent codified pronouncements by the Financial Accounting Standards Board (“FASB”) will have a material impact on the Company’s current or future consolidated financial statements.

Results of Operations

2012 Compared to 2011

Paradise, Inc. is the leading producer of glace’ fruit, a primary ingredient of fruit cakes sold to manufacturing bakers, institutional users and supermarkets for sale during the holiday seasons of Thanksgiving and Christmas. Paradise, Inc. consists of two business segments, fruit and plastics. Fruit segment net sales represented 67.7% of consolidated net sales during the current twelve month reporting period ending December 31, 2012. Fruit segment net sales for 2012 increased 1.7% to $17,397,551 compared to $17,107,763 for the similar reporting period of 2011. Consolidation within the supermarket industry over the past twelve months, has limited in certain regions of the country, the number of opportunities available to the Company to market its glace’ fruit products. To counter this impact, the Company continues to aggressively promote sales of bulk fruit and recently dried fruit products which are not targeted to the supermarket industry. As to its dried fruit products, the Company promotes these products to such non-traditional customers as convenience stores, airports and over the internet on a year round basis.

Paradise Plastics, Inc., a wholly owned subsidiary of Paradise, Inc., represented 32.3% of consolidated net sales during 2012. Total plastics net sales increased 7.1% to $8,304,752 for the twelve months ending December 31, 2012 compared to $7,754,707 for the similar reporting period of December 31, 2011. This increase is two-fold. First, Paradise Plastics, Inc.’s net sales continued to increase to customers within the housing market. As reported in previous filings, the downturn in the economy during 2008 resulted in a decrease in purchase orders received and fulfilled by the Company. With the rebound in the housing market over the past several years, Paradise Plastics, Inc. continued to benefit from this improvement with an uptick in orders related to this market. Secondly, the commitment to diversify to other industries such as military, medical and recreation continued to provide increased sales and growth during the past year.

Consolidated cost of goods sold, expressed as an overall percentage of net sales increased 1.2% for the twelve months ending December 31, 2012 compared to the similar reporting period for 2011. This increase was related to rising prices absorbed from raw fruit suppliers along with corresponding increases incurred for in-bound freight charges during 2012.

Selling, general and administrative expenses for the period ending December 31, 2012 increased 4.4% compared to the similar reporting period for 2011. This increase is primarily related to advertising expenses associated with the sale of its glace’ fruit products. During the past year, management spent additional funds to support inclusion of glace’ fruit items within baking center displays for various supermarket customers. This increased the visibility of the Company’s glace’ fruit products, which in past years, may have been placed on shelves set back from other traditional holiday baking items. From initial reports received from customers, management is pleased by the results these baking center displays had in increasing awareness of the Company’s glace’ fruit products. Participating in baking center displays will be a vital part of the Company’s marketing strategy going forward.

Interest expense for the twelve months ending December 31, 2012 totaled $9,493 compared to $8,764 for the similar reporting period of 2011. Interest expense during 2012 was directly related to cash advances received from the Company’s primary lender’s revolving line of credit as the Company needs to procure sizable amounts of inventory months in advance of its holiday selling season. As of December 31, 2012, the Company’s revolving line of credit balance was $0 and all loan covenants required by its primary lender were in full compliance. This revolving loan agreement was renewed for a two year period during 2011 and remains in effect through June 30, 2013.

Other Significant Items

Other Income for the twelve months ended December 31, 2012 was $58,408 compared to $128,109 for the similar period of 2011. As mentioned in previous filings, on February 22, 2011, Paradise, Inc. received $150,000 from a former supplier to settle a dispute dating back to September, 2004. This amount is reflected as part of Other Income on the Company’s income statement during 2011. Other Income reflected in this account is primary related to fluctuations in the cash surrender value of insurance policies owned by the Company on behalf of two senior executives.

Accounts Receivable balance at December 31, 2012 was $1,893,160 compared to $2,579,362 at December 31, 2011. This change is a decrease of $686,202 or 26.6%. As disclosed in Note 1 under significant accounting policies, the company writes off all year-end balances that are not deemed collectible by the time the consolidated financial statements are issued. In addition, management provides for estimated product returns by applying an allowance against Accounts Receivable for the invoice amount of the return. For 2012, the Company did experience an increase in product returns from a long time customer which resulted in an increase in the allowance for returns by $558,777.

Inventory as of December 31, 2012 totaled $8,856,379 compared to $6,196,517 as of December 31, 2011. This increase of $2,659,862 was primarily driven by the Company’s need to procure a sufficient amount of raw fruit materials leading into its 2013 production season. As mentioned above, Paradise, Inc.’s. production season will commence as early as January in order to be ready to ship glace’ fruit products to customers in time for the holiday selling season beginning in mid-September of each year. Management is consistently reviewing economic, harvest and weather conditions throughout the year to see what effect changes to these factors will have on the future availability of the Company’s raw fruit materials. Based on the Company’s assessment of these issues during the first half of 2012, management increased the procurement of raw fruit materials during the third and fourth quarters of 2012. This increase in raw fruit inventory at December 31, 2012 will now provide the Company adequate inventory levels to commence its projected 2013 production needs.

The Company finances ongoing operations primarily with cash provided by our operating activities which are seasonal in nature. The principal sources of liquidity are cash flows provided by operating activities, existing cash, and a line of credit facility. At December 31, 2012 and December 31, 2011, the Company had $6,384,087 and $7,468,908, respectively, in cash. Additionally, a revolving line of credit with a maximum limit of $12 million and a borrowing limit of 80% of the Company’s eligible receivables plus up to 50% of the Company’s eligible inventory, of which $0 was outstanding at December 31, 2012 and December 31, 2011. The line of credit agreement which was renewed in June 2011 expires in June 2013. Net cash used in operating activities decreased $4,025,804 for the twelve months ended December 31, 2012. The primary reasons for this decrease are as follows; income tax payments made during 2012 year were $505,910 greater than 2011; payments for the purchase of inventory increased $2,113,834. These increases in cash outlays were partially offset by an increase in Accounts Receivable payments of $962,031 from Paradise, Inc.’s customers during 2012 compared to 2011.

Summary

Paradise, Inc.’s consolidated net sales increased to $25,702,303 for 2012 compared to $24,862,470 for 2011. Net income after provision for income taxes was $1,002,932 or $1.93 earnings per share for 2012 compared to $1,233,270 or $2.37 earnings per share for 2011.

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

Item 8. Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Paradise, Inc.
Plant City, FL 33563

We have audited the accompanying consolidated balance sheet of Paradise, Inc., and subsidiaries (“the Company”) as of December 31, 2012 and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Paradise, Inc. and subsidiaries as of December 31, 2012 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Respectfully submitted,

/s/ Warren Averett, LLC
WARREN AVERETT, LLC

Certified Public Accountants
Tampa, Florida
March 28, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Paradise, Inc.
Plant City, FL 33563

We have audited the accompanying consolidated balance sheet of Paradise, Inc., and subsidiaries (“the Company”) as of December 31, 2011 and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Paradise, Inc. and subsidiaries as of December 31, 2011 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Respectfully submitted,

/s/ Pender Newkirk & Company LLP
PENDER NEWKIRK & COMPANY LLP

Certified Public Accountants
Tampa, Florida
March 26, 2012

PARADISE, INC.
AND SUBSIDIARIES

Consolidated Balance Sheets

ASSETS

	DECEMBER 31,
	2012	2011
CURRENT ASSETS:
Cash	$6,384,087	$7,468,908
Accounts Receivable, Net of Allowance for Doubtful Accounts of $ -0- and Allowance for Returns of $1,562,556 (2012) and $1,003,779 (2011)	1,893,160	2,579,362
Inventories	8,856,379	6,196,517
Income Tax Receivable	225,794	—
Prepaid Expenses and Other Current Assets	296,728	295,413
Deferred Income Tax Asset	152,250	234,912
Total Current Assets	17,808,398	16,775,112
PROPERTY, PLANT AND EQUIPMENT:
Net of Accumulated Depreciation of $18,454,410 (2012) and $18,505,964 (2011)	3,946,124	4,184,046
GOODWILL	413,280	413,280
CUSTOMER BASE AND NON-COMPETE AGREEMENT	439,747	565,632
OTHER ASSETS	281,935	222,663
TOTAL ASSETS	$22,889,484	$22,160,733

LIABILITIES AND STOCKHOLDERS’ EQUITY

	DECEMBER 31,
	2012	2011
CURRENT LIABILITIES:
Short-Term Debt	$515,866	$313,246
Accounts Payable	375,067	358,851
Accrued Expenses	1,093,698	1,218,289
Income Taxes Payable	—	370,678
Total Current Liabilities	1,984,631	2,261,064
DEFERRED INCOME TAX LIABILITY	272,063	165,891
Total Liabilities	2,256,694	2,426,955
STOCKHOLDERS’ EQUITY:
Common Stock, $.30 Par Value, 2,000,000 Shares Authorized, 583,094 Shares Issued and 519,600 Shares Outstanding	174,928	174,928
Capital in Excess of Par Value	1,288,793	1,288,793
Retained Earnings	19,442,288	18,543,276
	20,906,009	20,006,997
Less: Common Stock in Treasury, at Cost, 63,494 Shares (2012 and 2011)	273,219	273,219
Total Stockholders’ Equity	20,632,790	19,733,778
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$22,889,484	$22,160,733

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements

PARADISE, INC.
AND SUBSIDIARIES

Consolidated Statements of Income

	FOR THE YEARS ENDED DECEMBER 31,
	2012	2011
NET SALES	$25,702,303	$24,862,470
COSTS AND EXPENSES:
Cost of Goods Sold	19,178,541	18,255,113
Selling, General and Administrative Expenses	4,860,697	4,654,881
Amortization Expense	143,885	143,424
Interest Expense	9,493	8,764
Total Costs and Expenses	24,192,616	23,062,182
INCOME FROM OPERATIONS	1,509,687	1,800,288
OTHER INCOME – NET	58,408	128,109
INCOME BEFORE PROVISION FOR INCOME TAXES	1,568,095	1,928,397
PROVISION FOR INCOME TAXES	565,163	695,127
NET INCOME	$1,002,932	$1,233,270
EARNINGS PER SHARE:
Basic	$1.93	$2.37
Diluted	$1.93	$2.37

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements

PARADISE, INC.
AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity
For the Years Ended December 31, 2012 and 2011

	COMMON STOCK	CAPITAL IN EXCESS OF PAR VALUE	RETAINED EARNINGS	TREASURY STOCK	TOTAL
Balance, December 31, 2010	$174,928	$1,288,793	$17,361,966	$(273,919)	$18,552,468
Cash Dividends Declared, $.10 per Share			(51,960)		(51,960)
Net Income			1,233,270		1,233,270
Balance, December 31, 2011	174,928	1,288,793	18,543,276	(273,219)	19,733,778
Cash Dividends Declared, $.20 per Share			(103,920)		(103,920)
Net Income			1,002,932		1,002,932
Balance, December 31, 2012	$174,928	$1,288,793	$19,442,288	$(273,219)	$20,632,790

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements

PARADISE, INC.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	FOR THE YEARS ENDED DECEMBER 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$1,002,932	$1,233,270
Adjustments to Reconcile Net Income to Net Cash (Used in) Provided by Operating Activities:
Provision for Sales Returns	558,777	(49,083)
Provision for Estimated Inventory Returns	(430,588)	(34,493)
Provision for Deferred Income Taxes	188,834	9,567
Depreciation and Amortization	613,120	657,496
Changes in Assets and Liabilities:
Accounts Receivable	127,425	1,089,456
Inventories	(2,229,274)	(115,440)
Prepaid Expenses and Other Current Assets	(1,315)	52,994
Income Tax Receivable	(225,794)	—
Other Assets	(111,919)	(60,445)
Accounts Payable	16,218	54,194
Accrued Expenses	(124,591)	(17,234)
Income Taxes Payable	(370,678)	218,669
Net Cash (Used in) Provided by Operating Activities	(986,853)	3,038,951
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Property, Plant and Equipment	(231,315)	(359,401)
Increase in Cash Surrender Value of Life Insurance	34,647	3,852
Net Cash Used in Investing Activities	(196,668)	(355,549)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net Proceeds from Short-Term Debt	202,620	65,410
Dividends Paid	(103,920)	(51,960)
Net Cash Provided by Financing Activities	98,700	13,450
NET CHANGE IN CASH	(1,084,821)	2,696,852
CASH, at Beginning of Year	7,468,908	4,772,056
CASH, at End of Year	$6,384,087	$7,468,908
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash Paid During the Year for:
Interest	$9,493	$8,764
Income Taxes	$972,801	$466,891

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements

PARADISE, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

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

Fair Value of Financial Instruments

The aggregated net fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, receivables, payables, accrued expenses and short-term borrowings. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

Accounts Receivable and Revenue Recognition

Management reviews subsequent collections on accounts receivable and writes off all year-end balances that are not deemed collectible by the time the consolidated financial statements are issued. Additionally, management has provided for estimated product returns by applying an allowance against Accounts Receivable for the invoiced price of the returns. A provision to recognize a related estimate of finished goods returns has been added to inventories (Note 2).

Management considers the remaining accounts receivable to be fully collectible; accordingly, no allowance for doubtful accounts has been established as of December 31, 2012 and 2011. If accounts become uncollectible, they will be charged to operations when that determination is made. The Company does not have a policy to charge interest on past due amounts. Accounts Receivable are considered past due based on invoice terms.

The Company recognizes revenue upon the shipment or delivery of goods, depending on the agreed upon terms with its customers.

Inventories

Inventories are valued at the lower of cost (first-in, first-out) or market. Cost includes material, labor, factory overhead and depreciation.

PARADISE, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

NOTE 1: SIGNIFICANT ACCOUNTING POLICIES  – (continued)

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Generally, the straight-line method is used in computing depreciation. Estimated useful lives of property, plant and equipment are:

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

Goodwill

Goodwill totaling $413,280 represents the excess purchase price over the fair value of the net assets acquired in the acquisition of Mastercraft Products Corporation. These costs are reviewed for impairment at least annually or more frequently upon the occurrence of an event or when circumstances indicate that goodwill may be impaired. During the years ended, December 31, 2012 and 2011, the Company determined that its goodwill was not impaired.

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

Debt issue costs, amounted to approximately $36,000 as of December 31, 2012 and 2011, and are amortized over the two year term of the agreement.

The Company’s identifiable intangible assets are reviewed for potential impairment whenever events or circumstances indicate that the carrying amounts may not be recoverable. During the years ended, December 31, 2012 and 2011, the Company determined that its identifiable intangible assets were not impaired.

Amortization expense of intangible assets subject to amortization for the years ended December 31, 2012 and 2011 was $143,885 and $143,424, respectively.

Accumulated amortization for the same periods totaled $845,253 (2012) and $701,368 (2011), respectively.

Future amortization expense is anticipated to be as follows:

2013	$134,885
2014	$125,885
2015	$125,885
2016	$62,092

PARADISE, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

NOTE 1: SIGNIFICANT ACCOUNTING POLICIES  – (continued)

Selling Expenses

The Company considers freight delivery costs to be selling expenses and has included $590,485 (2012) and $634,065 (2011) in selling, general and administrative expenses in the accompanying statements of income.

Advertising Expenses

The Company expenses advertising costs in the year they are incurred. Advertising expenses totaled $260,898 (2012) and $138,061 (2011) and are included in selling, general and administrative expenses in the accompanying statements of income.

Employee Benefit Plan

The Company has a 401(k) retirement plan for all eligible employees. Eligibility requirements for employees are based on completing 1,000 hours of service by the end of the first twelve months of consecutive employment and being at least 21 years old. Employee contributions are voluntary and subject to Internal Revenue Service limitations. The Company provides a matching contribution subject to annual review of the Company’s financial performance. For the years ended December 31, 2012 and 2011, the Company incurred $35,499 and $28,847, respectively, in 401(k) expense.

Earnings Per Share

Basic and diluted earnings per common share are based on the weighted average number of shares outstanding and assumed to be outstanding of 519,600 shares at December 31, 2012 and 2011. There are no dilutive securities outstanding at December 31, 2012 and 2011.

Reclassifications

Certain minor reclassifications have been made to the 2011 consolidated financial statements in order to conform to the current period presentation, including a reclassification from accumulated other comprehensive loss into retained earnings.

Impact of Recently Issued Accounting Pronouncements

The Company’s management does not believe that any recent codified pronouncements by the Financial Accounting Standards Board (“FASB”) will have a material impact on the Company’s current or future consolidated financial statements.

NOTE 2: INVENTORIES

	2012	2011
Supplies	$158,925	$165,501
Raw Materials	2,340,505	2,048,954
Work in Progress	561,043	558,899
Finished Goods	5,795,906	3,423,163
Total	$8,856,379	$6,196,517

Included in Finished Goods inventory are estimated returns related to the Provision for Sales Returns totaling $1,166,105 (2012) and $735,517 (2011).

Substantially all inventories are pledged as collateral for certain short-term obligations.

PARADISE, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

NOTE 3: PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	2012	2011
Land and Improvements	$656,040	$656,040
Buildings and Improvements	7,127,321	7,053,066
Machinery and Equipment	14,617,173	14,980,904
Total	22,400,534	22,690,010
Less: Accumulated Depreciation	18,454,410	18,505,964
NET	$3,946,124	$4,184,046

All of the real property, machinery and equipment are pledged as collateral for the Company’s short-term debt obligations.

Depreciation expense for the years ended December 31, 2012 and 2011 was $469,235 and $514,072, respectively.

NOTE 4: SHORT-TERM DEBT

	2012	2011
Letters of credit and other short-term debt under a revolving line of credit with a bank.	$515,866	$313,246
TOTAL	$515,866	$313,246

The Company has a revolving loan agreement with a financial institution with a maximum limit of $12,000,000 and a borrowing limit of 80% of the Company’s eligible receivables plus the lessor of $6,000,000 or 50% of the Company’s eligible inventory from January through May of each year and 60% of eligible inventory from June to December of each year. This agreement is secured by all of the assets of the Company and matures on June 30, 2013. Interest is payable monthly at the bank’s LIBOR rate plus 1.9% or a floor rate of 3%, whichever is greater (3% at December 31, 2012 and 2011).

This agreement requires that certain conditions are met for the Company to continue borrowing, including debt service coverage and debt to equity ratios and other financial covenants including an agreement not to encumber a mortgage on the property and improvement without bank approval. The Company was in compliance with these covenants at December 31, 2012 and 2011.

NOTE 5: OPERATING LEASES

The Company leases certain automobiles and office equipment under operating leases ranging in length from thirty-six to sixty months. Lease payments charged to operations amounted to $74,885 (2012) and $77,571 (2011), respectively.

At December 31, 2012, future minimum payments required under leases with terms greater than one year are as follows:

Years Ending December 31,	Operating Leases
2013	$53,127
2014	27,475
2015	12,246
2016	2,816
Total Minimum Lease Payments	$95,664

PARADISE, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

NOTE 6: ACCRUED EXPENSES

	2012	2011
Accrued Payroll and Bonuses	$400,471	$658,141
Accrued Brokerage Payable	226,742	232,259
Other Accrued Expenses	78,566	38,400
Coupon Reimbursement	77,941	60,000
Accrued Credit Due to Customers	260,288	229,489
Accrued Insurance Payable	49,690	—
Total	$1,093,698	$1,218,289

NOTE 7: PROVISION FOR FEDERAL AND STATE INCOME TAXES

The provisions for income taxes are comprised of the following amounts:

	2012	2011
Current:
Federal	$301,644	$585,771
State	74,685	99,788
	376,329	685,559
Deferred:
Federal	170,618	8,644
State	18,216	924
	188,834	9,568
Total Provision for Income Taxes	$565,163	$695,127

A reconciliation of the differences between the tax provisions attributable to income from continuing operations and the tax provision at statutory Federal income tax rate follows:

	2012	2011
Income Taxes Computed at Statutory Rate	$533,152	$655,655
State Income Tax, Net of Federal Income Tax Benefit	56,922	70,001
Other, Net	(24,911)	(30,529)
Provision for Income Taxes	$565,163	$695,127

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

PARADISE, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

NOTE 7: PROVISION FOR FEDERAL AND STATE INCOME TAXES  – (continued)

Significant components of the Company’s deferred tax assets and liabilities at December 31, 2012 and 2011 were:

	2012	2011
Deferred Tax Assets resulting from:
Inventory Valuation	$3,065	$138,163
Allowance for Sales Returns and Related Provision for
Return of Finished Goods	149,185	96,749
Total Deferred Tax Assets	152,250	234,912
Deferred Tax Liabilities resulting from:
Tax over Book Depreciation	(272,063)	(165,891)
Net Deferred Tax Asset (Liability)	$(119,813)	$69,021
The Net Deferred Tax Asset (Liability) is reflected in the Balance Sheet under these captions:
Current Deferred Income Tax Asset	$152,250	$234,912
Long-Term Deferred Income Tax Liability	(272,063)	(165,891)
	$(119,813)	$69,021

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

Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the determination of the ultimate tax effects is uncertain. We record our tax provision based on current and future income taxes that will be due. In the determination of our provision, we have taken certain tax positions in the consideration of the effects of income and expenses that have been recognized and included in the accompanying consolidated financial statements that may or may not be recognized in the determination of current or future income taxes. We record a liability for these unrecognized tax benefits when we believe that certain positions might be challenged despite our belief that our tax return positions are fully supportable. We review our liability for unrecognized tax benefits quarterly and adjust it in light of changing facts and circumstances, such as the outcome of tax audit. We are subject to income tax audits by the Internal Revenue Service and the State of Florida for the years 2009 – 2011.

As of December 31, 2012 and 2011, we do not expect that any of the tax positions taken by the Company for the tax periods open to audit, if challenged, would result in a significant tax liability.

PARADISE, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

NOTE 8: BUSINESS SEGMENT DATA

The Company’s operations are conducted through two business segments. These segments, and the primary operations of each, are as follows:

BUSINESS SEGMENT	OPERATION
Candied Fruit	Production of candied fruit, a basic fruitcake ingredient, sold to manufacturing bakers, institutional users, and retailers for use in home baking. Also, based on market conditions, the processing of frozen strawberry products, for sale to commercial and institutional users such as preservers, dairies, drink manufacturers, etc.
Molded Plastics	Production of plastics containers and other molded plastics for sale to various food processors and others.

	YEAR ENDED 2012	YEAR ENDED 2011
NET SALES IN EACH SEGMENT
Candied Fruit:
Sales to Unaffiliated Customers	$17,397,551	$17,107,763
Molded Plastics:
Sales to Unaffiliated Customers	8,304,752	7,754,707
Net Sales	$25,702,303	$24,862,470

	YEAR ENDED 2012	YEAR ENDED 2011
THE OPERATING PROFIT OF EACH SEGMENT IS LISTED BELOW
Candied Fruit	$4,326,196	$4,507,921
Molded Plastics	2,112,089	2,084,121
Operating Profit of Segments	6,438,285	6,592,042
General Corporate Expenses, Net	(4,812,666)	(4,614,634)
General Corporate Depreciation and Amortization Expense	(48,031)	(40,247)
Interest Expense	(9,493)	(8,764)
Income Before Provision for Income Taxes	$1,568,095	$1,928,397

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

	YEAR ENDED 2012	YEAR ENDED 2011
Identifiable Assets of Each Segment are Listed Below:
Candied Fruit	$10,443,925	$8,554,261
Molded Plastics	4,354,603	4,621,774
Identifiable Assets	14,798,528	13,176,035
General Corporate Assets	8,090,956	8,984,698
Total Assets	$22,889,484	$22,160,733

PARADISE, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

NOTE 8: BUSINESS SEGMENT DATA  – (continued)

Included in Identifiable Assets of the Molded Plastics Segment is goodwill totaling $413,280 at both December 31, 2012 and 2011.

Identifiable assets by segment are those assets that are principally used in the operations of each segment. General corporate assets are principally cash, land and buildings.

	YEAR ENDED 2012	YEAR ENDED 2011
Depreciation and Amortization Expense of Each Segment are Listed Below:
Candied Fruit	$401,862	$451,349
Molded Plastics	163,227	165,900
Segment Depreciation and Amortization Expense	565,089	617,249
General Corporate Depreciation and Amortization Expense	48,031	40,247
Total Depreciation and Amortization Expense	$613,120	$657,496

	YEAR ENDED 2012	YEAR ENDED 2011
Capital Expenditures of Each Segment are Listed Below:
Candied Fruit	$182,792	$121,308
Molded Plastics	48,523	180,730
Segment Capital Expenditures	231,315	302,038
General Corporate Capital Expenditures	—	57,363
Total Capital Expenditures	$231,315	$359,401

The Company conducts operations only within the United States. Foreign sales are insignificant; primarily all sales are to domestic companies.

NOTE 9: MAJOR CUSTOMERS

During 2012, the Company derived approximately 16% and 13% of its consolidated revenues from Wal-Mart Stores, Inc. and Aqua Cal, Inc., respectively. During 2011, the Company derived 15% and 10% of its consolidated revenue from Wal-Mart Stores, Inc. and Aqua Cal, Inc., respectively. As of December 31, 2012 and 2011, Wal-Mart Stores, Inc.’s accounts receivable balance represented 56% and 57% of total accounts receivable before allowance for returns, respectively, and Aqua Cal, Inc.’s accounts receivable balance represented 12% and 17% of total accounts receivable at December 31, 2012 and 2011, respectively.

NOTE 10: MAJOR VENDORS

During 2012, the Company purchased 11% of its inventory from one supplier (Oregon Cherry Growers). As of December 31, 2012, the Company did not have any amounts owed to this supplier.

NOTE 11: CONCENTRATION OF CREDIT RISK

Cash is maintained at a major financial institution and, at times, balances may exceed federally insured limits. The Company has never experienced any losses related to these balances. All of the Company’s non-interest bearing cash balances were fully insured at December 31, 2012 and 2011 due to a temporary federal program in effect from December 31, 2010 through December 31, 2012. Under the program, there is no limit to the amount of insurance for eligible accounts. Beginning 2013, insurance coverage will revert to $250,000 per depositor at each financial institution, and the Company’s non-interest bearing cash balances may again exceed federally insured limits. The Company did not have any interest-bearing accounts at December 31, 2012 and 2011, respectively.

PARADISE, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

NOTE 12: OTHER ISSUES

During 2012, the Company filed a claim under the court-approved Deepwater Horizon Economic and Property Damages Settlement. The claim is subject to review by a claims board as well as a protest period. An amount has not been recorded in the Company’s consolidated financial statements due to the inherent uncertainty in the claims process.

NOTE 13: SUBSEQUENT EVENT

On March 21, 2013, Paradise, Inc. declared a regular dividend of $.15 per share to stockholders of record at April 12, 2013.

Item 9. Changes in Registrant’s Certifying Accountant

Previous Independent Auditors

As previously reported in Form 8-K dated January 8, 2013, the Registrant (the “Company”) has been advised that, effective January 1, 2013, Pender Newkirk & Company LLP (“Pender Newkirk”) has discontinued its audit practice and that the partners and employees of Pender Newkirk have joined the firm of Warren Averett, LLC. Warren Averett, LLC will serve as the Company’s principal independent auditing firm. The decision to retain Warren Averett, LLC as the Company’s principal independent auditing firm has been approved by the Company’s Board of Directors (and Audit Committee).

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of our year ended December 31, 2012 pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of our year ended December 31, 2012, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the year ended December 31, 2012 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Our management, under the supervision and with the participation of our President and Chief Executive Officer and our Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. Management’s evaluation was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Our internal control over financial reporting includes those policies and procedures that:

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

Management’s Annual Report on Internal Control Over Financial Reporting does not include an attestation report from the Company’s registered public accounting firm Warren Averett, LLC.

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

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors of the Registrant

Melvin S. Gordon —	CEO, Chairman and Director of the Registrant, 79 years old. Term of office will expire at next stockholders’ meeting. Officer with Registrant past 48 years.
Eugene L. Weiner —	Vice-President of the Registrant, 81 years old. Term of office will expire at next stockholders’ meeting. Officer with Registrant past 47 years. (See note on page III-2)
Randy S. Gordon —	President of the Registrant, 57 years old. Term of office will expire at next stockholders’ meeting. Employee or officer of Registrant past 34 years.
Tracy W. Schulis —	Senior Vice-President and Secretary of the Registrant, 55 years old. Term of office will expire at next stockholders’ meeting. Employee or officer of Registrant past 33 years.
Mark H. Gordon —	Executive Vice-President of the Registrant, 50 years old. Term of office will expire at next stockholders’ meeting. Employee or Officer of Registrant past 27 years.

Executive Officers of the Registrant

Melvin S. Gordon —	CEO, Chairman and Director, 79 years old. Term of office will expire at next annual directors’ meeting. Officer with Registrant past 48 years.
Eugene L. Weiner —	Vice-President, 81 years old. Term of office will expire at next annual directors’ meeting. Officer with Registrant past 47 years.
Randy S. Gordon —	President, 57 years old. Term of office will expire at next annual directors’ meeting. Employee or officer of Registrant past 34 years.
Tracy W. Schulis —	Senior Vice-President and Secretary, 55 years old. Term of office will expire at next annual directors’ meeting. Employee or officer of Registrant past 33 years.
Mark H. Gordon —	Executive Vice-President, 50 years old. Term of office will expire at next annual directors’ meeting. Employee or Officer of Registrant past 27 years.
Jack M. Laskowitz —	CFO and Treasurer, 56 years old. Term of office will expire at next annual directors’ meeting. Employee or officer with Registrant past 12 years.

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

III-1

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

Item 11. Executive Compensation

(a) and (b) The following summary compensation table sets forth all remuneration paid or accrued by the Company and its subsidiaries for the years ended December 31, 2012 and 2011 to its Chief Executive Officer and the four other highest paid executive officers whose total remuneration exceeded $100,000.

	COMPENSATION			ALL OTHER COMPENSATION (1 and 2)
NAME AND PRINCIPAL POSITION	YEAR	SALARY	BONUS
Melvin S. Gordon, Chief Exec. Officer	2012	$318,968	$100,435	$4,973
	2011	318,968	99,839	4,240
Randy S. Gordon, President	2012	202,070	89,444	29,360
	2011	202,070	89,068	29,020
Tracy W. Schulis, Senior Vice-President and Secretary	2012	202,070	94,620	43,881
	2011	202,070	94,100	43,303
Mark H. Gordon, Executive Vice-President	2012	202,070	85,100	17,308
	2011	202,070	84,724	17,275
Jack M. Laskowitz, Chief Financial Officer	2012	112,121	41,960	13,766
	2011	112,121	42,256	13,814

NOTES TO THE ABOVE TABLE

1.	Includes personal use of Company automobiles and PS-58 costs.
2.	All Other Compensation includes life insurance premiums paid on behalf of the officers in accordance with the Company’s 162 bonus plan along with matching contributions provided for by the Company’s 401(k) Retirement Savings Plan.

III-2

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)	The following table sets forth as of December 31, 2012, information concerning the beneficial ownership of the common stock of the Company by the persons who own, are known by the company to own, or who the Company has been advised have filed with the S.E.C. declarations of beneficial ownership, of more than 5% of the outstanding common stock.

NAME AND ADDRESS OF BENEFICIAL OWNER	TITLE OF CLASS	AMOUNT & NATURE OF BENEFICIAL OWNERSHIP(1)		PERCENT OF CLASS
Melvin S. Gordon 2611 Bayshore Blvd. Tampa, Florida	Common	192,742	(1)	37.1%
TOTAL		192,742		37.1%

(1)	Includes 141,760 shares owned by the Helen A. Weaner Family Partnership, Ltd., control of which Mr. Gordon shares with his wife as Trustees.
(b)	Beneficial ownership of common stock held by all directors and officers of the Company as a group:

	TITLE OF CLASS	AMOUNT & NATURE OF BENEFICIAL OWNERSHIP(1)		PERCENT OF CLASS
Directors and Officers as a Group	Common	217,947		41.9%
Melvin S. Gordon	Common	192,742	(2)	37.1%
Eugene L. Weiner	Common	307		0
Randy S. Gordon	Common	7,400		1.4
Tracy W. Schulis	Common	8,648		1.7
Mark H. Gordon	Common	8,600		1.7
Jack M. Laskowitz	Common	250		0

(1)	The nature of the beneficial ownership for all shares is sole voting and investment power.
(2)	Includes 141,760 shares owned by the Helen A. Weaner Family Partnership, Ltd., control of which Mr. Gordon shares with his wife as Trustees.
(c)	The Company knows of no contractual arrangements which may at a subsequent date result in a change in control of the Company.

Item 13. Certain Relationships, Related Transactions and Director Independence

None

Item 14. Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed for professional services rendered by Warren Averett, LLC and Pender Newkirk and Company LLP for the audits of the Company’s annual consolidated financial statements and review of consolidated financial statements included in the Company’s Forms 10-Q for fiscal years 2012 and 2011 were $132,528 and $156,634, respectively. At the time of this filing, not all audit fees had been billed for the 2012 fiscal year.

All Other Fees

During 2012, Warren Averett, LLC provided assistance with a claim that the Company filed under the court-approved Deepwater Horizon Economic and Property Damages Settlement. Fees billed for these services were $24,758 for the year ended December 31, 2012. There were no other fees billed by Warren Averett, LLC or Pender Newkirk and Company, LLP for other products and services provided during the years ended December 31, 2012 and 2011.

The Company has not formally designated an audit committee and as a result, the entire board of directors performs the duties of an audit committee. It’s the Board’s policy to pre-approve all services provided by our auditors.

III-3

Item 15. Exhibits and Financial Statement Schedules

Exhibit (3) —	Articles of Incorporation and By-Laws (Incorporated by reference from Exhibits to Paradise, Inc.’s Annual Report on Form 10-KSB for the year ended December 31, 1993, filed on March 31, 1994)
Exhibit (11) —	Statement Re: Computation of Per Share Earnings (Incorporated by reference from Exhibits to page II-10 of this Form 10-K)
Exhibit (31.1) —	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith)
Exhibit (31.2) —	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith)
Exhibit (32.1) —	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (filed herewith)
Exhibit (32.2) —	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith)

III-4

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 28, 2013 Date	PARADISE, INC.
/s/ Melvin S. Gordon Melvin S. Gordon CEO, Chairman and Director

In accordance with the Exchange Act this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

/s/ Melvin S. Gordon Melvin S. Gordon	CEO, Chairman and Director	March 28, 2013 Date
/s/ Eugene L. Weiner Eugene L. Weiner	Vice-President and Director	March 28, 2013 Date
/s/ Randy S. Gordon Randy S. Gordon	President and Director	March 28, 2013 Date
/s/ Tracy W. Schulis Tracy W. Schulis	Senior Vice-President, Secretary and Director	March 28, 2013 Date
/s/ Mark H. Gordon Mark H. Gordon	Executive Vice-President and Director	March 28, 2013 Date
/s/ Jack M. Laskowitz Jack M. Laskowitz	CFO and Treasurer	March 28, 2013 Date

III-5