Form 10-Q
period 2013-03-31
PARADISE INC
filed 2013-05-15
CIK 76149

FORM 10-Q
______________

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Act of 1934.

For the quarterly period ended March 31, 2013

or

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

The number of shares outstanding of each of the issuer’s classes of common stock as of May 15, 2013 was 519,600 shares.

PARADISE, INC.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013
INDEX

		PAGE
PART I.	FINANCIAL INFORMATION

	ITEM 1.

	CONSOLIDATED BALANCE SHEETS:

	Assets

	As of March 31, 2013 (Unaudited), December 31, 2012 and March 31, 2012 (Unaudited)	2

	Liabilities and Stockholders’ Equity

	As of March 31, 2013 (Unaudited), December 31, 2012 and March 31, 2012 (Unaudited)	3

	CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED):

	For the three-month periods ended March 31, 2013 and 2012	4

	CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED):

	For the three-month periods ended March 31, 2013 and 2012	5

	NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)	6 – 8

	ITEM 2.

	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	9 – 12

	ITEM 3.

	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK – N/A	12

	ITEM 4.

	CONTROLS AND PROCEDURES	12

PART II.	OTHER INFORMATION

	ITEMS 1 – 6.	13

SIGNATURES		14

PARADISE, INC.	COMMISSION FILE NO. 0-3026

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

PARADISE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	AS OF		AS OF
	MARCH 31,	AS OF	MARCH 31,
	2013	DECEMBER 31,	2012
	(UNAUDITED)	2012	(UNAUDITED)

ASSETS

CURRENT ASSETS:

Cash	$4,816,706	$6,384,087	$5,532,943
Accounts Receivable, Less, Allowances of $0 (03/31/13),$1,562,556 (12/31/12) and $0 (03/31/12)	1,742,535	1,893,160	1,926,687
Inventories:
Raw Materials and supplies	4,304,019	2,499,430	3,766,404
Work in Process	108,946	561,043	7,449
Finished Goods	6,978,282	5,795,906	4,951,215
Income Tax Receivable	150,219	225,794	-
Deferred Income Tax Asset	152,250	152,250	234,912
Prepaid Expenses and Other Current Assets	150,948	296,728	195,868

Total Current Assets	18,403,905	17,808,398	16,615,478

Property, Plant and Equipment, Less, Accumulated Depreciation of $18,569,676 (03/31/13), $18,454,410 (12/31/12)and $18,628,310 (03/31/12)	3,984,192	3,946,124	4,072,874
Goodwill	413,280	413,280	413,280
Customer Base and Non-Compete Agreement	408,276	439,747	534,161
Other Assets	253,477	281,935	269,622

TOTAL ASSETS	$23,463,130	$22,889,484	$21,905,415

See Accompanying Notes to these Consolidated Financial Statements (Unaudited)

	AS OF		AS OF
	MARCH 31,	AS OF	MARCH 31,
	2013	DECEMBER 31,	2012
	(UNAUDITED)	2012	(UNAUDITED)

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Short term debt	$799,786	$515,866	$631,230
Accounts Payable	1,324,236	375,067	769,648
Accrued Liabilities	385,953	1,093,698	531,387
Income Taxes Payable	-	-	47,366

Total Current Liabilities	2,509,975	1,984,631	1,979,631

DEFERRED INCOME TAX LIABILITY	272,063	272,063	165,891

Total Liabilities	2,782,038	2,256,694	2,145,522

STOCKHOLDERS’ EQUITY:
Common Stock: $0.30 Par Value,2,000,000 Shares Authorized,583,094 Shares Issued,519,600 Shares Outstanding	174,928	174,928	174,928
Capital in Excess of Par Value	1,288,793	1,288,793	1,288,793
Retained Earnings	19,490,590	19,442,288	18,569,391
Treasury Stock, at Cost, 63,494 Shares	(273,219)	(273,219)	(273,219)

Total Stockholders’ Equity	20,681,092	20,632,790	19,759,893

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$23,463,130	$22,889,484	$21,905,415

See Accompanying Notes to these Consolidated Financial Statements (Unaudited)

PARADISE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	FOR THE THREE MONTHS ENDED
	MARCH 31,
	2013	2012

Net Sales	$3,061,604	$3,268,870

Costs and Expenses:
Cost of Goods Sold	2,040,555	2,287,495
Selling, General and Administrative Expense	884,858	805,525
Amortization Expense	35,971	35,971

Total Costs and Expenses	2,961,384	3,128,991

Income from Operations	100,220	139,879

Other Income	101,600	76,844

Income Before Income Taxes	201,820	216,723

Income Tax Expense	75,575	86,688

Net Income	$126,245	$130,035

Income per Common Share (Basic and Diluted)	$0.24	$0.25

Dividend per Common Share	$0.15	$0.20

See Accompanying Notes to these Consolidated Financial Statements (Unaudited)

PARADISE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	FOR THE THREE MONTHS ENDED
	MARCH 31,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$126,245	$130,035
Adjustments to Reconcile Net Income to Net Cash Used in Operating Activities:
Depreciation and Amortization	151,237	158,315
Decrease (Increase) in:
Accounts Receivable	150,625	652,675
Inventories	(2,534,868)	(2,528,551)
Prepaid Expenses and Other Current Assets	145,778	99,545
Income Tax Receivable	75,575	-
Other Assets	23,958	(51,459)
Increase (Decrease) in:
Accounts Payable	949,169	410,798
Accrued Liabilities	(785,685)	(790,822)
Income Taxes Payable	-	(323,312)

Net Cash Used in Operating Activities	(1,697,966)	(2,242,776)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Property and Equipment	(153,335)	(11,173)

Net Cash Used in Investing Activities	(153,335)	(11,173)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Proceeds from Short term Debt	283,920	317,984

Net Cash Provided by Financing Activities	283,920	317,984

NET DECREASE IN CASH	(1,567,381)	(1,935,965)

CASH, AT BEGINNING OF PERIOD	6,384,087	7,468,908

CASH, AT END OF PERIOD	$4,816,706	$5,532,943

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
Income Tax	$-	$410,000

Noncash financing activity:
Dividends Declared	$77,940	$103,920

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

The information furnished herein reflects only the adjustments and accruals of a normal recurring nature management believes is necessary to fairly state the operating results for the respective periods. The notes to the unaudited consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company’s Form 10-K for the year ended December 31, 2012. The Company’s management believes that the disclosures are sufficient for interim financial reporting purposes.

Consumer demand for glace’ fruit product is traditionally strongest during the Thanksgiving and Christmas season. Almost 80% of glace’ fruit product sales are recorded during an eight to ten week period beginning in mid September. Therefore, the operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the current year.

Certain minor reclassifications have been made to the consolidated unaudited financial statements for the quarter ended March 31, 2012 to conform to the classifications used for the quarter ended March 31, 2013.

NOTE 2	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Company’s management does not believe that any recent codified pronouncements by the Financial Accounting Standards Board (“FASB”) (including its EITF), the AICPA or the Securities and Exchange Commission will have a material impact on the Company’s current or future consolidated financial statements.

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

Molded Plastics	Production of plastics containers and other molded plastics for sale to various food processors and others.

	March 31,	March 31,
	2013	2012

Net Sales in Each Segment

Fruit:
Sales to Unaffiliated Customers	$824,737	$876,809

Molded Plastics:
Sales to Unaffiliated Customers	2,236,867	2,392,061

Net Sales	$3,061,604	$3,268,870

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

PARADISE, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

NOTE 4	BUSINESS SEGMENT DATA (CONTINUED)

	March 31,	March 31,
	2013	2012

Identifiable Assets of Each Segment are Listed Below:

Fruit	$11,667,364	$9,739,581

Molded Plastics	5,605,977	5,182,183

Identifiable Assets	17,273,341	14,921,764

General Corporate Assets	6,189,789	6,983,651

Total Assets	$23,463,130	$21,905,415

Identifiable assets by segment are those assets that are principally used in the operations of each segment. General corporate assets are principally cash and land and buildings.

NOTE 5	OTHER ISSUES

During 2012, the Company filed a settlement claim against BP Exploration & Production, Inc. and BP America Production Company (“BP”). The claim is subject to review by a claims board as well as a protest period by BP.  An amount has not been recorded in the Company’s consolidated financial statements due to the inherent uncertainty in the claims process.

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

Overview

Paradise, Inc.’s main business segment, glace’ fruit, a prime ingredient of fruitcakes and other holiday confections, represented 67.7% of total net sales during 2012. These products are sold to manufacturing bakers, institutional users, supermarkets and other retailers throughout the country. Consumer demand for glace’ fruit product is traditionally strongest during the Thanksgiving and Christmas season. Almost 80% of glace’ fruit product sales are recorded during an eight to ten week period beginning in mid September.

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

The First Quarter

Paradise, Inc.’s fruit segment net sales were $824,737 for the first quarter of 2013 compared to $876,809 for the similar reporting period of 2012, representing a 5.9% decrease. The primary reason for this decrease was a shortage of labor with regard to gathering strawberries from a local distributor for delivery to Paradise, Inc.’s facilities. For a negotiated fee, i.e. tolling charge, Paradise, Inc. will receive and process fresh strawberries through its facilities on behalf of this distributor. With the shortage in available labor during the first quarter of 2013, tolling charges earned as of March 31, 2013 were $195,763 compared to $465,887 as of March 31, 2012. Paradise, Inc.’s other fruit segment sales during the first quarter of 2013 primarily comprised of bulk fruit orders received and shipped to supermarkets and manufacturing bakeries leading up to and through the traditional Easter holiday season. Gross sales of bulk fruit orders received and shipped as of March 31, 2013 increased to $619,739 compared to $543,773 as of March 31, 2012.

Paradise Plastics, Inc.’s sales to unaffiliated customers for the first quarter of 2013 were $2,236,867 compared to $2,392,061 for the similar reporting period of 2012, representing a 6.5% decrease. Plastics sales to existing long-term customers within the commercial and home construction industry continued to increase offsetting a slight decline in injection molding customer orders received and shipped during the first quarter of 2013. However, with recent first quarter 2013 capital improvements to various production assets within the Plastics operations, management is confident these enhancements will provide increased capabilities to handle more efficiently existing customer orders as well as new orders moving forward.

Consolidated cost of sales as a percentage of net sales decreased 3.4% for the first quarter of 2013 compared to the similar reporting period of 2012. This decrease is related to the need to fulfill several new customer orders during the first quarter of 2013. Increased production of glace’ fruit over a relatively fixed level of overhead during the first quarter of 2013 will yield a lower percentage of cost of sales. However, with more than ninety percent (90%) of the Company’s glace’ annual production cycle yet to commence, it is too early to project or forecast any realistic changes in cost of sales for 2013. Only after factoring in such items as fluctuations in energy cost over the next six months and possible changes to labor cost associated with the implementation of the Affordable Heath Care Act, will management be able to report any meaningful information related to cost of sales.

Selling, general & administrative expenses totaled $884,858 for the first quarter of 2013 compared to $805,525 for the similar reporting period of 2012 primary as the Company’s sales force increased its commitments to attend various plastics and food trade shows during the first quarter of 2013.

Other Significant Items

Other Income for the first quarter of 2013 totaled $101,600 compared to $76,844 for the similar reporting period of 2012. Other income is periodic sales of recycled plastics materials along with increases in the cash surrender value of two insurance policies owned by the company on behalf of two senior executives.

Inventory as of March 31, 2013 was $11,391,247 compared to $8,725,068 representing an increase of $2,666,179. This increase is twofold; first, as reported in the Company’s December 31, 2012 annual filing, Paradise, Inc. experienced an increase in returns of retail glace’ fruit from a long-term customer. Management provided an estimated impact for products returned by applying an allowance against accounts receivables for the invoiced price of these returns and a provision to recognize a related estimate of finished goods returns was added to inventory at December 31, 2012. Secondly, shipments from suppliers of raw fruit commodities, which may fluctuate based upon many factors common to agricultural products, were received in greater quantity during the first quarter of 2013 compared to the similar period of 2012.

Short term debt and Accounts Payable combined balances as of March 31, 2013 totaled $2,124,022 compared to $1,262,460 for the similar reporting period for 2012. This increase is directly related to the earlier receipt of various raw fruit inventory mentioned in the above paragraph.

PARADISE, INC.	COMMISSION FILE NO. 0-3026

PART I.	FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Other Significant Items (Continued)

We finance our ongoing operations primarily with cash provided by our operating activities. Our principal sources of liquidity are our cash flows provided by operating activities, our existing cash, and a line of credit facility. At March 31, 2013 and December 31, 2012, we had $4.8 million and $6.4 million, respectively, in cash. Additionally, we have a revolving line of credit with a maximum limit of $12 million and a borrowing limit of 80% of the Company’s eligible receivables plus 50% of the Company’s eligible inventory from January 1 to May 31 and 60% from June 1 to December 31 of each year, of which $0 was outstanding at March 31, 2013 and December 31, 2012. Within this agreement, there are letters of credit with a limit of $1,200,000, of which $799,786 was outstanding at March 31, 2013 and $515,866 at December 31, 2012. The line of credit agreement expires in June 2013. Net cash used in operating activities decreased from $2,242,776 for the quarter ended March 31, 2012 to $1,697,964 for the quarter ended March 31, 2013. The primary reasons for this decrease are as follows; income tax payments made during the first quarter of 2013 were $410,000 less than the first quarter of 2012; Accounts Receivable payments received from Paradise, Inc.’s customers during the first quarter of 2013 were $502,050 less than the similar reporting period of 2012. Lastly, net cash provided by financing activities decreased from $317,984 for the quarter ended March 31, 2012 to $283,920 for the quarter ended March 31, 2013 due to timing of payments on letters of credit.

Summary

Paradise, Inc.’s consolidated net sales for the three months ended March 31, 2013 totaled $3,061,604 compared to $3,268,870 for the similar reporting period of 2012, representing a decrease of 6.3%. However, as mentioned in all previous first quarter filings, with less than 5% of anticipated annual glace’ fruit net sales yet to be realized as of the date of this filing, no reasonable estimate or forecast of consolidated financial performance may be determined at this time.

Critical Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make assessments, estimates and assumptions that affect the amounts reported in the consolidated financial statements. We evaluate the accounting policies and estimates used to prepare the consolidated financial statements on an ongoing basis. Critical accounting estimates are those that require management’s most difficult, complex, or subjective judgments and have the most potential to impact our financial position and operating results. For a detailed discussion of our critical accounting estimates, see our Annual Report on Form 10-K for the year ended December 31, 2012. There have been no material changes to our critical accounting estimates during the three months ended March 31, 2013.

PARADISE, INC.	COMMISSION FILE NO. 0-3026

PART I.	FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Recently Issued Accounting Pronouncements

The Company’s management does not believe that any recent codified pronouncements by the Financial Accounting Standards Board (“FASB”) (including its EITF), the AICPA or the Securities and Exchange Commission will have a material impact on the Company’s current or future consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosure and Market Risk – N/A

Item 4.	Controls and Procedures

As of March 31, 2013, our Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures, and they have concluded that we maintain effective disclosure controls and procedures. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2013.

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

PARADISE, INC.
A Florida Corporation

/s/ Melvin S. Gordon	Date:	May 15, 2013
Melvin S. Gordon
Chief Executive Officer and Chairman

/s/ Jack M. Laskowitz	Date:	May 15, 2013
Jack M. Laskowitz
Chief Financial Officer and Treasurer