Form 10-Q/A
period 2013-03-31
PARADISE INC
filed 2013-07-12
CIK 76149

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-Q/A
______________

AMENDMENT 1

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

The number of shares outstanding of each of the issuer’s classes of common stock as of June 19, 2013 was 519,600 shares.

EXPLANATORY NOTE

The Company is filing this Amendment No. 1 on Form 10-Q/A to our Quarterly Report on Form 10-Q for the three months ended March 31, 2013 due to the fact the Company has determined that a data input error was made to the Company’s inventory system resulting in an overstatement of ending inventory and an understatement of cost of goods sold for the first quarter ended March 31, 2013 of $560,824. The Company has determined this error is material with respect to its financial statements for the quarter ended March 31, 2013. As a result, the Company is amending its Form 10-Q for the quarter ending March 31, 2013. As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications of our principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, are filed as Exhibits to this Quarterly Report. Except as set forth in this Amendment No. 1, the other items in the original filing remain unchanged. This Amendment No. 1 continues to reflect circumstances as of the date of the initial filing and the Company has not updated the disclosures contained therein to reflect events that occurred at a later date.

PARADISE, INC.

FORM 10-Q/A
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013
INDEX

		PAGE
PART I.	FINANCIAL INFORMATION

	ITEM 1.

	CONSOLIDATED BALANCE SHEETS:

	Assets

	As of March 31, 2013 (Unaudited), December 31, 2012 and March 31, 2012 (Unaudited)	2

	Liabilities and Stockholders’ Equity

	As of March 31, 2013 (Unaudited), December 31, 2012 and March 31, 2012 (Unaudited)	3

	CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED):

	For the three-month periods ended March 31, 2013 and March 31, 2012	4

	CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED):

	For the three-month periods ended March 31, 2013 and March 31, 2012	5

	NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)	6 – 11

	ITEM 2.

	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	12 – 15

	ITEM 3.

	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK – N/A	15

	ITEM 4.

	CONTROLS AND PROCEDURES	15

PART II.	OTHER INFORMATION

	ITEMS 1 – 6.	16

SIGNATURES		17

PARADISE, INC.	COMMISSION FILE NO. 0-3026

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

PARADISE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	AS OF		AS OF
	MARCH 31,	AS OF	MARCH 31,
	2013	DECEMBER 31,	2012
	(UNAUDITED)	2012	(UNAUDITED)
	(Restated)

ASSETS

CURRENT ASSETS:

Cash	$4,816,706	$6,384,087	$5,532,943
Accounts Receivable, Less, Allowances of $0 (03/31/13), $1,562,556 (12/31/12) and $0 (03/31/12)	1,742,535	1,893,160	1,926,687
Inventories:
Raw Materials and Supplies	4,304,019	2,499,430	3,766,404
Work in Process	108,946	561,043	7,449
Finished Goods	6,417,458	5,795,906	4,951,215
Income Tax Receivable	360,248	225,794	-
Deferred Income Tax Asset	152,250	152,250	234,912
Prepaid Expenses and Other Current Assets	150,948	296,728	195,868

Total Current Assets	18,053,110	17,808,398	16,615,478

Property, Plant and Equipment, Less, Accumulated Depreciation of $18,569,676 (03/31/13), $18,454,410 (12/31/12) and $18,628,310 (03/31/12)	3,984,192	3,946,124	4,072,874
Goodwill	413,280	413,280	413,280
Customer Base and Non-Compete Agreement	408,276	439,747	534,161
Other Assets	253,477	281,935	269,622

TOTAL ASSETS	$23,112,335	$22,889,484	$21,905,415

See Accompanying Notes to these Consolidated Financial Statements (Unaudited)

	AS OF		AS OF
	MARCH 31,	AS OF	MARCH 31,
	2013	DECEMBER 31,	2012
	(UNAUDITED)	2012	(UNAUDITED)
	(Restated)

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Short Term Debt	$799,786	$515,866	$631,230
Accounts Payable	1,324,236	375,067	769,648
Accrued Liabilities	385,953	1,093,698	531,387
Income Taxes Payable	-	-	47,366

Total Current Liabilities	2,509,975	1,984,631	1,979,631

DEFERRED INCOME TAX LIABILITY	272,063	272,063	165,891

Total Liabilities	2,782,038	2,256,694	2,145,522

STOCKHOLDERS’ EQUITY:
Common Stock: $0.30 Par Value,2,000,000 Shares Authorized,583,094 Shares Issued,519,600 Shares Outstanding	174,928	174,928	174,928
Capital in Excess of Par Value	1,288,793	1,288,793	1,288,793
Retained Earnings	19,139,795	19,442,288	18,569,391
Treasury Stock, at Cost, 63,494 Shares	(273,219)	(273,219)	(273,219)

Total Stockholders’ Equity	20,330,297	20,632,790	19,759,893

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$23,112,335	$22,889,484	$21,905,415

See Accompanying Notes to these Consolidated Financial Statements (Unaudited)

PARADISE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	FOR THE THREE MONTHS ENDED
	MARCH 31,
	2013	2012
	(Restated)

Net Sales	$3,061,604	$3,268,870

Costs and Expenses:
Cost of Goods Sold	2,601,379	2,287,495
Selling, General and Administrative Expense	884,858	805,525
Amortization Expense	35,971	35,971

Total Costs and Expenses	3,522,208	3,128,991

(Loss) Income from Operations	(460,604)	139,879

Other Income	101,600	76,844

(Loss) Income Before Income Taxes	(359,004)	216,723

Income Tax Benefit (Expense)	134,454	(86,688)

Net (Loss) Income	$(224,550)	$130,035

(Loss) Income per Common Share (Basic and Diluted)	$(0.43)	$0.25

Dividend per Common Share	$0.15	$0.20

See Accompanying Notes to these Consolidated Financial Statements (Unaudited)

PARADISE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	FOR THE THREE MONTHS ENDED
	MARCH 31,
	2013	2012
	(Restated)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss) Income	$(224,550)	$130,035
Adjustments to Reconcile Net Income to Net Cash Used in Operating Activities:
Depreciation and Amortization	151,237	158,315
Decrease (Increase) in:
Accounts Receivable	150,625	652,675
Inventories	(1,974,044)	(2,528,551)
Prepaid Expenses and Other Current Assets	145,778	99,545
Income Tax Receivable	(134,454)	-
Other Assets	23,958	(51,459)
Increase (Decrease) in:
Accounts Payable	949,169	410,798
Accrued Liabilities	(785,685)	(790,822)
Income Taxes Payable	-	(323,312)

Net Cash Used in Operating Activities	(1,697,966)	(2,242,776)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Property and Equipment	(153,335)	(11,173)

Net Cash Used in Investing Activities	(153,335)	(11,173)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Proceeds from Short Term Debt	283,920	317,984

Net Cash Provided by Financing Activities	283,920	317,984

NET DECREASE IN CASH	(1,567,381)	(1,935,965)

CASH, AT BEGINNING OF PERIOD	6,384,087	7,468,908

CASH, AT END OF PERIOD	$4,816,706	$5,532,943

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
Income Tax	$-	$410,000

Noncash financing activity:
Dividends Declared	$77,940	$103,920

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

NOTE 2	RESTATEMENT OF CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

The Company is filing this Amendment No. 1 on Form 10-Q/A to our Quarterly Report on Form 10-Q for the three months ended March 31, 2013 due to the fact the Company has determined that a data input error was made to the Company’s inventory system resulting in an overstatement of ending inventory and an understatement of cost of goods sold for the first quarter ended March 31, 2013 of $560,824.  The Company has determined this error is material with respect to its financial statements for the quarter ended March 31, 2013.  As a result, the Company is amending its Form 10-Q for the quarter ended March 31, 2013.

PARADISE, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

NOTE 2	RESTATEMENT OF CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (CONTINUED)

Following is the effect of the restatement on the Company’s March 31, 2013 unaudited financial statements:

	As Previously
Balance Sheet	Reported	Adjustment		As Restated
Cash	$4,816,706	$		$4,816,706
Accounts Receivable	1,742,535			1,742,535
Inventories:
Raw Materials and Supplies	4,304,019			4,304,019
Work in Process	108,946			108,946
Finished Goods	6,978,282		(560,824)	6,417,458
Income Tax Receivable	150,219		210,029	360,248
Deferred Income Tax Asset	152,250			152,250
Prepaid Expenses and Other Current Assets	150,948			150,948
	18,403,905		(350,795)	18,053,110

Property, Plant and Equipment	3,984,192			3,984,192
Goodwill	413,280			413,280
Intangibles	408,276			408,276
Other Assets	253,477			253,477
	5,059,225			5,059,225

TOTAL ASSETS	$23,463,130		$(350,795)	$23,112,335

Short Term Debt	$799,786	$		$799,786
Accounts Payable	1,324,236			1,324,236
Accrued Liabilities	385,953			385,953
Income Taxes Payable	-			-
	2,509,975			2,509,975
Deferred Income Tax Liability	272,063			272,063

TOTAL LIABILITIES	2,782,038			2,782,038
Common Stock	174,928			174,928
Capital in Excess of Par Value	1,288,793			1,288,793
Retained Earnings	19,490,590		(350,795)	19,139,795
Treasury Stock	(273,219)			(273,219)
	20,681,092		(350,795)	20,330,297

TOTAL LIABILITIES AND EQUITY	$23,463,130		$(350,795)	$23,112,335

PARADISE, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

NOTE 2	RESTATEMENT OF CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (CONTINUED)

	As Previously
Income Statement	Reported	Adjustment		As Restated

Net Sales	$3,061,604	$		$3,061,604

Cost of Goods Sold	2,040,555		560,824	2,601,379
Selling, General &
Administrative Expenses	884,858			884,858
Amortization Expense	35,971			35,971

Total Expense	2,961,384		560,824	3,522,208

Income (Loss) from Operations	100,220		(560,824)	(460,604)

Other Income	101,600			101,600

Income (Loss) before Income Taxes	201,820		(560,824)	(359,004)

Income Tax (Expense) Benefit	(75,575)		210,029	134,454

Net Income (Loss)	$126,245		$(350,795)	$(224,550)

Income (Loss) per common share	$0.24		$(0.67)	$(0.43)

Dividend per common share	$0.15	$		$0.15

PARADISE, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

NOTE 2	RESTATEMENT OF CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (CONTINUED)

	As Previously
Cash Flow	Reported	Adjustment		As Restated

Cash Flows from Operating Activities:
Net (Loss) Income	$126,245		$(350,795)	$(224,550)
Adjustments to Reconcile Net Income to
Net Cash Used in Operating Activities:
Depreciation and Amortization	151,237			151,237
Accounts Receivable	150,625			150,625
Inventories	(2,534,868)		560,824	(1,974,044)
Prepaid Expenses and
Other Current Assets	145,778			145,778
Income Tax Receivable	75,575		(210,029)	(134,454)
Other Assets	23,958			23,958
Accounts Payable	949,169			949,169
Accrued Liabilities	(785,685)			(785,685)
Income Taxes Payable	-		-	-

Net Cash Used in Operating Activities	(1,697,966)		-	(1,697,966)

Cash Flows from Investing Activities:
Purchase of Property and Equipment	(153,335)			(153,335)

Net Cash Used in Investing Activities	(153,335)			(153,335)

Cash Flows from Financing Activities:
Net Proceeds from Short Term Debt	283,920			283,920

Net Cash Provided by Financing Activities	283,920			283,920

Net Decrease in Cash	(1,567,381)			(1,567,381)

Cash, at Beginning of Period	6,384,087			6,384,087

Cash, at End of Period	$4,816,706	$		$4,816,706

Supplemental Cash Flow Information:
Cash paid for:
Income Tax	$-		$-	$-

Noncash financing activity:
Dividends Declared	$77,940		$-	$77,940

PARADISE, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

NOTE 3	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Company’s management does not believe that any recent codified pronouncements by the Financial Accounting Standards Board (“FASB”) (including its EITF), the AICPA or the Securities and Exchange Commission will have a material impact on the Company’s current or future consolidated financial statements.

NOTE 4	INCOME (LOSS) PER COMMON SHARE

Basic and diluted income (loss) per common share are based on the weighted average number of shares outstanding and assumed to be outstanding of 519,600.  There are no dilutive securities outstanding.

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

	March 31,	March 31,
	2013	2012
	(Restated)
Identifiable Assets of Each Segment are Listed Below:

Fruit	$11,106,540	$9,739,581

Molded Plastics	5,605,977	5,182,183

Identifiable Assets	16,712,517	14,921,764

General Corporate Assets	6,399,818	6,983,651

Total Assets	$23,112,335	$21,905,415

Identifiable assets by segment are those assets that are principally used in the operations of each segment. General corporate assets are principally cash and land and buildings.

NOTE 6	OTHER ISSUES

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

Forward–Looking Statements

This Quarterly Report on Form 10-Q/A contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact should be considered “forward-looking statements” for the purpose of these provisions, including statements that include projections of, or expectations about, earnings, revenues or other financial items, statements about our plans and objectives for future operations, statements concerning proposed new products or services, statements regarding future economic conditions or performance, statements concerning our expectations regarding the attraction and retention of customers, statements about market risk and statements underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of such terminology as “may”, “will”, “expects”, “potential”, or “continue”, or the negative thereof or other similar words. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we can give no assurance that such expectations or any of our forward-looking statements will prove to be correct. Actual results and developments are likely to be different from, and may be materially different from, those expressed or implied by our forward-looking statements. Forward-looking statements are subject to inherent risks and uncertainties.

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

Consolidated cost of sales as a percentage of net sales increased 14.9% for the first quarter of 2013 compared to the similar reporting period of 2012. Reasons contributing to this increase are threefold:  First, the reduction of strawberry pounds processed through the plant’s facilities during the first three months of 2013 were 3,676,983 pounds less than compared to the similar reporting period of 2012.  Secondly, the Company transferred 174,175 additional pounds of higher value retail glace’ fruit inventory returned from its customers into lower price drum inventory during the first quarter of 2013 compared to the first quarter of 2012.   Thirdly, the Company made a decision to sell 214,316 pounds of excess peel and finished glace’ fruit inventory from its December 31, 2012 inventory at cost during the first quarter of 2013.  It should be noted that the Company’s peak production period to build its inventory of glace’ fruit runs from May through November of each year.   Thus, with more than 90% of its estimated production of glace’ fruit inventory yet to start processing as of March 31, 2013, no meaningful trend or projection of cost of sales as a percentage of net sales can be determined at this time.

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

Other Significant Items (Continued)

Inventory as of March 31, 2013 was $10,830,423 compared to $8,725,068 representing an increase of $2,105,355. This increase is twofold; first, as reported in the Company’s December 31, 2012 annual filing, Paradise, Inc. experienced an increase in returns of retail glace’ fruit from a long-term customer. Management provided an estimated impact for products returned by applying an allowance against accounts receivables for the invoiced price of these returns and a provision to recognize a related estimate of finished goods returns was added to inventory at December 31, 2012. Secondly, shipments from suppliers of raw fruit commodities, which may fluctuate based upon many factors common to agricultural products, were received in greater quantity during the first quarter of 2013 compared to the similar period of 2012.

Short Term Debt and Accounts Payable combined balances as of March 31, 2013 totaled $2,124,022 compared to $1,262,460 for the similar reporting period for 2012. This increase is directly related to the earlier receipt of various raw fruit inventory mentioned in the above paragraph.

We finance our ongoing operations primarily with cash provided by our operating activities. Our principal sources of liquidity are our cash flows provided by operating activities, our existing cash, and a line of credit facility. At March 31, 2013 and December 31, 2012, we had $4.8 million and $6.4 million, respectively, in cash. Additionally, we have a revolving line of credit with a maximum limit of $12 million and a borrowing limit of 80% of the Company’s eligible receivables plus 50% of the Company’s eligible inventory from January 1 to May 31 and 60% from June 1 to December 31 of each year, of which $0 was outstanding at March 31, 2013 and December 31, 2012. Within this agreement, there are letters of credit with a limit of $1,200,000, of which $799,786 was outstanding at March 31, 2013 and $515,866 at December 31, 2012. The line of credit agreement expires in June 2013. Net cash used in operating activities decreased from $2,242,776 for the quarter ended March 31, 2012 to $1,697,966 for the quarter ended March 31, 2013. The primary reasons for this decrease are as follows; income tax payments made during the first quarter of 2013 were $410,000 less than the first quarter of 2012; Accounts Receivable payments received from Paradise, Inc.’s customers during the first quarter of 2013 were $502,050 less than the similar reporting period of 2012. Lastly, net cash provided by financing activities decreased from $317,984 for the quarter ended March 31, 2012 to $283,920 for the quarter ended March 31, 2013 due to timing of payments on letters of credit.

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

Disclosure controls and procedures mean the methods designed to ensure that information that the Company is required to disclose in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods required. Our controls and procedures are designed to ensure that all information required to be disclosed is accumulated and communicated to our management to allow timely decisions regarding disclosure.  Subsequent to March 31, 2013, the Company identified a material weakness in the internal control over the review of data input into the Company’s inventory system occurring at interim periods, which resulted in a restatement of the March 31, 2013 unaudited consolidated financial statements.  Effective immediately, controls to strengthen internal controls regarding data input have been established, therefore, the Company believes the material weakness has been remediated.  Our controls and procedures are also designed to provide reasonable assurance of the reliability of our financial reporting and accurate recording of our financial transactions.

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

PARADISE, INC.
A Florida Corporation

/s/ Melvin S. Gordon	Date:	July 12, 2013
Melvin S. Gordon
Chief Executive Officer and Chairman

/s/ Jack M. Laskowitz	Date:	July 12, 2013
Jack M. Laskowitz
Chief Financial Officer and Treasurer