Form 10-Q
period 2013-06-30
PARADISE INC
filed 2013-08-14
CIK 76149

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
______________

FORM 10-Q
______________

☒           Quarterly report pursuant to section 13 or 15(d) of the Securities Act of 1934.

For the quarterly period ended June 30, 2013

or

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

The number of shares outstanding of each of the issuer’s classes of common stock as of August 14, 2013 was 519,600 shares.

PARADISE, INC.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013
INDEX
		PAGE
PART I.	FINANCIAL INFORMATION

	ITEM 1.

	CONSOLIDATED BALANCE SHEETS:

	Assets

	As of June 30, 2013 (Unaudited), December 31, 2012 and June 30, 2012 (Unaudited)	2

	Liabilities and Stockholders’ Equity

	As of June 30, 2013 (Unaudited), December 31, 2012 and June 30, 2012 (Unaudited)	3

	CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED):

	For the three-month periods ended June 30, 2013 and 2012	4

	For the six-month periods ended June 30, 2013 and 2012	5

	CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED):

	For the six-month periods ended June 30, 2013 and 2012	6

	NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)	7 – 9

	ITEM 2.

	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	10 – 13

	ITEM 3.

	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK – N/A	13

	ITEM 4.

	CONTROLS AND PROCEDURES	13

PART II.	OTHER INFORMATION

	ITEMS 1 – 6.	14

SIGNATURES		15

PARADISE, INC.	COMMISSION FILE NO. 0-3026

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

PARADISE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	AS OF		AS OF
	JUNE 30,	AS OF	JUNE 30,
	2013	DECEMBER 31,	2012
	(UNAUDITED)	2012	(UNAUDITED)
ASSETS
CURRENT ASSETS:
Cash	$963,849	$6,384,087	$1,053,707
Accounts Receivable,
Less, Allowances of $0 (06/30/13), $1,562,556 (12/31/12) and $0 (06/30/12)	1,053,791	1,893,160	1,500,421
Inventories:
Raw Materials and Supplies	4,657,655	2,499,430	4,465,783
Work in Process	463,835	561,043	417,867
Finished Goods	9,331,047	5,795,906	8,624,074
Income Tax Receivable	307,794	225,794	-
Deferred Income Tax Asset	316,067	152,250	260,325
Prepaid Expenses and Other Current Assets	566,129	296,728	585,437
Total Current Assets	17,660,167	17,808,398	16,907,614
Property, Plant and Equipment,
Less, Accumulated Depreciation of $18,685,992 (06/30/13), $18,454,410 (12/31/12) and $18,744,791 (06/30/12)	3,939,420	3,946,124	4,046,628
Goodwill	413,280	413,280	413,280
Customer Base and Non-Compete Agreement	376,805	439,747	502,690
Other Assets	322,471	281,935	236,269
TOTAL ASSETS	$22,712,143	$22,889,484	$22,106,481

See Accompanying Notes to these Consolidated Financial Statements (Unaudited)

	AS OF		AS OF
	JUNE 30,	AS OF	JUNE 30,
	2013	DECEMBER 31,	2012
	(UNAUDITED)	2012	(UNAUDITED)
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short Term Debt	$561,826	$515,866	$731,698
Accounts Payable	1,207,128	375,067	1,353,224
Accrued Liabilities	383,556	1,093,698	268,075
Total Current Liabilities	2,152,510	1,984,631	2,352,997
DEFERRED INCOME TAX LIABILITY	272,063	272,063	165,891
Total Liabilities	2,424,573	2,256,694	2,518,888
STOCKHOLDERS’ EQUITY:
Common Stock: $0.30 Par Value, 2,000,000 Shares Authorized, 583,094 Shares Issued, 519,600 Shares Outstanding	174,928	174,928	174,928
Capital in Excess of Par Value	1,288,793	1,288,793	1,288,793
Retained Earnings	19,097,068	19,442,288	18,397,091
Treasury Stock, at Cost, 63,494 Shares	(273,219)	(273,219)	(273,219)
Total Stockholders’ Equity	20,287,570	20,632,790	19,587,593
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$22,712,143	$22,889,484	$22,106,481

PARADISE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	FOR THE THREE MONTHS ENDED
	JUNE 30,
	2013	2012
Net Sales	$2,715,210	$2,584,521
Costs and Expenses:
Cost of Goods Sold	1,874,839	2,014,406
Selling, General and Administrative Expense	813,700	811,562
Amortization Expense	35,972	35,972
Total Costs and Expenses	2,724,511	2,861,940
Loss from Operations	(9,301)	(277,419)
Other Loss	(62,789)	(6,179)
Loss Before Income Taxes	(72,090)	(283,598)
Income Tax Benefit	29,363	112,101
Net Loss	$(42,727)	$(171,497)
Loss per Common Share (Basic and Diluted)	$(0.08)	$(0.33)
Dividend per Common Share	$0.15	$0.20

See Accompanying Notes to these Consolidated Financial Statements (Unaudited)

PARADISE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	FOR THE SIX MONTHS ENDED
	JUNE 30,
	2013	2012
Net Sales	$5,776,814	$5,853,391
Costs and Expenses:
Cost of Goods Sold	4,476,218	4,301,901
Selling, General and Administrative Expense	1,698,558	1,617,087
Amortization Expense	71,943	71,943
Total Costs and Expenses	6,246,719	5,990,931
Loss from Operations	(469,905)	(137,540)
Other Income	38,811	70,665
Loss Before Income Taxes	(431,094)	(66,875)
Income Tax Benefit	163,817	25,413
Net Loss	$(267,277)	$(41,462)
Loss per Common Share (Basic and Diluted)	$(0.51)	$(0.08)
Dividend per Common Share	$0.15	$0.20

See Accompanying Notes to these Consolidated Financial Statements (Unaudited)

PARADISE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	FOR THE SIX MONTHS ENDED
	JUNE 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(267,277)	$(41,462)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and Amortization	303,524	310,771
Provision for Deferred Income Taxes	(163,817)	(25,413)
Decrease (Increase) in:
Accounts Receivable	839,369	1,078,941
Inventories	(5,596,158)	(7,311,207)
Prepaid Expenses and Other Current Assets	(269,401)	(290,024)
Income Tax Receivable	(82,000)	-
Other Assets	(49,536)	(22,606)
Increase (Decrease) in:
Accounts Payable	832,061	993,571
Accrued Expense	(710,142)	(950,214)
Income Taxes Payable	-	(370,678)
Net Cash Used in Operating Activities	(5,163,377)	(6,628,321)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Property and Equipment	(224,881)	(101,412)
Net Cash Used in Investing Activities	(224,881)	(101,412)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net Proceeds from Short Term Debt	45,960	418,452
Dividends Paid	(77,940)	(103,920)
Net Cash (Used in) Provided by Financing Activities	(31,980)	314,532
NET DECREASE IN CASH	(5,420,238)	(6,415,201)
CASH, AT BEGINNING OF PERIOD	6,384,087	7,468,908
CASH, AT END OF PERIOD	$963,849	$1,053,707
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
Income Taxes	$82,000	$410,000

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

The information furnished herein reflects all adjustments and accruals of a normal recurring nature that management believes are necessary to fairly state the operating results for the respective periods.  The notes to the unaudited consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company’s Form 10-K for the year ended December 31, 2012.  The Company’s management believes that the disclosures are sufficient for interim financial reporting purposes.

Consumer demand for glace’ fruit product is traditionally strongest during the Thanksgiving and Christmas season.  Almost 80% of glace’ fruit product sales are recorded during an eight to ten week period beginning in mid September.  Therefore, the operating results for the six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the current year.

Certain minor reclassifications have been made to the consolidated unaudited financial statements for the quarter ended June 30, 2012 to conform to the classifications used for the quarter ended June 30, 2013.

NOTE 2            RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Company’s management does not believe that any recent codified pronouncements by the Financial Accounting Standards Board (“FASB”) (including its EITF), the AICPA or the Securities and Exchange Commission will have a material impact on the Company’s current or future consolidated financial statements.

NOTE 3            LOSS PER COMMON SHARE

Basic and diluted loss per common share is based on the weighted average number of shares outstanding and assumed to be outstanding of 519,600.  There are no dilutive securities outstanding.

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

Molded Plastics	Production of plastics containers and other molded plastics for sale to various food processors and others.

	Three months ended	Three months ended
	June 30,	June 30,
	2013	2012
Net Sales in Each Segment

Fruit:
Sales to Unaffiliated Customers	$390,766	$357,713

Molded Plastics:
Sales to Unaffiliated Customers	2,324,444	2,226,808

Net Sales	$2,715,210	$2,584,521

	Six months ended	Six months ended
	June 30,	June 30,
	2013	2012
Net Sales in Each Segment

Fruit:
Sales to Unaffiliated Customers	$1,215,503	$1,234,522

Molded Plastics:
Sales to Unaffiliated Customers	4,561,311	4,618,869

Net Sales	$5,776,814	$5,853,391

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

PARADISE, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

NOTE 4            BUSINESS SEGMENT DATA (CONTINUED)

	June 30,	June 30,
	2013	2012
Identifiable Assets of Each Segment are Listed Below:

Fruit	$14,696,781	$14,092,137

Molded Plastics	4,936,802	5,141,204

Identifiable Assets	19,633,583	19,233,341

General Corporate Assets	3,078,560	2,873,140

Total Assets	$22,712,143	$22,106,481

Identifiable assets by segment are those assets that are principally used in the operations of each segment.  General corporate assets are principally cash, land and buildings, and income tax assets.

NOTE 5            OTHER ISSUES

On June 20, 2013, Paradise, Inc. renewed its revolving line of credit with a financial institution for a two year period maturing on June 23, 2015.  Paradise, Inc.’s revolving line of credit has a maximum limit of $12,000,000 with a borrowing base of 80% of the Company’s eligible receivables plus the lessor of $6,000,000 or 50% of the Company’s eligible inventory from January through May of each year and 60% of eligible inventory from June to December of each year.  This agreement is secured by all the assets of the Company and the agreement requires that certain conditions are met for the Company to continue borrowing, including debt service coverage and debt to equity ratios and other financial covenants including an agreement not to encumber a mortgage on the property without bank approval.  Interest is payable monthly at the bank’s LIBOR rate plus 1.75%.

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

The First Six Months

Paradise, Inc.’s fruit segment net sales for the first six months of 2013 decreased 1.5% to $1,215,503 from $1,234,522 for the similar reporting period of 2012.  Paradise, Inc.’s fruit segment sales are very seasonal in nature as net sales for the first six months of the year have historically represented less than 5% of annual net sales.  The primary sales activity within this segment for the first six months of the year relates to bulk fruit orders received and shipped to supermarkets and manufacturing bakeries.  The remaining volume of sales activity consists of the sale of finished strawberry products produced exclusively for a local Plant City, Florida distributor during late March and early April of each year.  For a tolling fee, Paradise, Inc. will receive and process fresh strawberries on behalf of this distributor.  Tolling charges earned during the first six months of 2013 were $280,950 compared to $521,952 for the similar reporting period of 2012.  The reduction in tolling income of $241,002 was caused by a labor shortage in gathering strawberries on behalf of this local distributor for delivery to Paradise, Inc.’s facility.

Paradise Plastics, Inc.’s net sales to unaffiliated customers during the first six months of 2013 decreased 1.2% to $4,561,311 from $4,618,869 compared to the similar reporting period of 2012.  This decrease is primarily related to the transitioning away from the production and shipment of a custom molding product for a long term customer whose own product line changed during the second quarter of 2013.  Paradise Plastics, Inc. is in the process of developing a new prototype custom mold for this existing customer.  The Company is continuing its development and testing of this new custom plastics mold in order to comply with the customer’s requirements.   Paradise, Inc.’s management is confident that once approval for this mold is received that production and subsequent shipment of this product will begin in the second half of 2013.

Consolidated cost of sales, as a percentage of net sales, increased 4.1% during the first six months of 2013 compared to the similar reporting period of 2012.  This increase is primarily contributable to the following two reasons.  First, with the shortage of available labor to gather strawberries from various farms within the local area, Paradise, Inc. received and processed approximately 2,800,000 less pounds of strawberries through its facilities during the first six months of 2013 compared to the similar period of 2012.  Secondly, certain raw fruit material received from one of the Company’s suppliers, which is subject to specific size and quality requirements before being processed and placed into inventory, had a higher rejection rate than in the previous year.  Thus, the reduction in the amount of raw fruit materials processed through the plant during the non-traditional production period of January through May, will result in a higher percentage of cost of sales as the Company must maintain a certain level of fixed expenses throughout the year.  However, it is important to note that with less than 30% of Paradise, Inc.’s retail glace’ fruit production cycle yet to commence as of June 30, 2013, it is still too early to forecast with any reasonable certainty cost of sales as it relates to a percentage of consolidated sales until a full year’s inventory production cycle is completed.

Selling, general and administrative expenses for the first six months of 2013 increased 5.0 % compared to the similar reporting period of 2012. This increase was related to management 's decision to attend additional food and trade shows to promote the sale of the company's glace' fruit and dried fruit snack products.

PARADISE, INC.	COMMISSION FILE NO. 0-3026

PART I.	FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Other Significant Items

On June 20, 2013, Paradise, Inc. renewed its revolving line of credit with a financial institution for a two year period maturing on June 23, 2015.  Paradise, Inc.’s revolving line of credit has a maximum limit of $12,000,000 with a borrowing base of 80% of the Company’s eligible receivables plus the lessor of $6,000,000 or 50% of the Company’s eligible inventory from January through May of each year and 60% of eligible inventory from June to December of each year.  This agreement is secured by all the assets of the Company and the agreement requires that certain conditions are met for the Company to continue borrowing, including debt service coverage and debt to equity ratios and other financial covenants including an agreement not to encumber a mortgage on the property without bank approval.  Interest is payable monthly at the bank’s LIBOR rate plus 1.75%.

Inventory as of June 30, 2013 totaled $14,452,537 compared to $13,507,724 as of June 30, 2012, representing an increase of $944,813.  This increase as previously reported in the Company’s December 31, 2012 annual filing was caused by an increase in returns of retail glace’ fruit from a long-term customer.  Management provided an estimated impact for products returned by applying an allowance against accounts receivables for the invoiced price of these returns and a provision to recognize a related estimate of finished goods returns was added to inventory at December 31, 2012.

We finance our ongoing operations primarily with cash provided by our operating activities which are seasonal in nature.  Our principal sources of liquidity are our cash flows provided by operating activities, our existing cash, and a line of credit facility.  At June 30, 2013 and December 31, 2012, we had $963,849 and $6,384,087, respectively, in cash.  Additionally, we have a revolving line of credit with a maximum limit of $12 million and a borrowing limit of 80% of the Company’s eligible receivables plus 50% of the Company’s eligible inventory from January 1 to May 31 and 60% from June 1 to December 31 of each year, of which $0 was outstanding at June 30, 2013 and $0 at December 31, 2012.  Within this agreement, there are letters of credit with a limit of $1,200,000, of which $561,826 was outstanding at June 30, 2013 and $515,866 at December 31, 2012.  The line of credit agreement expires in June 2015.  Net cash used in operating activities decreased from $6,628,321 for the six months ended June 30, 2012 to $5,163,377 for the six months ended June 30, 2013.  The primary reasons for this decrease are as follows; income tax payments made during the six months ended June 30, 2013 were $328,000 less than the six months ended June 30, 2012; Accounts Receivable net payments received from Paradise, Inc.’s customers during the six months ended June 30, 2013 were $239,572 less than the similar reporting period of 2012.  Lastly, net cash provided by financing activities decreased from $314,532 for the six months ended June 30, 2012 to $(31,980) for the six months ended June 30, 2013 due to timing of payments on letters of credit.

Summary

Paradise Inc.’s consolidated net sales decreased 1.3% for the first six months of 2013 compared to the similar reporting period of 2012 from $5,853,391 to $5,776,814.  However, as mentioned and disclosed in all previous interim filings, due to the highly seasonal nature of the Company’s primary product, glace’ fruit, which accounts for approximately 70% of consolidated annual revenue, no meaningful financial analysis may be developed from Paradise, Inc.’s interim reporting results.  Only a full year’s accounting of revenue and expenses will provide the necessary information to determine the Company’s financial performance.

PARADISE, INC.	COMMISSION FILE NO. 0-3026

PART I.	FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Critical Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make assessments, estimates and assumptions that affect the amounts reported in the consolidated financial statements.  We evaluate the accounting policies and estimates used to prepare the consolidated financial statements on an ongoing basis.  Critical accounting estimates are those that require management’s most difficult, complex, or subjective judgments and have the most potential to impact our financial position and operating results.  For a detailed discussion of our critical accounting estimates, see our Annual Report on Form 10-K for the year ended December 31, 2012.  There have been no material changes to our critical accounting estimates during the six months ended June 30, 2013.

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

Item 3.           Quantitative and Qualitative Disclosure and Market Risk – N/A

Item 4.           Controls and Procedures

As of June 30, 2013, our Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures, and they have concluded that we maintain effective disclosure controls and procedures.  There were no changes in our internal control over financial reporting during the quarter ended June 30, 2013.

Disclosure controls and procedures mean the methods designed to ensure that information that the Company is required to disclose in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods required.  Our controls and procedures are designed to ensure that all information required to be disclosed is accumulated and communicated to our management to allow timely decisions regarding disclosure.  During June 2013, we identified a material weakness in our internal controls over the interim period review of data input into the Company’s inventory system.  Effective immediately after this discovery, additional procedures were established, which strengthened internal control and remediated the material weakness.  Our controls and procedures are also designed to provide reasonable assurance of the reliability of our financial reporting and accurate recording of our financial transactions.

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

PARADISE, INC.
A Florida Corporation

/s/ Melvin S. Gordon	Date: August 14, 2013
Melvin S. Gordon
Chief Executive Officer and Chairman

/s/ Jack M. Laskowitz	Date: August 14, 2013
Jack M. Laskowitz
Chief Financial Officer and Treasurer