Form 10-Q
period 2013-09-30
PARADISE INC
filed 2013-11-14
CIK 76149

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
______________

FORM 10-Q
______________

☒           Quarterly report pursuant to section 13 or 15(d) of the Securities Act of 1934.

For the quarterly period ended September 30, 2013

or

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

The number of shares outstanding of each of the issuer’s classes of common stock as of November 14, 2013 was 519,600 shares.

PARADISE, INC.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013
INDEX

		PAGE

PART I.	FINANCIAL INFORMATION

	ITEM 1.

	CONSOLIDATED BALANCE SHEETS:

	Assets

	As of September 30, 2013 (Unaudited), December 31, 2012 and September 30, 2012 (Unaudited)	2

	Liabilities and Stockholders’ Equity

	As of September 30, 2013 (Unaudited), December 31, 2012 and September 30, 2012 (Unaudited)	3

	CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED):

	For the three-month periods ended September 30, 2013 and 2012	4

	For the nine-month periods ended September 30, 2013 and 2012	5

	CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED):

	For the nine-month periods ended September 30, 2013 and 2012	6

	NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)	7 – 9

	ITEM 2.

	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	10 – 13

	ITEM 3.

	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK – N/A	13

	ITEM 4.

	CONTROLS AND PROCEDURES	13

PART II.	OTHER INFORMATION

	ITEMS 1 – 6.	14

SIGNATURES		15

PARADISE, INC.	COMMISSION FILE NO. 0-3026

PART I.     FINANCIAL INFORMATION

Item 1.        Financial Statements

PARADISE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	AS OF		AS OF
	SEPTEMBER 30,	AS OF	SEPTEMBER 30,
	2013	DECEMBER 31,	2012
	(UNAUDITED)	2012	(UNAUDITED)
ASSETS

CURRENT ASSETS:

Cash	$301,648	$6,384,087	$78
Accounts Receivable,
Less, Allowances of $0 (09/30/13),
$1,562,556 (12/31/12) and $0 (09/30/12)	7,361,779	1,893,160	8,087,910
Inventories:
Raw Materials and Supplies	3,253,143	2,499,430	3,627,009
Work in Process	313,891	561,043	390,446
Finished Goods	9,071,019	5,795,906	7,645,579
Deferred Income Tax Asset	152,250	152,250	234,912
Income Tax Receivable	196,526	225,794	-
Prepaid Expenses and Other Current Assets	480,522	296,728	480,835

Total Current Assets	21,130,778	17,808,398	20,466,769

Property, Plant and Equipment,
Less, Accumulated Depreciation of
$18,801,658 (09/30/13), $18,454,410 (12/31/12)
and $18,860,033 (09/30/12)	3,838,876	3,946,124	4,036,833
Goodwill	413,280	413,280	413,280
Customer Base and Non-Compete Agreement	345,333	439,747	471,219
Other Assets	322,365	281,935	233,205

TOTAL ASSETS	$26,050,632	$22,889,484	$25,621,306

See Accompanying Notes to these Consolidated Financial Statements (Unaudited)

	AS OF		AS OF
	SEPTEMBER 30,	AS OF	SEPTEMBER 30,
	2013	DECEMBER 31,	2012
	(UNAUDITED)	2012	(UNAUDITED)

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Short Term Debt	$2,672,593	$515,866	$2,592,084
Accounts Payable	867,153	375,067	1,261,334
Accrued Liabilities	794,156	1,093,698	774,814
Income Taxes Payable	-	-	187,777

Total Current Liabilities	4,333,902	1,984,631	4,816,009

Deferred Income Tax Liability	272,063	272,063	165,891

Total Liabilities	4,605,965	2,256,694	4,981,900

STOCKHOLDERS’ EQUITY:
Common Stock: $0.30 Par Value,
2,000,000 Shares Authorized,
583,094 Shares Issued,
519,600 Shares Outstanding	174,928	174,928	174,928
Capital in Excess of Par Value	1,288,793	1,288,793	1,288,793
Retained Earnings	20,254,165	19,442,288	19,448,904
Treasury Stock, at Cost,
63,494 Shares	(273,219)	(273,219)	(273,219)

Total Stockholders’ Equity	21,444,667	20,632,790	20,639,406

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$26,050,632	$22,889,484	$25,621,306

PARADISE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	FOR THE THREE MONTHS ENDED
	SEPTEMBER 30,
	2013	2012

Net Sales	$9,538,239	$9,994,865

Costs and Expenses:
Cost of Goods Sold	6,756,355	7,023,493
Selling, General and Administrative Expense	1,189,986	1,199,859
Amortization Expense	35,971	35,971
Interest Expense	6,002	3,304

Total Costs and Expenses	7,988,314	8,262,627

Income from Operations	1,549,925	1,732,238

Other Income (Loss)	283,416	(35,771)

Income from Operations Before Provision for Income Taxes	1,833,341	1,696,467

Provision for Income Taxes	676,244	644,654

Net Income	$1,157,097	$1,051,813

Income per Common Share (Basic and Diluted)	$2.23	$2.02

Dividend per Common Share	$0.00	$0.00

See Accompanying Notes to these Consolidated Financial Statements (Unaudited)

PARADISE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	FOR THE NINE MONTHS ENDED
	SEPTEMBER 30,
	2013	2012

Net Sales	$15,315,053	$15,848,256

Costs and Expenses:
Cost of Goods Sold	11,232,573	11,325,394
Selling, General and Administrative Expense	2,888,544	2,816,946
Amortization Expense	107,914	107,914
Interest Expense	6,002	3,304

Total Costs and Expenses	14,235,033	14,253,558

Income from Operations	1,080,020	1,594,698

Other Income	322,227	34,894

Income from Operations Before Provision for Income Taxes	1,402,237	1,629,592

Provision for Income Taxes	512,427	619,241

Net Income	$889,820	$1,010,351

Income per Common Share (Basic and Diluted)	$1.71	$1.94

Dividend per Common Share	$0.15	$0.20

See Accompanying Notes to these Consolidated Financial Statements (Unaudited)

PARADISE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	FOR THE NINE MONTHS ENDED
	SEPTEMBER 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$889,820	$1,010,351
Adjustments to Reconcile Net Income to
Net Cash Used in Operating Activities:
Depreciation and Amortization	455,162	461,982
(Increase) Decrease in:
Accounts Receivable	(5,468,619)	(5,508,548)
Inventories	(3,781,674)	(5,466,517)
Prepaid Expenses	(183,794)	(185,422)
Other Assets	(53,933)	(24,847)
Income Tax Receivable	29,268	-
Increase (Decrease) in:
Accounts Payable	492,086	902,485
Accrued Expense	(299,542)	(443,475)
Income Taxes Payable	-	(182,901)

Net Cash Used in Operating Activities	(7,921,226)	(9,436,892)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Property and Equipment	(240,000)	(206,856)

Net Cash Used in Investing Activities	(240,000)	(206,856)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Proceeds from Short-Term Debt	2,156,727	2,278,838
Dividends Paid	(77,940)	(103,920)

Net Cash Provided by Financing Activities	2,078,787	2,174,918

NET DECREASE IN CASH	(6,082,439)	(7,468,830)

CASH, AT BEGINNING OF PERIOD	6,384,087	7,468,908

CASH, AT END OF PERIOD	$301,648	$78

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:

Interest	$6,002	$3,304

Income Taxes	$483,159	$802,142

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

Consumer demand for glace’ fruit product is traditionally strongest during the Thanksgiving and Christmas season.  Almost 80% of glace’ fruit product sales are recorded during an eight to ten week period beginning in mid September.  Therefore, the operating results for the nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the current year.

Certain minor reclassifications have been made to the consolidated unaudited financial statements for the quarter ended September 30, 2012 to conform to the classifications used for the quarter ended September 30, 2013.

NOTE 2           RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Company’s management does not believe that any recent codified pronouncements by the Financial Accounting Standards Board (“FASB”) (including its EITF), the AICPA or the Securities and Exchange Commission will have a material impact on the Company’s current or future consolidated financial statements.

NOTE 3           INCOME PER COMMON SHARE

Basic and diluted income per common share is based on the weighted average number of shares outstanding and assumed to be outstanding of 519,600.  There are no dilutive securities outstanding.

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

Molded Plastics	Production of plastics containers and other molded plastics for sale to various food processors and others.

	Three months ended	Three months ended
	September 30,	September 30,
	2013	2012
Net Sales in Each Segment

Fruit:
Sales to Unaffiliated Customers	$7,884,362	$8,412,222

Molded Plastics:
Sales to Unaffiliated Customers	1,653,877	1,582,643

Net Sales	$9,538,239	$9,994,865

	Nine months ended	Nine months ended
	September 30,	September 30,
	2013	2012
Net Sales in Each Segment

Fruit:
Sales to Unaffiliated Customers	$9,099,865	$9,646,744

Molded Plastics:
Sales to Unaffiliated Customers	6,215,188	6,201,512

Net Sales	$15,315,053	$15,848,256

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

PARADISE, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

NOTE 4           BUSINESS SEGMENT DATA (CONTINUED)

	September 30,	September 30,
	2013	2012
Identifiable Assets of Each Segment are Listed Below:

Fruit	$19,589,588	$19,310,400

Molded Plastics	4,404,647	4,629,462

Identifiable Assets	23,994,235	23,939,862

General Corporate Assets	2,056,397	1,681,444

Total Assets	$26,050,632	$25,621,306

Identifiable assets by segment are those assets that are principally used in the operations of each segment.  General corporate assets are principally cash, land and buildings, and income tax assets.

NOTE 5           OTHER ISSUES

As reported in the second quarter filing of this year, Paradise, Inc. renewed its revolving line of credit with a financial institution for a two year period maturing on June 23, 2015.  Paradise, Inc.’s revolving line of credit has a maximum limit of $12,000,000 with a borrowing base of  80% of the Company’s eligible receivables plus the lessor of $6,000,000 or 50% of the Company’s eligible inventory from January through May of each year and 60% of eligible inventory from June to December of each year.  This agreement is secured by all the assets of the Company and the agreement requires that certain conditions are met for the Company to continue borrowing, including debt service coverage and debt to equity ratios and other financial covenants including an agreement not to encumber a mortgage on the property without bank approval.  Interest is payable monthly at the bank’s LIBOR rate plus 1.75%.

During 2012, Paradise, Inc. filed a claim with the Deepwater Horizon Economic and Property Program (the “Settlement Program”) arising out of damages suffered as a result of the Deepwater Horizon Incident.  Upon review by the claims administrator of the Settlement Program and after a 30 day period in which BP Exploration & Production, Inc. could file a protest contesting this amount, a settlement check for $277,546 was awarded to Paradise, Inc.  Funds were received on August 30, 2013 and this amount is reflected in Other Income on the Company’s consolidated Statements of Operations.

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

Overview

Paradise, Inc.’s main business segment, glace’ fruit, a prime ingredient of fruitcakes and other holiday confections, represented 67.7% of total net sales for the previous year of 2012.  These products are sold to manufacturing bakers, institutional users, supermarkets and other retailers throughout the country.  Consumer demand for glace’ fruit product is traditionally strongest during the Thanksgiving and Christmas season.  Almost 80% of glace’ fruit product sales are recorded from the eight to ten weeks beginning in mid September.

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

PART I.         FINANCIAL INFORMATION

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The First Nine Months

Paradise, Inc.’s fruit segment net sales for the first nine months of 2013 decreased 5.7% to $9,099,865 compared to $9,646,744 for the similar nine months reporting period of 2012.  This decrease is due to timing differences in the receipt of customers’ orders and the corresponding shipping dates for delivery of the Company’s retail glace’ fruit products.  Specifically, several major customers have delayed their orders into October of 2013 as compared to September of 2012.  Paradise, Inc.’s management has consistently disclosed that interim filings are not reliable financial indicators of year-end performance.  Only a full year’s accounting which removes the timing issue from the seasonal sale of glace’ fruit will provide the necessary financial information to determine the Company’s overall success.

Paradise Plastics, Inc.’s net sales to unaffiliated customers during the first nine months of 2013, $6,215,188 remained consistent with the similar reporting period of 2012, $6,201,512 as increased demand for plastics products related to the housing market continued to offset a decline in the sales of custom molding injection orders.  As mentioned in the second quarter filing of this year, the Company is assisting one of its long term customers in transitioning into a new custom mold in order to comply with the changing requirements of one of their clients.  While Paradise and its customer continue to work together in developing and testing of a prototype mold that will meet the requirements of their client, no estimated date of completion can be stated as of the date of this filing.

Consolidated cost of sales, as a percentage of net sales, increased 1.9% during the first nine months of 2013 compared to the similar reporting period of 2012.  As reported in previous filings this year, Paradise, Inc. received and processed approximately 2.8 million less pounds of strawberries through its facilities during the first six months of 2013 compared to the similar period of 2012.  Secondly, certain raw fruit material received from one of the Company’s suppliers, subject to specific size and quality requirements before being processed and placed into inventory, had a higher rejection rate than in the previous year. This  reduction in the amount of raw fruit materials processed resulted in a higher percentage of cost of sales.

Selling, general and administrative expenses for the first nine months of 2013 increased 2.5% compared to the previous year’s reporting period of 2012.  The increase is attributable to a more concentrated effort to promote the Company’s full line of glace’ fruit products including dried fruit snacks via food and trade shows during the second and third quarters of 2013.

Paradise, Inc.’s interest expense on its revolving line of credit for the nine months ended September 30, 2013 was $6,002 compared to $3,304 for September 30, 2012.  As reported in previous filings, Paradise, Inc. renewed its revolving line of credit on June 23, 2013 for a two year period.  Paradise, Inc.’s revolving line of credit has a maximum limit of $12,000,000 with a borrowing base of 80% of the Company’s eligible receivables plus the lessor of $6,000,000 or 50% of the Company’s eligible from January through May of each year and 60% of eligible inventory from June to December of each year.  This agreement is secured by all the assets of the Company and the agreement requires that certain conditions are met for the Company to  continue borrowing, including debt service coverage and debt to equity ratios and other financial covenants including an agreement not to encumber a mortgage on the property without bank approval.  Interest is payable monthly at the bank’s LIBOR rate plus 1.75%.

PARADISE, INC.	COMMISSION FILE NO. 0-3026

PART I.         FINANCIAL INFORMATION

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Other Significant Items

Other Income for the nine months ended September 30, 2013 was $322,227 compared to $34,894 for the nine months ended September 30, 2012.  As mentioned in previous filings, during 2012, Paradise, Inc. filed a claim with the Deepwater Horizon Economic and Property Program (the “Settlement Program”) arising out of damages suffered as a result of the Deepwater Horizon Incident.  Upon review by the claims administrator of the Settlement Program and after a 30 day period in which BP Exploration & Production, Inc. could file a protest contesting this amount, a settlement check for $277,546 was awarded to Paradise, Inc.  Funds were received on August 30, 2013 and this amount is reflected in Other Income on the Company’s consolidated Statements of Operations.

Inventory as of September 30, 2013 totaled $12,638,053 compared to $11,663,034 as of September 30, 2012.  The increase of $975,019 is primarily due to the fact that, several major glace’ fruit customers have moved their ordering requirements to October of 2013 compared to September, 2012.

Paradise, Inc. finances ongoing operations primarily with cash provided by our operating activities which are seasonal in nature.  Our principal sources of liquidity are our cash flows provided by operating activities, our existing cash, and a line of credit facility.  At September 30, 2013 and December 31, 2012, we had $301,648 and $6,384,087, respectively, in cash.  Additionally, we have a revolving line of credit with a maximum limit of $12 million and a borrowing limit of 80% of the Company’s eligible receivables plus up to 50% of the Company’s eligible inventory from January 1 to May 31 and 60% of the Company’s eligible inventory, of which $2,602,601 was outstanding at September 30, 2013 and $0 at December 31, 2012.  Within this agreement, there are letters of credit with a limit of $1,200,000, of which $69,992 was outstanding at September 30, 2013 and $515,866 at December 31, 2012.  The line of credit agreement expires in June 2015.  Net cash used in operating activities decreased to $7,921,226 for the nine months ended September 30, 2013 compared to $9,436,892 for the nine months ended September 30, 2012.  The primary reasons for this decrease are as follows; income tax payments made during the first nine months for 2013 were $319,983 less than the first nine months of 2012 as well as payments for the purchase of inventory decreased $1,684,843.

Summary

Paradise Inc.’s consolidated net sales decreased $533,203 representing a decline of 3.4% for the first nine months of 2013 compared to the similar reporting period of 2012.  This decrease is primarily timing in nature as several existing glace’ fruit customers deferred their orders to the beginning of the fourth quarter of 2013 compared to the third quarter of 2012.

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

PART I.         FINANCIAL INFORMATION

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Critical Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make assessments, estimates and assumptions that affect the amounts reported in the consolidated financial statements.  We evaluate the accounting policies and estimates used to prepare the consolidated financial statements on an ongoing basis.  Critical accounting estimates are those that require management’s most difficult, complex, or subjective judgments and have the most potential to impact our financial position and operating results.  For a detailed discussion of our critical accounting estimates, see our Annual Report on Form 10-K for the year ended December 31, 2012.  There have been no material changes to our critical accounting estimates during the nine months ended September 30, 2013.

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

Item 3.           Quantitative and Qualitative Disclosure and Market Risk – N/A

Item 4.           Controls and Procedures

As of September 30, 2013, our Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures, and they have concluded that we maintain effective disclosure controls and procedures.  There were no changes in our internal control over financial reporting during the quarter ended September 30, 2013.

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

PARADISE, INC.
A Florida Corporation

/s/ Melvin S. Gordon	Date:	November 14, 2013
Melvin S. Gordon
Chief Executive Officer and Chairman

/s/ Jack M. Laskowitz	Date:	November 14, 2013
Jack M. Laskowitz
Chief Financial Officer and Treasurer

