Form 10-K
period 2013-12-31
PARADISE INC
filed 2014-03-27
CIK 76149

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2013

Commission File No. 0-3026

PARADISE, INC.
INCORPORATED IN FLORIDA
IRS IDENTIFICATION NO. 59-1007583

1200 DR. MARTIN LUTHER KING, JR., BLVD.
PLANT CITY, FLORIDA 33563
TELEPHONE NO. (813) 752-1155

Securities Registered Under Section 12(b) of the Exchange Act: None

Securities Registered Under Section 12(g) of the Exchange Act:

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒ No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $7,842,978 (as of June 30, 2013, bid price $26.00)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 14, 2014
Common Stock, $.30 Par Value	519,600 Shares

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

PARADISE, INC.

2013 FORM 10-K ANNUAL REPORT

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

(b)	The Company’s operations are conducted through two business segments. These segments, and the primary operations of each, are as follows:

Business Segment	Operation
Candied Fruit	Production of candied fruit, a basic fruitcake ingredient, sold to manufacturing bakers, institutional users, and retailers for use in home baking. Also, based on market conditions, the processing of frozen strawberry products for sale to commercial and institutional users such as preservers, dairies, drink manufacturers, etc.
Molded Plastics	Production of plastic containers for the Company’s products and other molded plastics for sale to unaffiliated customers.

For further segment information, refer to Note 8 in Part II, Item 8 of this Annual Report.

(c)	The Company knows of no other manufacturer in the Western Hemisphere whose sales of glace’ (candied) fruit is equal to those of Paradise, Inc. While there are no industry statistics published, from the generally reliable sources available, management believes that Company brands account for a large majority of all candied fruit sold in supermarkets and other grocery outlets in the USA.

In terms of candied fruit dollar sales, during 2013, approximately 15% were shipped to manufacturing bakers and other institutional users, with the balance being sold through supermarkets and other retail outlets for ultimate use in the home.

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

With the continuing acquisitions, mergers and other consolidations in the supermarket industry, there is increasing concentration of candied fruit buying activity. During 2013, the Company derived approximately 12.9% of its consolidated net sales from Wal-Mart Stores, Inc. This customer is not affiliated with Paradise, Inc. in any way, and has exclusive use of a Paradise-owned controlled brand. The loss of this customer would have a material adverse effect on operating earnings.

While there is no industry-wide data available, management estimates that the Company sold approximately 90% of all candied fruits and peels consumed in the U.S. during 2013. The Company knows of two major competitors; however, it estimates that neither of these has as large a share of the market as the Company’s.

The molded plastics industry is very large and diverse, and management has no reasonable estimate of its total size. Many products produced by the Company are materials for its own use in the packaging of candied fruits for sale at the retail level. Outside sales represent approximately 90% of the Company’s total plastics production at cost. During 2013, the Company derived approximately 19.7% of its consolidated net sales from Aqua Cal, Inc.

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

By local ordinance, it is required that all water effluent is metered, tested and discharged into a municipal industrial waste treatment plant. During 2013, costs for this discharge approximated $250,000, and management estimates that all expenses directly related to compliance with environmental regulations total well over $400,000 annually, which includes costs for permits, third party inspections and depreciation of installations.

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

Item 4. Mine Safety Disclosures

None

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Registrant Purchases of Equity Securities

On August 22, 1997, the Securities and Exchange Commission issued new listing requirements for companies listed on the NASDAQ Small Cap Market. The requirements became effective on February 23, 1998. As of December 2013, the Company had not met the listing criteria.

(a)	The following table shows the range of closing bid prices for the Company’s Common Stock in the over-the-counter market for the calendar quarters indicated. The quotations represent prices in the over-the-counter market between dealers in securities, do not include retail mark-up, mark-down, or commissions and do not necessarily represent actual transactions.

	BID PRICES
	High	Low
2013
First Quarter	22.92	19.55
Second Quarter	26.49	20.50
Third Quarter	26.25	21.00
Fourth Quarter	30.00	24.50
2012
First Quarter	18.00	14.60
Second Quarter	19.41	16.07
Third Quarter	18.01	17.00
Fourth Quarter	19.55	17.00
(b)	Approximate Number of Equity Security Holders

As of March 14, 2014, the approximate number of holders of record of each class of equity securities of the Registrant were:

TITLE OF CLASS	NUMBER OF HOLDERS OF RECORD
Common Stock, $.30 Par Value	128
(c)	Dividend History and Policy

Dividends have been declared and paid annually when warranted by profitability. On March 6, 2014, the Board of Directors declared dividends of $.11 per share to stockholders of record on April 11, 2014. Dividends paid to stockholders for 2013 were $.15 and for 2012 were $.20.

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

	Relationship to Total Revenue Year Ended December 31,		Period to Period Increase (Decrease) Years Ended
	2013	2012	2013 – 2012	2012 – 2011
NET SALES:
Candied Fruit	65.6%	67.7%	(9.3)%	1.7%
Molded Plastics	34.4	32.3	(0.3)	7.1
Total Sales	100.0	100.0	(6.4)	3.4
Cost of Sales	75.8	74.6	(4.9)	5.0
Selling, General and Administrative Expenses	20.0	18.9	(1.2)	4.4
Amortization Expense	0.6	0.6	—	0.3
Interest Expense	—	—	(15.2)	8.3
Total Expenses	96.4	94.1	(4.2)	4.9
Income from Operations	3.6	5.9	(42.3)	(16.1)
Other Income, Net	1.5	0.2	505.5	100.0
Income Before Provision for Income Taxes	5.1	6.1	(21.9)	(18.7)
Provision for Income Taxes	1.8	2.2	(21.6)	(18.7)
Net Income	3.3%	3.9%	(22.0)%	(18.7)%

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

Critical Accounting Policies and Estimates

The following discussion and analysis is based upon our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of revenues and expenses, and assets and liabilities during the periods reported. Estimates are used when accounting for certain items such as revenues, allowances for returns, early payment discounts, customer discounts, doubtful accounts, employee compensation programs, depreciation and amortization periods, taxes, inventory values, insurance programs, goodwill, other intangible assets and long-lived assets. We base our estimates on historical experience, where applicable and other assumptions that we believe are reasonable under the circumstances. Actual results may differ from our estimates under different assumptions or conditions. We believe that the following critical accounting policies affect our more significant judgments and estimates used in preparation of our consolidated financial statements.

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

Accounts Receivable and Revenue Recognition

Management reviews subsequent collections on accounts receivable and writes off all year-end balances that are not deemed collectible by the time the consolidated financial statements are issued. Additionally, management has provided for estimated product returns by applying an allowance against Accounts Receivable for the invoiced price of the returns. A provision to recognize a related estimate of finished goods returns has been added to inventories. Management considers the remaining accounts receivable to be fully collectible; accordingly, no allowance for doubtful accounts has been established as of December 31, 2013 and 2012. If accounts become uncollectible, they will be charged to operations when that determination is made. The Company does not have a policy to charge interest on past due amounts. Accounts Receivable are considered past due based on invoice terms.

The Company recognizes revenue upon the shipment or delivery of goods, depending on the agreed upon terms with its customers.

Goodwill

Goodwill totaling $413,280 represents the excess purchase price over the fair value of the net assets acquired in the acquisition of Mastercraft Products Corporation. These costs are reviewed for impairment at least annually or more frequently upon the occurrence of an event or when circumstances indicate that goodwill may be impaired. During the years ended, December 31, 2013 and 2012, the Company determined that its goodwill was not impaired.

Identifiable Intangible Assets

Customer Base and Non-Compete Agreement

The customer base and non-compete agreement represents $1,258,000 of the fair value of these assets pursuant to the Company’s purchase during 2006 of an unrelated entity’s inventories, their customer list and a non-compete agreement for a period of ten years. The customer base and non-compete agreement are being amortized over ten years. Accumulated amortization at December 31, 2013 and 2012 totaled approximately $944,000 and $818,000, respectively.

Other Identifiable Intangible Assets

Identifiable intangible assets included in Other Assets consist of debt issue costs.

Debt issue costs at December 31, 2013 and 2012, net of accumulated amortization of approximately $9,000 and $27,000, respectively, amounted to approximately $27,000 and $9,000, respectively, and are amortized over the two year term of the agreement.

The Company’s identifiable intangible assets are reviewed for potential impairment whenever events or circumstances indicate that the carrying amounts may not be recoverable. During the years ended, December 31, 2013 and 2012, the Company determined that its identifiable intangible assets were not impaired.

Impact of Recently Issued Accounting Pronouncements

The Company’s management does not believe that any recent codified pronouncements by the Financial Accounting Standards Board (“FASB”) will have a material impact on the Company’s current or future consolidated financial statements.

Results of Operations

2013 Compared to 2012

Paradise, Inc. is the leading producer of glace’ fruit, a primary ingredient of fruit cakes sold to manufacturing bakers, institutional users and supermarkets for sale during the holiday seasons of Thanksgiving and Christmas. Paradise, Inc. consists of two business segments, fruit and plastics. Fruit segment net sales represented 65.6% of consolidated net sales during the current twelve month reporting period ending December 31, 2013. Fruit segment net sales for 2013 decreased 9.3% to $15,775,685 from $17,397,551 for the similar reporting period of 2012. A major reason for this decrease is the changing buying patterns of Paradise, Inc.’s retail customers who in the past would purchase glace’ fruit at their national or regional headquarters and are now directing the local store manager to decide how much product to carry and place on their store shelves. Paradise, Inc.’s sales managers along with support from its network of food brokers continues to work with local grocery managers to increase their awareness of glace’ fruit as a staple in their traditional holiday baking displays for Thanksgiving and Christmas.

Paradise Plastics, Inc., a wholly owned subsidiary of Paradise, Inc., represented 34.4% of consolidated net sales during 2013. Total plastics net sales decreased less than .3% to $8,280,692 for the twelve months ending December 31, 2013 compared to $8,304,752 for the similar reporting period of December 31, 2012 as increased demand for plastics products related to the housing market continued to offset a decline in sales of custom molding injection orders.

Consolidated cost of sales, as a percentage of net sales, increased 1.2% during the twelve months ending December 31, 2013 compared to the similar reporting period of 2012. There are two reasons for this increase. First, Paradise, Inc. received and processed approximately 2,800,000 less pounds of strawberries through its facilities during the first six months of 2013 compared to the similar period of 2012. Secondly, certain raw fruit material received from one of the Company’s suppliers, subject to specific size and quality requirements, before being processed and placed into inventory had a higher rejection rate than in the previous year. Thus, processing a smaller amount of raw fruit production over a relatively fixed level of factory overhead resulted in an increase cost of sales for 2013 compared to 2012.

Selling, general and administrative expenses, as a percentage of net sales, increased 1.1% during the twelve months ending December 31, 2013 compared to the similar reporting period of 2012. This increase is primarily related to the rising cost of the Company’s employee health insurance program. Management is working closely with its insurance consultant to ensure that as the Affordable Health Care Act is implemented, Paradise, Inc. will be in compliance with all applicable federal and state laws.

Paradise, Inc.’s interest expense on its revolving line of credit for the twelve months ended December 31, 2013 was $8,054 compared to $9,493 for December 31, 2012. Interest expense during 2013 was directly related to cash advances received from the Company’s primary lender’s revolving line of credit as the Company needs to procure sizable amounts of inventory months in advance of its holiday selling season. As of December 31, 2013, the Company’s revolving line of credit balance was $0 and all loan covenants required by its primary lender were in full compliance.

As previously reported in the Company’s second quarter filing of this year, Paradise, Inc. renewed its revolving line of credit with a financial institution for a two year period maturing on June 23, 2015. Paradise, Inc.’s revolving line of credit has a maximum limit of $12,000,000 with a borrowing base of 80% of the Company’s eligible receivables plus the lesser of $6,000,000 or 50% of the Company’s eligible inventory from January through May of each year and 60% of eligible inventory from June to December of each year. This agreement is secured by all the assets of the Company and the agreement requires that certain conditions are met for the Company to continue borrowing, including debt service coverage and debt to equity ratios and other financial covenants including an agreement not to encumber a mortgage on the property without bank approval. Interest is payable monthly at the bank’s LIBOR rate plus 1.75%.

Other Significant Items

During 2012, Paradise, Inc. filed a claim with the Deepwater Horizon Economic and Property Program (the “Settlement Program”) arising out of damages suffered as a result of the Deepwater Horizon Incident. Upon review by the claims administrator of the Settlement Program and after a 30 day period in which BP Exploration & Production, Inc. could file a protest contesting this amount, a settlement check for $277,546 was awarded to Paradise, Inc. Funds were received on August 30, 2013 and this amount is reflected in Other Income on the Company’s consolidated Statements of Income.

Accounts Receivable balance at December 31, 2013 was $2,369,321 compared to $1,893,160 at December 31, 2012. This represents an increase of $476,161 or 25.2%. The primary reason for this increase is attributable to the accounting for estimated product returns. As disclosed in Note 1 under significant accounting policies, management provides for estimated product returns by applying an allowance against Accounts Receivable for the invoice amount of the return. During 2012, as previously reported, the Company did experience an increase in product returns from a long time customer which resulted in the allowance for product returns to total $1,562,566. For 2013, returns were in line with the Company’s historical average resulting in an allowance of $897,546 against the accounts receivable balance at December 31, 2013.

The Company finances ongoing operations primarily with cash provided by our operating activities which are seasonal in nature. The principal sources of liquidity are cash flows provided by operating activities, existing cash, and a line of credit facility. At December 31, 2013 and December 31, 2012, the Company had $5,916,366 and $6,384,087, respectively, in cash. Additionally, a revolving line of credit with a maximum limit of $12 million and a borrowing limit of 80% of the Company’s eligible receivables plus up to 50% of the Company’s eligible inventory, of which $0 was outstanding at December 31, 2013 and December 31, 2012. The line of credit agreement which was renewed in June 2013 expires in June 2015. Net cash provided by operating activities increased $1,487,244 for the twelve months ended December 31, 2013 as compared to December 31, 2012. The primary reasons for this increase are as follows: income tax payments made during 2013 year were $323,318 less than 2012 and payments for the purchase of inventory decreased $1,759,976.

Summary

Paradise, Inc.’s consolidated net sales decreased to $24,056,377 for 2013 compared to $25,702,303 for 2012. Net income after provision for income taxes was $781,960 or $1.50 earnings per share for 2013 compared to $1,002,932 or $1.93 earnings per share for 2012.

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

Item 8. Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Paradise, Inc.

We have audited the accompanying consolidated balance sheets of Paradise, Inc., and subsidiaries (“the Company”) as of December 31, 2013 and 2012 and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the years in the two year period ended December 31, 2013. Paradise, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Paradise, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

/s/ Warren Averett, LLC

Tampa, Florida
March 27, 2014

PARADISE, INC.
AND SUBSIDIARIES

Consolidated Balance Sheets

ASSETS

	DECEMBER 31,
	2013	2012
CURRENT ASSETS:
Cash	$5,916,366	$6,384,087
Accounts Receivable, Net of Allowance for Doubtful Accounts of $-0- and Allowance for Returns of $897,546 (2013) and $1,562,556 (2012)	2,369,321	1,893,160
Inventories	8,837,798	8,856,379
Income Tax Receivable	279,219	225,794
Prepaid Expenses and Other Current Assets	304,812	296,728
Deferred Income Tax Asset	330,198	152,250
Total Current Assets	18,037,714	17,808,398
PROPERTY, PLANT AND EQUIPMENT:
Net of Accumulated Depreciation of $17,410,823 (2013) and $18,454,410 (2012)	3,816,928	3,946,124
GOODWILL	413,280	413,280
CUSTOMER BASE AND NON-COMPETE AGREEMENT	313,862	439,747
OTHER ASSETS	283,979	281,935
TOTAL ASSETS	$22,865,763	$22,889,484

LIABILITIES AND STOCKHOLDERS’ EQUITY

	DECEMBER 31,
	2013	2012
CURRENT LIABILITIES:
Short-Term Debt	$—	$515,866
Accounts Payable	308,319	375,067
Accrued Expenses	923,540	1,093,698
Total Current Liabilities	1,231,859	1,984,631
DEFERRED INCOME TAX LIABILITY	297,094	272,063
Total Liabilities	1,528,953	2,256,694
STOCKHOLDERS’ EQUITY:
Common Stock, $.30 Par Value, 2,000,000 Shares Authorized, 583,094 Shares Issued and 519,600 Shares Outstanding	174,928	174,928
Capital in Excess of Par Value	1,288,793	1,288,793
Retained Earnings	20,146,308	19,442,288
	21,610,029	20,906,009
Less: Common Stock in Treasury, at Cost, 63,494 Shares (2013 and 2012)	273,219	273,219
Total Stockholders’ Equity	21,336,810	20,632,790
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$22,865,763	$22,889,484

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements

PARADISE, INC.
AND SUBSIDIARIES

Consolidated Statements of Income

	FOR THE YEARS ENDED DECEMBER 31,
	2013	2012
NET SALES	$24,056,377	$25,702,303
COSTS AND EXPENSES:
Cost of Goods Sold	18,231,584	19,178,541
Selling, General and Administrative Expenses	4,801,409	4,860,697
Amortization Expense	143,885	143,885
Interest Expense	8,054	9,493
Total Costs and Expenses	23,184,932	24,192,616
INCOME FROM OPERATIONS	871,445	1,509,687
OTHER INCOME – NET	353,656	58,408
INCOME BEFORE PROVISION FOR INCOME TAXES	1,225,101	1,568,095
PROVISION FOR INCOME TAXES	443,141	565,163
NET INCOME	$781,960	$1,002,932
EARNINGS PER SHARE:
Basic	$1.50	$1.93
Diluted	$1.50	$1.93

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements

PARADISE, INC.
AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity
For the Years Ended December 31, 2013 and 2012

	COMMON STOCK	CAPITAL IN EXCESS OF PAR VALUE	RETAINED EARNINGS	TREASURY STOCK	TOTAL
Balance, December 31, 2011	$174,928	$1,288,793	$18,543,276	$(273,219)	$19,733,778
Cash Dividends Declared, $.20 per Share			(103,920)		(103,920)
Net Income			1,002,932		1,002,932
Balance, December 31, 2012	174,928	1,288,793	19,442,288	(273,219)	20,632,790
Cash Dividends Declared, $.15 per Share			(77,940)		(77,940)
Net Income			781,960		781,960
Balance, December 31, 2013	$174,928	$1,288,793	$20,146,308	$(273,219)	$21,336,810

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements

PARADISE, INC.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	FOR THE YEARS ENDED DECEMBER 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$781,960	$1,002,932
Adjustments to Reconcile Net Income to Net Cash Provided by (Used in) Operating Activities:
Provision for Sales Returns	(665,010)	558,777
Provision for Estimated Inventory Returns	487,879	(430,588)
Provision for Deferred Income Taxes	(152,917)	188,834
Depreciation and Amortization	603,977	613,120
Decrease (Increase) in:
Accounts Receivable	188,849	127,425
Inventories	(469,298)	(2,229,274)
Prepaid Expenses and Other Current Assets	(8,084)	(1,315)
Income Tax Receivable	(53,425)	(225,794)
Other Assets	23,366	(111,919)
Increase (Decrease) in:
Accounts Payable	(66,748)	16,218
Accrued Expenses	(170,158)	(124,591)
Income Taxes Payable	—	(370,678)
Net Cash Provided by (Used in) Operating Activities	500,391	(986,853)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Property, Plant and Equipment	(330,896)	(231,315)
Change in Cash Surrender Value of Life Insurance	(43,410)	34,647
Net Cash Used in Investing Activities	(374,306)	(196,668)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (Payments on) Proceeds from Short-Term Debt	(515,866)	202,620
Dividends Paid	(77,940)	(103,920)
Net Cash (Used in) Provided by Financing Activities	(593,806)	98,700
NET CHANGE IN CASH	(467,721)	(1,084,821)
CASH, at Beginning of Year	6,384,087	7,468,908
CASH, at End of Year	$5,916,366	$6,384,087
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash Paid During the Year for:
Interest	$8,054	$9,493
Income Taxes	$649,483	$972,801

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements

PARADISE, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

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

Accounts Receivable and Revenue Recognition

Management reviews subsequent collections on accounts receivable and writes off all year-end balances that are not deemed collectible by the time the consolidated financial statements are issued. Additionally, management has provided for estimated product returns by applying an allowance against Accounts Receivable for the invoiced price of the returns. A provision to recognize a related estimate of finished goods returns has been added to inventories.

Management considers the remaining accounts receivable to be fully collectible; accordingly, no allowance for doubtful accounts has been established as of December 31, 2013 and 2012. If accounts become uncollectible, they will be charged to operations when that determination is made. The Company does not have a policy to charge interest on past due amounts. Accounts Receivable are considered past due based on invoice terms.

The Company recognizes revenue upon the shipment or delivery of goods, depending on the agreed upon terms with its customers.

Inventories

Inventories are valued at the lower of cost (first-in, first-out) or market. Cost includes material, labor, factory overhead and depreciation.

PARADISE, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

NOTE 1: SIGNIFICANT ACCOUNTING POLICIES  – (continued)

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Generally, the straight-line method is used in computing depreciation. Estimated useful lives of property, plant and equipment are:

Years
Buildings and Improvements	10 - 40
Machinery and Equipment	3 - 20

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

Goodwill

Goodwill totaling $413,280 represents the excess purchase price over the fair value of the net assets acquired in the acquisition of Mastercraft Products Corporation. These costs are reviewed for impairment at least annually or more frequently upon the occurrence of an event or when circumstances indicate that goodwill may be impaired. During the years ended, December 31, 2013 and 2012, the Company determined that its goodwill was not impaired.

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

Debt issue costs, amounted to approximately $36,000 as of December 31, 2013 and 2012, and are amortized over the two year term of the agreement.

The Company’s identifiable intangible assets are reviewed for potential impairment whenever events or circumstances indicate that the carrying amounts may not be recoverable. During the years ended, December 31, 2013 and 2012, the Company determined that its identifiable intangible assets were not impaired.

Amortization expense of intangible assets subject to amortization for the years ended December 31, 2013 and 2012 was $143,885 and $143,885, respectively.

Accumulated amortization for the same periods totaled $953,138 (2013) and $845,253 (2012), respectively.

Future amortization expense is anticipated to be as follows:

2014	$143,885
2015	$134,885
2016	$62,092

PARADISE, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

NOTE 1: SIGNIFICANT ACCOUNTING POLICIES  – (continued)

Selling Expenses

The Company considers freight delivery costs to be selling expenses and has included $586,578 (2013) and $590,485 (2012) in selling, general and administrative expenses in the accompanying statements of income.

Advertising Expenses

The Company expenses advertising costs in the year they are incurred. Advertising expenses totaled $233,764 (2013) and $260,898 (2012) and are included in selling, general and administrative expenses in the accompanying statements of income.

Employee Benefit Plan

The Company has a 401(k) retirement plan for all eligible employees. Eligibility requirements for employees are based on completing 1,000 hours of service by the end of the first twelve months of consecutive employment and being at least 21 years old. Employee contributions are voluntary and subject to Internal Revenue Service limitations. The Company provides a matching contribution subject to annual review of the Company’s financial performance. For the years ended December 31, 2013 and 2012, the Company incurred $36,757 and $35,499, respectively, in 401(k) expense.

Earnings Per Share

Basic and diluted earnings per common share are based on the weighted average number of shares outstanding and assumed to be outstanding of 519,600 shares at December 31, 2013 and 2012. There are no dilutive securities outstanding at December 31, 2013 and 2012.

Reclassifications

Certain minor reclassifications have been made to the 2012 consolidated financial statements in order to conform to the classifications used in 2013.

Impact of Recently Issued Accounting Pronouncements

The Company’s management does not believe that any recent codified pronouncements by the Financial Accounting Standards Board (“FASB”) will have a material impact on the Company’s current or future consolidated financial statements.

NOTE 2: INVENTORIES

	2013	2012
Supplies	$164,962	$158,925
Raw Materials	1,806,727	2,340,505
Work in Progress	993,061	561,043
Finished Goods	5,873,048	5,795,906
Total	$8,837,798	$8,856,379

Included in Finished Goods inventory are estimated returns related to the Provision for Sales Returns totaling $678,226 (2013) and $1,166,105 (2012).

Substantially all inventories are pledged as collateral for certain short-term obligations.

PARADISE, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

NOTE 3: PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	2013	2012
Land and Improvements	$656,040	$656,040
Buildings and Improvements	7,048,114	7,127,321
Machinery and Equipment	13,523,597	14,617,173
Total	21,227,751	22,400,534
Less: Accumulated Depreciation	17,410,823	18,454,410
NET	$3,816,928	$3,946,124

All of the real property, machinery and equipment are pledged as collateral for the Company’s short-term debt obligations.

Depreciation expense for the years ended December 31, 2013 and 2012 was $460,092 and $469,235, respectively.

NOTE 4: SHORT-TERM DEBT

	2013	2012
Letters of credit and other short-term debt under a revolving line of credit with a bank.	$—	$515,866
TOTAL	$—	$515,866

The Company has a revolving loan agreement with a financial institution with a maximum limit of $12,000,000 and a borrowing limit of 80% of the Company’s eligible receivables plus the lessor of $6,000,000 or 50% of the Company’s eligible inventory from January through May of each year and 60% of eligible inventory from June to December of each year. This agreement is secured by all of the assets of the Company and matures on June 23, 2015. Interest is payable monthly at the bank’s LIBOR rate plus 1.75%.

This agreement requires that certain conditions are met for the Company to continue borrowing, including debt service coverage and debt to equity ratios and other financial covenants including an agreement not to encumber a mortgage on the property and improvement without bank approval. The Company was in compliance with these covenants at December 31, 2013 and 2012.

NOTE 5: OPERATING LEASES

The Company leases certain automobiles and office equipment under operating leases ranging in length from thirty-six to sixty months. Lease payments charged to operations amounted to $87,070 (2013) and $74,885 (2012), respectively.

At December 31, 2013, future minimum payments required under leases with terms greater than one year are as follows:

Years Ending December 31,	Operating Leases
2014	$57,567
2015	53,127
2016	27,475
2017	12,246
Total Minimum Lease Payments	$150,415

PARADISE, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

NOTE 6: ACCRUED EXPENSES

Accrued Expenses consisted of the following:

	2013	2012
Accrued Payroll and Bonuses	$486,399	$400,471
Accrued Brokerage Payable	197,443	226,742
Other Accrued Expenses	24,126	78,566
Coupon Reimbursement	59,179	77,941
Accrued Credit Due to Customers	132,892	260,288
Accrued Insurance Payable	23,501	49,690
Total	$923,540	$1,093,698

NOTE 7: PROVISION FOR FEDERAL AND STATE INCOME TAXES

The provisions for income taxes are comprised of the following amounts:

	2013	2012
Current:
Federal	$534,180	$301,644
State	61,878	74,685
	596,058	376,329
Deferred:
Federal	(138,166)	170,618
State	(14,751)	18,216
	(152,917)	188,834
Total Provision for Income Taxes	$443,141	$565,163

A reconciliation of the differences between the tax provisions attributable to income from continuing operations and the tax provision at statutory Federal income tax rate follows:

	2013	2012
Income Taxes Computed at Statutory Rate	$416,534	$533,152
State Income Tax, Net of Federal Income Tax Benefit	44,489	56,922
Other, Net	(17,882)	(24,911)
Provision for Income Taxes	$443,141	$565,163

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

PARADISE, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

NOTE 7: PROVISION FOR FEDERAL AND STATE INCOME TAXES  – (continued)

Significant components of the Company’s deferred tax assets and liabilities at December 31, 2013 and 2012 were:

	2013	2012
Deferred Tax Assets resulting from:
Inventory Valuation	$247,668	$3,065
Allowance for Sales Returns and Related Provision for Return of Finished Goods	82,530	149,185
Total Deferred Tax Assets	330,198	152,250
Deferred Tax Liabilities resulting from:
Tax over Book Depreciation	(297,094)	(272,063)
Net Deferred Tax Asset (Liability)	$33,104	$(119,813)
The Net Deferred Tax Asset (Liability) is reflected in the Balance Sheet under these captions:
Current Deferred Income Tax Asset	$330,198	$152,250
Long-Term Deferred Income Tax Liability	(297,094)	(272,063)
	$33,104	$(119,813)

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

Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the determination of the ultimate tax effects is uncertain. We record our tax provision based on current and future income taxes that will be due. In the determination of our provision, we have taken certain tax positions in the consideration of the effects of income and expenses that have been recognized and included in the accompanying consolidated financial statements that may or may not be recognized in the determination of current or future income taxes. We record a liability for these unrecognized tax benefits when we believe that certain positions might be challenged despite our belief that our tax return positions are fully supportable. We review our liability for unrecognized tax benefits quarterly and adjust it in light of changing facts and circumstances, such as the outcome of tax audit. We are subject to income tax audits by the Internal Revenue Service and the State of Florida for the years 2010 – 2012.

As of December 31, 2013 and 2012, we do not expect that any of the tax positions taken by the Company for the tax periods open to audit, if challenged, would result in a significant tax liability.

PARADISE, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

NOTE 8: BUSINESS SEGMENT DATA

The Company’s operations are conducted through two business segments. These segments, and the primary operations of each, are as follows:

BUSINESS SEGMENT	OPERATION
Candied Fruit	Production of candied fruit, a basic fruitcake ingredient, sold to manufacturing bakers, institutional users, and retailers for use in home baking. Also, based on market conditions, the processing of frozen strawberry products, for sale to commercial and institutional users such as preservers, dairies, drink manufacturers, etc.
Molded Plastics	Production of plastics containers and other molded plastics for sale to various food processors and others.

	YEAR ENDED 2013	YEAR ENDED 2012
NET SALES IN EACH SEGMENT
Candied Fruit:
Sales to Unaffiliated Customers	$15,775,685	$17,397,551
Molded Plastics:
Sales to Unaffiliated Customers	8,280,692	8,304,752
Net Sales	$24,056,377	$25,702,303

	YEAR ENDED 2013	YEAR ENDED 2012
THE OPERATING PROFIT OF EACH SEGMENT IS LISTED BELOW
Candied Fruit	$3,568,561	$4,267,788
Molded Plastics	2,112,347	2,112,089
Operating Profit of Segments	5,680,908	6,379,877
General Corporate Expenses, Net	(4,746,053)	(4,812,666)
General Corporate Depreciation and Amortization Expense	(55,356)	(48,031)
Interest Expense	(8,054)	(9,493)
Other Income	353,656	58,408
Income Before Provision for Income Taxes	$1,225,101	$1,568,095

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

	YEAR ENDED 2013	YEAR ENDED 2012
Identifiable Assets of Each Segment are Listed Below:
Candied Fruit	$10,303,650	$10,443,925
Molded Plastics	4,615,521	4,354,603
Identifiable Assets	14,919,171	14,798,528
General Corporate Assets	7,946,592	8,090,956
Total Assets	$22,865,763	$22,889,484

Included in Identifiable Assets of the Molded Plastics Segment is goodwill totaling $413,280 at both December 31, 2013 and 2012.

PARADISE, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

NOTE 8: BUSINESS SEGMENT DATA  – (continued)

Identifiable assets by segment are those assets that are principally used in the operations of each segment. General corporate assets are principally cash, land and buildings.

	YEAR ENDED 2013	YEAR ENDED 2012
Depreciation and Amortization Expense of Each Segment are Listed Below:
Candied Fruit	$374,382	$401,862
Molded Plastics	174,239	163,227
Segment Depreciation and Amortization Expense	548,621	565,089
General Corporate Depreciation and Amortization Expense	55,356	48,031
Total Depreciation and Amortization Expense	$603,977	$613,120

	YEAR ENDED 2013	YEAR ENDED 2012
Capital Expenditures of Each Segment are Listed Below:
Candied Fruit	$62,840	$182,792
Molded Plastics	193,924	48,523
Segment Capital Expenditures	256,764	231,315
General Corporate Capital Expenditures	74,132	—
Total Capital Expenditures	$330,896	$231,315

The Company conducts operations only within the United States. Foreign sales are insignificant; primarily all sales are to domestic companies.

NOTE 9: MAJOR CUSTOMERS

During 2013, the Company derived approximately 12.9% and 19.7% of its consolidated revenues from Wal-Mart Stores, Inc. and Aqua Cal, Inc., respectively. During 2012, the Company derived 16% and 13% of its consolidated revenue from Wal-Mart Stores, Inc. and Aqua Cal, Inc., respectively. As of December 31, 2013 and 2012, Wal-Mart Stores, Inc.’s accounts receivable balance represented 79.4% and 56% of total accounts receivable before allowance for returns, respectively, and Aqua Cal, Inc.’s accounts receivable balance represented 19.4% and 12% of total accounts receivable at December 31, 2013 and 2012, respectively.

NOTE 10: MAJOR VENDORS

During 2013 and 2012, the Company purchased 11% and 11%, respectively, of its inventory from one supplier (Oregon Cherry Growers). As of December 31, 2013 and 2012, the Company did not have any amounts owed to this supplier.

NOTE 11: CONCENTRATION OF CREDIT RISK

Cash is maintained at a major financial institution and, at times, balances may exceed federally insured limits. The Company has never experienced any losses related to these balances. The Company’s cash balances of $6,384,087 were fully insured at December 31, 2012 due to a temporary federal program in effect through December 31, 2012. Under the program, there was no limit to the amount of insurance for eligible accounts, including non-interest bearing accounts. Beginning 2013, insurance coverage reverted back to $250,000 per depositor at each financial institution. The Company’s deposits in excess of federally insured limits at December 31, 2013 approximated $5,666,000.

PARADISE, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

NOTE 12: OTHER ISSUES

During 2012, Paradise, Inc. filed a claim with the Deepwater Horizon Economic and Property Program (the “Settlement Program”) arising out of damages suffered as a result of the Deepwater Horizon Incident. Upon review by the claims administrator of the Settlement Program and after a 30 day period in which BP Exploration & Production, Inc. could file a protest contesting this amount, a settlement check for $277,546 was awarded to Paradise, Inc. Funds were received on August 30, 2013 and this amount is reflected in Other Income on the Company’s consolidated Statements of Income.

NOTE 13: SUBSEQUENT EVENT

On March 6, 2014, Paradise, Inc. declared a regular dividend of $.11 per share to stockholders of record at April 11, 2014.

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

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of our year ended December 31, 2013 pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of our year ended December 31, 2013, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the year ended December 31, 2013 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Our management, under the supervision and with the participation of our President and Chief Executive Officer and our Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. Management’s evaluation was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Our internal control over financial reporting includes those policies and procedures that:

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

Because of its inherent limitations, internal control over financial reporting determined to be effective can provide only reasonable assurance with respect to financial statement preparation and may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of our year ended December 31, 2013, our internal control over financial reporting was effective.

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

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors of the Registrant

Melvin S. Gordon —	CEO, Chairman and Director of the Registrant, 80 years old. Term of office will expire at next stockholders’ meeting. Officer with Registrant past 49 years.
Eugene L. Weiner —	Vice-President of the Registrant, 82 years old. Term of office will expire at next stockholders’ meeting. Officer with Registrant past 48 years. (See note on page III-2)
Randy S. Gordon —	President of the Registrant, 58 years old. Term of office will expire at next stockholders’ meeting. Employee or officer of Registrant past 35 years.
Tracy W. Schulis —	Senior Vice-President and Secretary of the Registrant, 56 years old. Term of office will expire at next stockholders’ meeting. Employee or officer of Registrant past 34 years.
Mark H. Gordon —	Executive Vice-President of the Registrant, 51 years old. Term of office will expire at next stockholders’ meeting. Employee or Officer of Registrant past 28 years.

Executive Officers of the Registrant

Melvin S. Gordon —	CEO, Chairman and Director, 80 years old. Term of office will expire at next annual directors’ meeting. Officer with Registrant past 49 years.
Eugene L. Weiner —	Vice-President, 82 years old. Term of office will expire at next annual directors’ meeting. Officer with Registrant past 48 years.
Randy S. Gordon —	President, 58 years old. Term of office will expire at next annual directors’ meeting. Employee or officer of Registrant past 35 years.
Tracy W. Schulis —	Senior Vice-President and Secretary, 56 years old. Term of office will expire at next annual directors’ meeting. Employee or officer of Registrant past 34 years.
Mark H. Gordon —	Executive Vice-President, 51 years old. Term of office will expire at next annual directors’ meeting. Employee or Officer of Registrant past 28 years.
Jack M. Laskowitz —	CFO and Treasurer, 57 years old. Term of office will expire at next annual directors’ meeting. Employee or officer with Registrant past 13 years.

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

Item 11. Executive Compensation

(a) and (b) The following summary compensation table sets forth all remuneration paid or accrued by the Company and its subsidiaries for the years ended December 31, 2013 and 2012 to its Chief Executive Officer and the four other highest paid executive officers whose total remuneration exceeded $100,000.

	COMPENSATION			ALL OTHER COMPENSATION (1 and 2)
NAME AND PRINCIPAL POSITION	YEAR	SALARY	BONUS
Melvin S. Gordon, Chief Exec. Officer	2013	$318,968	$70,236	$5,151
	2012	318,968	100,435	4,973
Randy S. Gordon, President	2013	202,070	65,481	29,330
	2012	202,070	89,444	29,360
Tracy W. Schulis, Senior Vice-President and Secretary	2013	202,070	70,657	44,237
	2012	202,070	94,620	43,881
Mark H. Gordon, Executive Vice-President	2013	202,070	61,137	16,973
	2012	202,070	85,100	17,308
Jack M. Laskowitz, Chief Financial Officer	2013	112,121	30,343	13,871
	2012	112,121	41,960	13,766

NOTES TO THE ABOVE TABLE

1.	Includes personal use of Company automobiles and PS-58 costs.
2.	All Other Compensation includes life insurance premiums paid on behalf of the officers in accordance with the Company’s 162 bonus plan along with matching contributions provided for by the Company’s 401(k) Retirement Savings Plan.

III-2

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)	The following table sets forth as of December 31, 2013, information concerning the beneficial ownership of the common stock of the Company by the persons who own, are known by the company to own, or who the Company has been advised have filed with the S.E.C. declarations of beneficial ownership, of more than 5% of the outstanding common stock.

NAME AND ADDRESS OF BENEFICIAL OWNER	TITLE OF CLASS	AMOUNT & NATURE OF BENEFICIAL OWNERSHIP(1)		PERCENT OF CLASS
Melvin S. Gordon 2611 Bayshore Blvd. Tampa, Florida	Common	192,742	(1)	37.1%
TOTAL		192,742		37.1%

(1)	Includes 141,760 shares owned by the Helen A. Weaner Family Partnership, Ltd., Mr. Melvin S. Gordon, sole trustee.
(b)	Beneficial ownership of common stock held by all directors and officers of the Company as a group:

	TITLE OF CLASS	AMOUNT & NATURE OF BENEFICIAL OWNERSHIP(1)		PERCENT OF CLASS
Directors and Officers as a Group	Common	217,947		41.9%
Melvin S. Gordon	Common	192,742	(2)	37.1%
Eugene L. Weiner	Common	307		0
Randy S. Gordon	Common	7,400		1.4
Tracy W. Schulis	Common	8,648		1.7
Mark H. Gordon	Common	8,600		1.7
Jack M. Laskowitz	Common	250		0

(1)	The nature of the beneficial ownership for all shares is sole voting and investment power.
(2)	Includes 141,760 shares owned by the Helen A. Weaner Family Partnership, Ltd., Mr. Melvin S. Gordon, sole trustee.
(c)	The Company knows of no contractual arrangements which may at a subsequent date result in a change in control of the Company.

Item 13. Certain Relationships, Related Transactions and Director Independence

None

Item 14. Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed for professional services rendered by Warren Averett, LLC for the audits of the Company’s annual consolidated financial statements and review of consolidated financial statements included in the Company’s Forms 10-Q for fiscal years 2013 and 2012 were $151,448 and $132,528, respectively. At the time of this filing, not all audit fees had been billed for the 2013 fiscal year.

All Other Fees

During 2013 and 2012, Warren Averett, LLC provided assistance with a claim that the Company filed under the court-approved Deepwater Horizon Economic and Property Damages Settlement. Fees billed for these services were $0 and $24,758 for the years ended December 31, 2013 and 2012, respectively. There were no other fees billed by Warren Averett, LLC for other products and services provided during the years ended December 31, 2013 and 2012.

The Company has not formally designated an audit committee and as a result, the entire board of directors performs the duties of an audit committee. It’s the Board’s policy to pre-approve all services provided by our auditors.

III-3

PART IV

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

March 27, 2014 Date	PARADISE, INC.
/s/ Melvin S. Gordon Melvin S. Gordon CEO, Chairman and Director

In accordance with the Exchange Act this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

/s/ Melvin S. Gordon Melvin S. Gordon	CEO, Chairman and Director	March 27, 2014 Date
/s/ Eugene L. Weiner Eugene L. Weiner	Vice-President and Director	March 27, 2014 Date
/s/ Randy S. Gordon Randy S. Gordon	President and Director	March 27, 2014 Date
/s/ Tracy W. Schulis Tracy W. Schulis	Senior Vice-President, Secretary and Director	March 27, 2014 Date
/s/ Mark H. Gordon Mark H. Gordon	Executive Vice-President and Director	March 27, 2014 Date
/s/ Jack M. Laskowitz Jack M. Laskowitz	CFO and Treasurer	March 27, 2014 Date

III-5