Form 10-Q
period 2014-03-31
PARADISE INC
filed 2014-05-15
CIK 76149

FORM 10-Q

______________

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Act of 1934.

For the quarterly period ended March 31, 2014

or

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

The number of shares outstanding of each of the issuer’s classes of common stock as of May 15, 2014 was 519,600 shares.

PARADISE, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

PARADISE, INC.	COMMISSION FILE NO. 0-3026

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

PARADISE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	AS OF		AS OF
	MARCH 31,	AS OF	MARCH 31,
	2014	DECEMBER 31,	2013
	(UNAUDITED)	2013	(UNAUDITED)

ASSETS

CURRENT ASSETS:

Cash	$5,422,923	$5,916,366	$4,816,706
Accounts Receivable, Less, Allowances of $0 (03/31/14), $897,546 (12/31/13) and $0 (03/31/13)	1,467,021	2,369,321	1,742,535
Inventories:
Raw Materials and Supplies	3,939,450	1,971,689	4,304,019
Work in Process	8,171	993,061	108,946
Finished Goods	6,650,341	5,873,048	6,417,458
Income Tax Receivable	387,129	279,219	360,248
Deferred Income Tax Asset	330,198	330,198	152,250
Prepaid Expenses and Other Current Assets	225,966	304,812	150,948

Total Current Assets	18,431,199	18,037,714	18,053,110

Property, Plant and Equipment,
Less, Accumulated Depreciation of $17,525,130 (03/31/14), $17,410,823 (12/31/13) and $18,569,676 (03/31/13)	3,725,073	3,816,928	3,984,192
Goodwill	413,280	413,280	413,280
Customer Base and Non-Compete Agreement	282,391	313,862	408,276
Other Assets	291,384	283,979	253,477

TOTAL ASSETS	$23,143,327	$22,865,763	$23,112,335

See Accompanying Notes to these Consolidated Financial Statements (Unaudited)

	AS OF		AS OF
	MARCH 31,	AS OF	MARCH 31,
	2014	DECEMBER 31,	2013
	(UNAUDITED)	2013	(UNAUDITED)

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Short Term Debt	$359,545	$-	$799,786
Accounts Payable	1,059,420	308,319	1,324,236
Accrued Expenses	309,487	923,540	385,953

Total Current Liabilities	1,728,452	1,231,859	2,509,975

DEFERRED INCOME TAX LIABILITY	297,094	297,094	272,063

Total Liabilities	2,025,546	1,528,953	2,782,038

STOCKHOLDERS’ EQUITY:
Common Stock: $0.30 Par Value, 2,000,000 Shares Authorized, 583,094 Shares Issued, 519,600 Shares Outstanding	174,928	174,928	174,928
Capital in Excess of Par Value	1,288,793	1,288,793	1,288,793
Retained Earnings	19,927,279	20,146,308	19,139,795
Treasury Stock, at Cost, 63,494 Shares	(273,219)	(273,219)	(273,219)

Total Stockholders’ Equity	21,117,781	21,336,810	20,330,297

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$23,143,327	$22,865,763	$23,112,335

See Accompanying Notes to these Consolidated Financial Statements (Unaudited)

PARADISE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	FOR THE THREE MONTHS ENDED
	MARCH 31,
	2014	2013

Net Sales	$3,100,755	$3,061,604

Costs and Expenses:
Cost of Goods Sold	2,477,260	2,601,379
Selling, General and Administrative Expense	897,559	884,858
Amortization Expense	35,971	35,971

Total Costs and Expenses	3,410,790	3,522,208

Loss from Operations	(310,035)	(460,604)

Other Income	40,262	101,600

Loss Before Income Taxes	(269,773)	(359,004)

Income Tax Benefit	107,910	134,454

Net Loss	$(161,863)	$(224,550)

Loss per Common Share (Basic and Diluted)	$(0.31)	$(0.43)

Dividend per Common Share	$0.11	$0.15

See Accompanying Notes to these Consolidated Financial Statements (Unaudited)

PARADISE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	FOR THE THREE MONTHS ENDED
	MARCH 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(161,863)	$(224,550)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and Amortization	150,277	151,237
Decrease (Increase) in:
Accounts Receivable	902,300	150,625
Inventories	(1,760,164)	(1,974,044)
Prepaid Expenses and Other Current Assets	78,846	145,778
Income Tax Receivable	(107,910)	(134,454)
Other Assets	(11,907)	23,958
Increase (Decrease) in:
Accounts Payable	751,093	949,169
Accrued Liabilities	(671,209)	(785,685)

Net Cash Used in Operating Activities	(830,537)	(1,697,966)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Property and Equipment	(22,451)	(153,335)

Net Cash Used in Investing Activities	(22,451)	(153,335)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Proceeds from Short Term Debt	359,545	283,920

Net Cash Provided by Financing Activities	359,545	283,920

NET DECREASE IN CASH	(493,443)	(1,567,381)

CASH, AT BEGINNING OF PERIOD	5,916,366	6,384,087

CASH, AT END OF PERIOD	$5,422,923	$4,816,706

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
Income Tax	$-	$-

Noncash financing activity:
Dividends Declared	$57,156	$77,940

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

The information furnished herein reflects only the adjustments and accruals of a normal recurring nature management believes is necessary to fairly state the operating results for the respective periods. The notes to the unaudited consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company’s Form 10-K for the year ended December 31, 2013. The Company’s management believes that the disclosures are sufficient for interim financial reporting purposes.

Consumer demand for glace’ fruit product is traditionally strongest during the Thanksgiving and Christmas season. Almost 80% of glace’ fruit product sales are recorded during an eight to ten week period beginning in mid September. Therefore, the operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the current year.

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

PARADISE, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

NOTE 4	BUSINESS SEGMENT DATA

The Company’s operations are conducted through two business segments. These segments, and the primary operations of each, are as follows:

Business Segment	Operation

Fruit	Production of candied fruit, a basic fruitcake ingredient, sold to manufacturing bakers, institutional users, and retailers for use in home baking. Also, based on market conditions, the processing of frozen strawberry products, for sale to commercial and institutional users such as preservers, dairies, drink manufacturers, etc.

Molded Plastics	Production of plastics containers and other molded plastics for sale to various food processors and others.

	March 31,	March 31,
	2014	2013

Net Sales in Each Segment

Fruit:
Sales to Unaffiliated Customers	$818,613	$824,737

Molded Plastics:
Sales to Unaffiliated Customers	2,282,142	2,236,867

Net Sales	$3,100,755	$3,061,604

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

PARADISE, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

NOTE 4	BUSINESS SEGMENT DATA (CONTINUED)

	March 31,	March 31,
	2014	2013

Identifiable Assets of Each Segment are Listed Below:

Fruit	$10,919,669	$11,106,540

Molded Plastics	4,888,865	5,605,977

Identifiable Assets	15,808,534	16,712,517

General Corporate Assets	7,334,793	6,399,818

Total Assets	$23,143,327	$23,112,335

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

Overview

Paradise, Inc.’s main business segment, glace’ fruit, a prime ingredient of fruitcakes and other holiday confections, represented 65.6 % of total net sales during 2013. These products are sold to manufacturing bakers, institutional users, supermarkets and other retailers throughout the country. Consumer demand for glace’ fruit product is traditionally strongest during the Thanksgiving and Christmas season. Almost 80% of glace’ fruit product sales are recorded during an eight to ten week period beginning in mid September.

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

The First Quarter

Paradise, Inc.’s fruit segment net sales of $818,613 for the first quarter of 2014 were relatively consistent with net sales of $824,737 for the similar reporting period of 2013. The fruit segment has two primary products for sale during the first quarter of the year. The main product is bulk fruit with sales to supermarkets and manufacturing bakeries leading up to and through the traditional Easter holiday season. Gross sales of bulk fruit orders received and shipped as of March 31, 2014 decreased to $560,324 as of March 31, 2014 compared to $627,580 as of March 31, 2013 as several buyers moved their shipment dates into the second quarter of 2014. The Company’s accounting policy is to only recognize revenue upon shipment. The other product for sale in the first quarter, strawberry items, are produced for a local distributor. As in previous years for a negotiated price (i.e. tolling fee), Paradise, Inc. will receive and process fresh strawberries through its facilities on behalf of this distributor. With favorable conditions present during the first quarter ending March 31, 2014, gross sales increased to $311,330 from $195,763 compared to the similar reporting period of 2013.

Paradise Plastics, Inc.’s gross sales to unaffiliated customers for the first quarter of 2014 were $2,282,142 compared to $2,236,867 for the similar reporting period of 2013, representing a 2.0% increase. Additional demand from existing long-term customers within the commercial and home construction industry continued to increase, offsetting a decline in injection molding customer orders received and shipped during the first quarter of 2014.

Consolidated cost of sales as a percentage of gross sales decreased 5.1% for the first quarter of 2014 compared to the similar reporting period of 2013. The primary reason for this change was related to an increase in the number of strawberries processed during the first quarter of 2014. Paradise, Inc. processed 3,490,373 pounds of strawberries compared to 2,943,627 pounds for the first quarter of 2013. As the amount of factory overhead is relatively fixed during the first quarter of the year, an increase in production of any raw materials into finished goods will yield a higher gross margin and a corresponding lower cost of sales. However, with more than ninety-five percent (95%) of the Company’s annual production of glace’ fruit yet to commence, it is too early to project or forecast any realistic changes in cost of sales for 2014.

Selling, general & administrative expenses increased 1.4% to $897,559 for the first quarter of 2014 compared to $884,858 for the similar reporting period of 2013 as increases in health care premiums outpaced savings in areas such as travel and advertising expenses.

Other Significant Items

Other Income for the first quarter of 2014 totaled $40,262 compared to $101,600 for the similar reporting period of 2013. Other Income is periodic sales of recycled plastics materials along with changes in the cash surrender value of two insurance policies owned by the company on behalf of two senior executives.

Inventory as of March 31, 2014 was $10,597,962 compared to $10,830,423 representing a decrease of $223,461 as shipments from suppliers of raw fruit commodities, which may fluctuate based upon many factors common to agricultural products, were received in lesser quantity during the first quarter of 2014 compared to the similar period of 2013.

PARADISE, INC.	COMMISSION FILE NO. 0-3026

PART I.	FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Other Significant Items (Continued)

Short Term Debt and Accounts Payable combined balances as of March 31, 2014 totaled $1,418,965 compared to $2,124,022 for the similar reporting period for 2013. These two accounts are related to the lesser amount of inventory on hand at March 31, 2014 as referenced in the preceding paragraph.

We finance our ongoing operations primarily with cash provided by our operating activities. Our principal sources of liquidity are our cash flows provided by operating activities, our existing cash, and a line of credit facility. At March 31, 2014 and December 31, 2013, we had $5.4 million and $5.9 million, respectively, in cash. Additionally, we have a revolving line of credit with a maximum limit of $12 million and a borrowing limit of 80% of the Company’s eligible receivables plus 50% of the Company’s eligible inventory from January 1 to May 31 and 60% from June 1 to December 31 of each year, of which $0 was outstanding at March 31, 2014 and December 31, 2013. Within this agreement, there are letters of credit with a limit of $1,200,000, of which $359,545 was outstanding at March 31, 2014 and $0 at December 31, 2013. The line of credit agreement expires on June 23, 2015. Net cash used in operating activities decreased from $1,697,966 for the quarter ended March 31, 2013 to $830,537 for the quarter ended March 31, 2014. The primary reason for this decrease is due to Accounts Receivable payments received from Paradise, Inc.’s customers during the first quarter of 2014 were $751,675 more than the similar reporting period of 2013. Lastly, net cash provided by financing activities increased from $283,920 for the quarter ended March 31, 2013 to $359,545 for the quarter ended March 31, 2014 due to timing of payments on letters of credit.

Summary

Paradise, Inc.’s consolidated net sales for the three months ended March 31, 2014 totaled $3,100,755 compared to $3,061,604 for the similar reporting period of 2013, representing an increase of 1.3%. However, as mentioned in all previous first quarter filings, with less than 5% of anticipated annual glace’ fruit net sales yet to be realized as of the date of this filing, no reasonable estimate or forecast of consolidated financial performance may be determined at this time.

Critical Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make assessments, estimates and assumptions that affect the amounts reported in the consolidated financial statements. We evaluate the accounting policies and estimates used to prepare the consolidated financial statements on an ongoing basis. Critical accounting estimates are those that require management’s most difficult, complex, or subjective judgments and have the most potential to impact our financial position and operating results. For a detailed discussion of our critical accounting estimates, see our Annual Report on Form 10-K for the year ended December 31, 2013. There have been no material changes to our critical accounting estimates during the three months ended March 31, 2014.

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

As of March 31, 2014, our Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures, and they have concluded that we maintain effective disclosure controls and procedures. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2014.

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

PARADISE, INC.
A Florida Corporation

/s/ Melvin S. Gordon	Date:	May 15, 2014
Melvin S. Gordon
Chief Executive Officer and Chairman

/s/ Jack M. Laskowitz	Date:	May 15, 2014
Jack M. Laskowitz
Chief Financial Officer and Treasurer

