Form 10-Q
period 2014-06-30
PARADISE INC
filed 2014-08-14
CIK 76149

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Act of 1934.

For the quarterly period ended June 30, 2014

or

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

The number of shares outstanding of each of the issuer’s classes of common stock as of August 14, 2014 was 519,600 shares.

PARADISE, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

INDEX

		PAGE

PART I.	FINANCIAL INFORMATION

	ITEM 1.

	CONSOLIDATED BALANCE SHEETS:

	Assets

	As of June 30, 2014 (Unaudited), December 31, 2013 and June 30, 2013 (Unaudited)	3

	Liabilities and Stockholders’ Equity

	As of June 30, 2014 (Unaudited), December 31, 2013 and June 30, 2013 (Unaudited)	4

	CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED):

	For the three-month periods ended June 30, 2014 and 2013	5

	For the six-month periods ended June 30, 2014 and 2013	6

	CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED):

	For the six-month periods ended June 30, 2014 and 2013	7

	NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)	8 – 10

	ITEM 2.

	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	11 – 14

	ITEM 3.

	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK – N/A	14

	ITEM 4.

	CONTROLS AND PROCEDURES	14

PART II.	OTHER INFORMATION

	ITEMS 1 – 6.	15

SIGNATURES		16

PARADISE, INC.	COMMISSION FILE NO. 0-3026

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

PARADISE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	AS OF		AS OF
	JUNE 30,	AS OF	JUNE 30,
	2014	DECEMBER 31,	2013
	(UNAUDITED)	2013	(UNAUDITED)

ASSETS

CURRENT ASSETS:

Cash	$2,322,051	$5,916,366	$963,849
Accounts Receivable, Less, Allowances of $0 (06/30/14), $897,546 (12/31/13) and $0 (06/30/13)	890,095	2,369,321	1,053,791
Inventories:
Raw Materials and Supplies	4,288,827	1,971,689	4,657,655
Work in Process	388,049	993,061	463,835
Finished Goods	9,374,993	5,873,048	9,331,047
Income Tax Receivable	464,882	279,219	307,794
Deferred Income Tax Asset	330,198	330,198	316,067
Prepaid Expenses and Other Current Assets	612,057	304,812	566,129

Total Current Assets	18,671,152	18,037,714	17,660,167

Property, Plant and Equipment,
Less, Accumulated Depreciation of $17,636,702 (06/30/14), $17,410,823 (12/31/13) and $18,685,992 (06/30/13)	3,663,021	3,816,928	3,939,420
Goodwill	413,280	413,280	413,280
Customer Base and Non-Compete Agreement	250,920	313,862	376,805
Other Assets	378,776	283,979	322,471

TOTAL ASSETS	$23,377,149	$22,865,763	$22,712,143

See Accompanying Notes to these Consolidated Financial Statements (Unaudited)

	AS OF		AS OF
	JUNE 30,	AS OF	JUNE 30,
	2014	DECEMBER 31,	2013
	(UNAUDITED)	2013	(UNAUDITED)

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Short Term Debt	$496,465	$-	$561,826
Accounts Payable	1,192,668	308,319	1,207,128
Accrued Liabilities	322,272	923,540	383,556

Total Current Liabilities	2,011,405	1,231,859	2,152,510

DEFERRED INCOME TAX LIABILITY	297,094	297,094	272,063

Total Liabilities	2,308,499	1,528,953	2,424,573

STOCKHOLDERS’ EQUITY:
Common Stock: $0.30 Par Value, 2,000,000 Shares Authorized, 583,094 Shares Issued, 519,600 Shares Outstanding	174,928	174,928	174,928
Capital in Excess of Par Value	1,288,793	1,288,793	1,288,793
Retained Earnings	19,878,148	20,146,308	19,097,068
Treasury Stock, at Cost,63,494 Shares	(273,219)	(273,219)	(273,219)

Total Stockholders’ Equity	21,068,650	21,336,810	20,287,570

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$23,377,149	$22,865,763	$22,712,143

PARADISE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	FOR THE THREE MONTHS ENDED
	JUNE 30,
	2014	2013

Net Sales	$2,681,620	$2,715,210

Costs and Expenses:
Cost of Goods Sold	1,901,693	1,874,839
Selling, General and Administrative Expense	822,538	813,700
Amortization Expense	35,972	35,972

Total Costs and Expenses	2,760,203	2,724,511

Loss from Operations	(78,583)	(9,301)

Other Expense	(3,301)	(62,789)

Loss Before Income Taxes	(81,884)	(72,090)

Income Tax Benefit	32,753	29,363

Net Loss	$(49,131)	$(42,727)

Loss per Common Share (Basic and Diluted)	$(0.09)	$(0.08)

Dividend per Common Share	$0.00	$0.00

See Accompanying Notes to these Consolidated Financial Statements (Unaudited)

PARADISE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	FOR THE SIX MONTHS ENDED
	JUNE 30,
	2014	2013

Net Sales	$5,782,375	$5,776,814

Costs and Expenses:
Cost of Goods Sold	4,378,953	4,476,218
Selling, General and Administrative Expense	1,720,097	1,698,558
Amortization Expense	71,943	71,943

Total Costs and Expenses	6,170,993	6,246,719

Loss from Operations	(388,618)	(469,905)

Other Income	36,961	38,811

Loss Before Income Taxes	(351,657)	(431,094)

Income Tax Benefit	140,663	163,817

Net Loss	$(210,994)	$(267,277)

Loss per Common Share (Basic and Diluted)	$(0.41)	$(0.51)

Dividend per Common Share	$0.11	$0.15

See Accompanying Notes to these Consolidated Financial Statements (Unaudited)

PARADISE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	FOR THE SIX MONTHS ENDED
	JUNE 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(210,994)	$(267,277)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and Amortization	297,819	303,524
Provision for Deferred Income Taxes	-	(163,817)
Decrease (Increase) in:
Accounts Receivable	1,479,226	839,369
Inventories	(5,214,071)	(5,596,158)
Prepaid Expenses and Other Current Assets	(307,245)	(269,401)
Income Tax Receivable	(185,663)	(82,000)
Other Assets	(103,797)	(49,536)
Increase (Decrease) in:
Accounts Payable	884,339	832,061
Accrued Expense	(601,268)	(710,142)

Net Cash Used in Operating Activities	(3,961,654)	(5,163,377)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Property and Equipment	(71,970)	(224,881)

Net Cash Used in Investing Activities	(71,970)	(224,881)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Proceeds from Short Term Debt	496,465	45,960
Dividends Paid	(57,156)	(77,940)

Net Cash Provided by (Used in) Financing Activities	439,309	(31,980)

NET DECREASE IN CASH	(3,594,315)	(5,420,238)

CASH, AT BEGINNING OF PERIOD	5,916,366	6,384,087

CASH, AT END OF PERIOD	$2,322,051	$963,849

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
Income Taxes	$-	$82,000

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

Consumer demand for glace’ fruit product is traditionally strongest during the Thanksgiving and Christmas season. Almost 80% of glace’ fruit product sales are recorded during an eight to ten week period beginning in mid September. Therefore, the operating results for the six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the current year.

Certain minor reclassifications have been made to the consolidated unaudited financial statements for the quarter ended June 30, 2013 to conform to the classifications used for the quarter ended June 30, 2014.

NOTE 2	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). The guidance in this update supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout Industry topics of the Codification. Additionally, this Update supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition - Construction-Type and Production-Type Contracts. In addition, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer (for example, assets within the scope of Topic 360, Property, Plant, and Equipment, and intangible assets within the scope of Topic 350, Intangibles-Goodwill and Other) are amended to be consistent with the guidance on recognition and measurement (including the constraint on revenue) in this Update. Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU No. 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. We are currently evaluating the impact of adopting the guidance on our financial statements.

Except as noted above, the Company’s management does not believe that recent codified pronouncements by the Financial Accounting Standards Board (“FASB”) (including its EITF), the AICPA or the Securities and Exchange Commission will have a material impact on the Company’s current or future consolidated financial statements.

NOTE 3	LOSS PER COMMON SHARE

Basic and diluted loss per common share is based on the weighted average number of shares outstanding and assumed to be outstanding of 519,600. There are no dilutive securities outstanding.

PARADISE, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

NOTE 4	BUSINESS SEGMENT DATA

The Company’s operations are conducted through two business segments. These segments, and the primary operations of each, are as follows:

Business Segment	Operation

Fruit	Production of candied fruit, a basic fruitcake ingredient, sold to manufacturing bakers, institutional users, and retailers for use in home baking. Also, based on market conditions, the processing of frozen strawberry products, for sale to commercial and institutional users such as preservers, dairies, drink manufacturers, etc.

Molded Plastics	Production of plastics containers and other molded plastics for sale to various food processors and others.

	Three months ended	Three months ended
	June 30,	June 30,
	2014	2013
Net Sales in Each Segment

Fruit:
Sales to Unaffiliated Customers	$451,977	$390,766

Molded Plastics:
Sales to Unaffiliated Customers	2,229,643	2,324,444

Net Sales	$2,681,620	$2,715,210

	Six months ended	Six months ended
	June 30,	June 30,
	2014	2013
Net Sales in Each Segment

Fruit:
Sales to Unaffiliated Customers	$1,270,590	$1,215,503

Molded Plastics:
Sales to Unaffiliated Customers	4,511,785	4,561,311

Net Sales	$5,782,375	$5,776,814

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

PARADISE, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

NOTE 4	BUSINESS SEGMENT DATA (CONTINUED)

	June 30,	June 30,
	2014	2013

Identifiable Assets of Each Segment are Listed Below:

Fruit	$13,895,562	$14,696,781

Molded Plastics	4,755,551	4,936,802

Identifiable Assets	18,651,113	19,633,583

General Corporate Assets	4,726,036	3,078,560

Total Assets	$23,377,149	$22,712,143

Identifiable assets by segment are those assets that are principally used in the operations of each segment. General corporate assets are principally cash, prepaid expenses, other current assets, land and income tax assets.

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

Overview

Paradise, Inc.’s main business segment, glace’ fruit, a prime ingredient of fruitcakes and other holiday confections, represented 65.6% of total net sales during the prior year ended December 31, 2013. These products are sold to manufacturing bakers, institutional users, supermarkets and other retailers throughout the country. Consumer demand for glace’ fruit product is traditionally strongest during the Thanksgiving and Christmas season. Almost 80% of glace’ fruit product sales are recorded during an eight to ten week period beginning in mid September.

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

The First Six Months

Paradise, Inc.’s fruit segment net sales for the first six months of 2014 increased 4.5% to $1,270,590 from $1,215,503 for the similar reporting period of 2013. The two primary sales activities for this segment during the first six months of the year relate to the sale of bulk fruit to supermarkets and manufacturing bakeries; and tolling fees generated from the production of fresh strawberries on behalf of a local Plant City, Florida distributor. For the first six months of 2014, gross sales of bulk fruit totaled $919,617 compared to $867,842 for the similar reporting period of 2013. Sales of finished strawberry products totaled $340,738 compared to $280,950 for the similar reporting period of 2013. While management is pleased to report an increase in fruit segment sales as of June 30, 2014 compared to June 30, 2013 of 4.5%, this sales volume represents less than 10% of 2013’s fruit segment sales. Thus, no prediction on sales can be determined for 2014 as of the date of this filing.

Paradise Plastics, Inc.’s sales to unaffiliated customers during the first six months of 2014 remained fairly consistent with sales through June 30, 2014 of $4,511,785 compared to $4,561,311 through June 30, 2013 as increasing sales of custom molding related products offset recent losses of sales of injection molding products. Paradise Plastics, Inc. is continuing its efforts to expand its base of business which includes sales in such diverse industries as aerospace, agricultural, food processing and medical supplies. To assist in this effort, management has made a financial and personnel commitment to become ISO 9001:2008/AS9100C Certified. This certification process, completed June, 2014, represents a series of standards developed by the International Organization Standardization (ISO) for manufacturing companies and will be emphasized as the Company seeks new business opportunities.

Consolidated cost of sales, as a percentage of net sales, decreased 1.8% during the first six months of 2014 compared to the similar reporting period of 2013. Since less than 30% of Paradise, Inc.’s glace’ fruit has been produced as of June 30, 2014, variances in cost of sales will fluctuate depending upon the amount of materials allocated over a relatively stable amount of factory overhead during the first six months of the year. During the first half of 2014, increases in the number of pounds produced in strawberry and brining operations directly contributed to the 1.8% decrease in consolidated cost of sales. However, with more than 70% of glace’ fruit production yet to commence, no meaningful information or trending of cost of sales as a percentage of sales can be determined until the entire production cycle has been completed.

Selling, general and administrative expenses for the first six months of 2014 increased 1.3% compared to the similar reporting period of 2013 as increases in the Company’s payment of its share of employee health care premiums outpaced savings achieved in such other areas as professional fees and travel related cost.

PARADISE, INC.	COMMISSION FILE NO. 0-3026

PART I.	FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Other Significant Items

We finance our ongoing operations primarily with cash provided by our operating activities which are seasonal in nature. Our principal sources of liquidity are our cash flows provided by operating activities, our existing cash, and a line of credit facility. At June 30, 2014 and December 31, 2013, we had $2,322,051 and $5,916,366, respectively, in cash. Additionally, we have a revolving line of credit with a maximum limit of $12 million and a borrowing limit of 80% of the Company’s eligible receivables plus 50% of the Company’s eligible inventory from January 1 to May 31 and 60% from June 1 to December 31 of each year, of which $0 was outstanding at June 30, 2014 and $0 at December 31, 2013. Within this agreement, there are letters of credit with a limit of $1,200,000, of which $496,465 was outstanding at June 30, 2014 and $0 at December 31, 2013. The line of credit agreement expires in June, 2015. Net cash used in operating activities decreased from $5,163,377 for the six months ended June 30, 2013 to $3,961,654 for the six months ended June 30, 2014. The primary reason for this decrease was Accounts Receivable net payments received from Paradise, Inc.’s customers during the six months ended June 30, 2014 were $639,857 more than the similar reporting period of 2013. Net cash provided by financing activities increased to $439,309 for the six months ended June 30, 2014 compared to $(31,980) for the six months ended June 30, 2014 due to timing of payments on letters of credit.

Summary

Paradise Inc.’s consolidated net sales for the first six months of 2014 was basically unchanged for the similar reporting period of 2013; $5,782,375 - June 30, 2014 compared to $5,776,814 - June 30, 2013. However, as mentioned and disclosed in all previous interim filings, due to the highly seasonal nature of the Company’s primary product, glace’ fruit, which accounts for approximately 65% of consolidated annual revenue, no meaningful financial analysis may be developed from Paradise, Inc.’s interim reporting results. Only a full year’s accounting of revenue and expenses will provide the necessary information to determine the Company’s financial performance.

Critical Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make assessments, estimates and assumptions that affect the amounts reported in the consolidated financial statements. We evaluate the accounting policies and estimates used to prepare the consolidated financial statements on an ongoing basis. Critical accounting estimates are those that require management’s most difficult, complex, or subjective judgments and have the most potential to impact our financial position and operating results. For a detailed discussion of our critical accounting estimates, see our Annual Report on Form 10-K for the year ended December 31, 2013. There have been no material changes to our critical accounting estimates during the six months ended June 30, 2014.

PARADISE, INC.	COMMISSION FILE NO. 0-3026

PART I.	FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). The guidance in this update supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout Industry topics of the Codification. Additionally, this Update supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition - Construction-Type and Production-Type Contracts. In addition, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer (for example, assets within the scope of Topic 360, Property, Plant, and Equipment, and intangible assets within the scope of Topic 350, Intangibles-Goodwill and Other) are amended to be consistent with the guidance on recognition and measurement (including the constraint on revenue) in this Update. Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU No. 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. We are currently evaluating the impact of adopting the guidance on our financial statements.

Except as noted above, the Company’s management does not believe that recent codified pronouncements by the Financial Accounting Standards Board (“FASB”) (including its EITF), the AICPA or the Securities and Exchange Commission will have a material impact on the Company’s current or future consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosure and Market Risk – N/A

Item 4.	Controls and Procedures

As of June 30, 2014, our Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures, and they have concluded that we maintain effective disclosure controls and procedures. There were no changes in our internal control over financial reporting during the six months ended June 30, 2014.

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

PARADISE, INC.
A Florida Corporation

/s/ Melvin S. Gordon	Date:	August 14, 2014
Melvin S. Gordon
Chief Executive Officer and Chairman

/s/ Jack M. Laskowitz	Date:	August 14, 2014
Jack M. Laskowitz
Chief Financial Officer and Treasurer

