Form 10-Q
period 2014-09-30
PARADISE INC
filed 2014-11-14
CIK 76149

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Act of 1934.

For the quarterly period ended September 30, 2014

or

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

The number of shares outstanding of each of the issuer’s classes of common stock as of November 14, 2014 was 519,600 shares.

PARADISE, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

INDEX

		PAGE
PART I.	FINANCIAL INFORMATION

	ITEM 1.

	CONSOLIDATED BALANCE SHEETS:

	Assets

	As of September 30, 2014 (Unaudited), December 31, 2013 and September 30, 2013 (Unaudited)	2

	Liabilities and Stockholders’ Equity

	As of September 30, 2014 (Unaudited), December 31, 2013 and September 30, 2013 (Unaudited)	3

	CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED):

	For the three-month periods ended September 30, 2014 and 2013	4

	For the nine-month periods ended September 30, 2014 and 2013	5

	CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED):

	For the nine-month periods ended September 30, 2014 and 2013	6

	NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)	7 – 9

	ITEM 2.

	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	10 – 13

	ITEM 3.

	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK – N/A	13

	ITEM 4.

	CONTROLS AND PROCEDURES	13

PART II.	OTHER INFORMATION

	ITEMS 1 – 6.	14

SIGNATURES		15

PARADISE, INC.	COMMISSION FILE NO. 0-3026

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

PARADISE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	AS OF		AS OF
	SEPTEMBER 30,	AS OF	SEPTEMBER 30,
	2014	DECEMBER 31,	2013
	(UNAUDITED)	2013	(UNAUDITED)

ASSETS

CURRENT ASSETS:

Cash	$304,858	$5,916,366	$301,648
Accounts Receivable, Less, Allowances of $0 (09/30/14), $897,546 (12/31/13) and $0 (09/30/13)	5,571,292	2,369,321	7,361,779
Inventories:
Raw Materials and Supplies	3,313,793	1,971,689	3,253,143
Work in Process	169,078	993,061	313,891
Finished Goods	8,851,760	5,873,048	9,071,019
Income Tax Receivable	431,316	279,219	196,526
Deferred Income Tax Asset	330,198	330,198	152,250
Prepaid Expenses and Other Current Assets	487,413	304,812	480,522

Total Current Assets	19,459,708	18,037,714	21,130,778

Property, Plant and Equipment, Less, Accumulated Depreciation of $17,742,407 (09/30/14), $17,410,823 (12/31/13) and $18,801,658 (09/30/13)	3,564,448	3,816,928	3,838,876
Goodwill	413,280	413,280	413,280
Customer Base and Non-Compete Agreement	219,448	313,862	345,333
Other Assets	400,058	283,979	322,365

TOTAL ASSETS	$24,056,942	$22,865,763	$26,050,632

See Accompanying Notes to these Consolidated Financial Statements (Unaudited)

	AS OF		AS OF
	SEPTEMBER 30,	AS OF	SEPTEMBER 30,
	2014	DECEMBER 31,	2013
	(UNAUDITED)	2013	(UNAUDITED)

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Short Term Debt	$1,313,411	$-	$2,672,593
Accounts Payable	736,880	308,319	867,153
Accrued Liabilities	590,558	923,540	794,156

Total Current Liabilities	2,640,849	1,231,859	4,333,902

DEFERRED INCOME TAX LIABILITY	297,094	297,094	272,063

Total Liabilities	2,937,943	1,528,953	4,605,965

STOCKHOLDERS’ EQUITY:
Common Stock: $0.30 Par Value, 2,000,000 Shares Authorized, 583,094 Shares Issued, 519,600 Shares Outstanding	174,928	174,928	174,928
Capital in Excess of Par Value	1,288,793	1,288,793	1,288,793
Retained Earnings	19,928,497	20,146,308	20,254,165
Treasury Stock, at Cost, 63,494 Shares	(273,219)	(273,219)	(273,219)

Total Stockholders’ Equity	21,118,999	21,336,810	21,444,667

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$24,056,942	$22,865,763	$26,050,632

PARADISE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	FOR THE THREE MONTHS ENDED
	SEPTEMBER 30,
	2014	2013

Net Sales	$8,020,058	$9,538,239

Costs and Expenses:
Cost of Goods Sold	6,728,146	6,756,355
Selling, General and Administrative Expense	1,140,526	1,189,986
Amortization Expense	35,971	35,971
Interest Expense	1,520	6,002

Total Costs and Expenses	7,906,163	7,988,314

Income from Operations	113,895	1,549,925

Other (Expenses) Income	(29,980)	283,416

Income from Operations Before Provision for Income Taxes	83,915	1,833,341

Provision for Income Taxes	33,566	676,244

Net Income	$50,349	$1,157,097

Income per Common Share (Basic and Diluted)	$0.10	$2.23

Dividend per Common Share	$0.00	$0.00

See Accompanying Notes to these Consolidated Financial Statements (Unaudited)

PARADISE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	FOR THE NINE MONTHS ENDED
	SEPTEMBER 30,
	2014	2013

Net Sales	$13,802,433	$15,315,053

Costs and Expenses:
Cost of Goods Sold	11,107,099	11,232,573
Selling, General and Administrative Expense	2,860,623	2,888,544
Amortization Expense	107,914	107,914
Interest Expense	1,520	6,002

Total Costs and Expenses	14,077,156	14,235,033

(Loss) Income from Operations	(274,723)	1,080,020

Other Income	6,981	322,227

(Loss) Income from Operations Before Income Tax Benefit (Provision for Income Taxes)	(267,742)	1,402,237

Income Tax Benefit (Provision for Income Taxes)	107,097	(512,427)

Net (Loss) Income	$(160,645)	$889,820

(Loss) Income per Common Share (Basic and Diluted)	$(0.31)	$1.71

Dividend per Common Share	$0.11	$0.15

See Accompanying Notes to these Consolidated Financial Statements (Unaudited)

PARADISE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	FOR THE NINE MONTHS ENDED
	SEPTEMBER 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss) Income	$(160,645)	$889,820
Adjustments to Reconcile Net (Loss) Income to Net Cash Used in Operating Activities:
Depreciation and Amortization	449,842	455,162
(Increase) Decrease in:
Accounts Receivable	(3,201,971)	(5,468,619)
Inventories	(3,496,833)	(3,781,674)
Prepaid Expenses	(182,601)	(183,794)
Other Assets	(129,579)	(53,933)
Income Tax Receivable	(152,097)	29,268
Increase (Decrease) in:
Accounts Payable	428,551	492,086
Accrued Liabilities	(332,982)	(299,542)

Net Cash Used in Operating Activities	(6,778,315)	(7,921,226)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Property and Equipment	(89,448)	(240,000)

Net Cash Used in Investing Activities	(89,448)	(240,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Proceeds from Short Term Debt	1,313,411	2,156,727
Dividends Paid	(57,156)	(77,940)

Net Cash Provided by Financing Activities	1,256,255	2,078,787

NET DECREASE IN CASH	(5,611,508)	(6,082,439)

CASH, AT BEGINNING OF PERIOD	5,916,366	6,384,087

CASH, AT END OF PERIOD	$304,858	$301,648

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:

Interest	$1,520	$6,002

Income Taxes	$45,000	$483,159

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

Consumer demand for glace’ fruit product is traditionally strongest during the Thanksgiving and Christmas season. Almost 80% of glace’ fruit product sales are recorded during an eight to ten week period beginning in mid September. Therefore, the operating results for the nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the current year.

Certain minor reclassifications have been made to the consolidated unaudited financial statements for the quarter ended September 30, 2013 to conform to the classifications used for the quarter ended September 30, 2014.

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

NOTE 3	(LOSS) INCOME PER COMMON SHARE

Basic and diluted (loss) income per common share is based on the weighted average number of shares outstanding and assumed to be outstanding of 519,600. There are no dilutive securities outstanding.

PARADISE, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

NOTE 4	BUSINESS SEGMENT DATA

The Company’s operations are conducted through two business segments. These segments, and the primary operations of each, are as follows:

Business Segment	Operation

Fruit	Production of candied fruit, a basic fruitcake ingredient, sold to manufacturing bakers, institutional users, and retailers for use in home baking. Also, based on market conditions, the processing of frozen strawberry products, for sale to commercial and institutional users such as preservers, dairies, drink manufacturers, etc.

Molded Plastics	Production of plastics containers and other molded plastics for sale to various food processors and others.

	Three months ended	Three months ended
	September 30,	September 30,
	2014	2013
Net Sales in Each Segment

Fruit:
Sales to Unaffiliated Customers	$6,314,382	$7,884,362

Molded Plastics:
Sales to Unaffiliated Customers	1,705,676	1,653,877

Net Sales	$8,020,058	$9,538,239

	Nine months ended	Nine months ended
	September 30,	September 30,
	2014	2013
Net Sales in Each Segment

Fruit:
Sales to Unaffiliated Customers	$7,584,972	$9,099,865

Molded Plastics:
Sales to Unaffiliated Customers	6,217,461	6,215,188

Net Sales	$13,802,433	$15,315,053

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

PARADISE, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

NOTE 4	BUSINESS SEGMENT DATA (CONTINUED)

	September 30,	September 30,
	2014	2013

Identifiable Assets of Each Segment are Listed Below:

Fruit	$16,988,637	$19,589,588

Molded Plastics	4,565,580	4,404,647

Identifiable Assets	21,554,217	23,994,235

General Corporate Assets	2,502,725	2,056,397

Total Assets	$24,056,942	$26,050,632

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

Overview

Paradise, Inc.’s main business segment, glace’ fruit, a prime ingredient of fruitcakes and other holiday confections, represented 65.6% of total net sales for the previous year of 2013. These products are sold to manufacturing bakers, institutional users, supermarkets and other retailers throughout the country. Consumer demand for glace’ fruit product is traditionally strongest during the Thanksgiving and Christmas season. Almost 80% of glace’ fruit product sales are recorded for a period of eight to ten weeks beginning in mid September.

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

The First Nine Months

Paradise, Inc.’s fruit segment net sales for the first nine months of 2014 decreased 16.6% to $7,584,972 compared to $9,099,865 for the similar nine month reporting period of 2013. This decrease is due to timing differences in the receipt of customers’ orders and the corresponding shipping dates for delivery of the Company’s retail glace’ fruit products. Specifically, several major customers delayed their opening orders into October of 2014 as compared to September, 2013. As Paradise, Inc. recognizes net sales upon receipt of its products by its customers, revenue associated with merchandise shipped and received by its customers in October will result in net sales being earned in the fourth quarter of 2014. Paradise, Inc.’s management has consistently disclosed that interim filings are not reliable financial indicators of year-end performance. Factors such as weather conditions, product placement on supermarket shelves along with customer demand will have a direct impact on the seasonal holiday sales of glace’ fruit. Only a full year’s accounting will provide the necessary financial information to determine the Company’s overall success.

Paradise Plastics, Inc.’s net sales to unaffiliated customers during the first nine months of 2014 remained consistent as compared to the similar reporting period of 2013. Net sales for the nine months ended September 30, 2014 were $6,217,461 compared to $6,215,188 for the nine months ended September 30 2013. This consistent level of sales over the past twelve months is based upon an increase in sales of housing related custom molding products which continues to offset recent losses of sales of injection molding plastics parts reported the second half of 2013. In an effort to further expand the company’s business base into such areas as medical supplies, food processing and aerospace customers, management has made a financial commitment during the first half of 2014 to become ISO9001 compliant. The certification process completed during the second quarter of 2014, represents a series of standards, developed by the International Organization Standardization (ISO) for manufacturing companies and will be emphasized as we continue to seek new business opportunities.

Consolidated cost of sales, as a percentage of net sales, increased 7.2% during the first nine months of 2014 compared to the similar reporting period of 2013. The primary reason for this increase is directly related to the timing of shipments of glace’ fruit to its customers. As reported above, shipments of retail glace’ fruit were delayed by several major customers until the fourth quarter of 2014. Conversely, an increase in lower margin bulk fruit orders, of approximately 15%, were shipped and received by Paradise, Inc.’s long-time customers in September, 2014 compared to October, 2013.

Selling, general and administrative expenses for the first nine months of 2014 remained consistent compared to the previous year’s reporting period of 2013 (i.e.: $2.86 million vs. $2.88 million) as increases in employee related health care cost have been offset by reductions in travel, advertising and professional fees.

PARADISE, INC.	COMMISSION FILE NO. 0-3026

PART I.	FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The First Nine Months (Continued)

Paradise, Inc. finances ongoing operations primarily with cash provided by our operating activities which are seasonal in nature. Our principal sources of liquidity are our cash flows provided by operating activities, our existing cash, and a line of credit facility. At September 30, 2014 and December 31, 2013, we had $304,858 and $5,916,366, respectively, in cash. Additionally, we have a revolving line of credit with a maximum limit of $12 million and a borrowing limit of 80% of the Company’s eligible receivables plus up to 60% of the Company’s eligible inventory, of which $1,086,412 was outstanding at September 30, 2014 and $0 at December 31, 2013. Within this agreement, there are letters of credit with a limit of $1,200,000, of which $226,999 was outstanding at September 30, 2014 and $0 at December 31, 2013. The line of credit agreement expires in June 2015. Net cash decreased by $5,611,508 for the nine months ended September 30, 2014 compared to $6,082,439 for the nine months ended September 30, 2013. The primary reason for this change was income tax payments made during the first nine months for 2014 were $438,159 less than the first nine months of 2013.

Summary

Paradise Inc.’s consolidated net sales decreased to $13,802,433 for the first nine months of 2014 compared to $15,315,053 for the first nine months of 2013. This decrease as mentioned above is primarily timing in nature as several existing glace’ fruit customers deferring their retail glace’ fruit orders to the beginning of the fourth quarter of 2014 compared to the third quarter of 2013. Thus, as mentioned and disclosed in all previous interim filings, due to the highly seasonal nature of the Company’s primary product, glace’ fruit, no meaningful financial analysis should be developed from Paradise, Inc.’s interim reporting results. Only a full year’s accounting of revenue and expenses will provide the necessary information to determine the Company’s financial performance.

Critical Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make assessments, estimates and assumptions that affect the amounts reported in the consolidated financial statements. We evaluate the accounting policies and estimates used to prepare the consolidated financial statements on an ongoing basis. Critical accounting estimates are those that require management’s most difficult, complex, or subjective judgments and have the most potential to impact our financial position and operating results. For a detailed discussion of our critical accounting estimates, see our Annual Report on Form 10-K for the year ended December 31, 2013. There have been no material changes to our critical accounting estimates during the nine months ended September 30, 2014.

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

As of September 30, 2014, our Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures, and they have concluded that we maintain effective disclosure controls and procedures. There were no changes in our internal control over financial reporting during the nine months ended September 30, 2014.

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

PARADISE, INC.
A Florida Corporation

/s/ Melvin S. Gordon	Date:	November 14, 2014
Melvin S. Gordon
Chief Executive Officer and Chairman

/s/ Jack M. Laskowitz	Date:	November 14, 2014
Jack M. Laskowitz
Chief Financial Officer and Treasurer

