Form 10-K
period 2014-12-31
PARADISE INC
filed 2015-03-31
CIK 76149

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2014

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $9,335,762 (as of June 30, 2014, bid price $29.78)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2015

Common Stock,
$.30 Par Value	519,600 Shares

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

PARADISE, INC.

2014 FORM 10-K ANNUAL REPORT

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

In terms of candied fruit dollar sales, during 2014, approximately 20% were shipped to manufacturing bakers and other institutional users, with the balance being sold through supermarkets and other retail outlets for ultimate use in the home.

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

With the continuing acquisitions, mergers and other consolidations in the supermarket industry, there is increasing concentration of candied fruit buying activity. During 2014, the Company derived approximately 15.9% of its consolidated net sales from Wal-Mart Stores, Inc. This customer is not affiliated with Paradise, Inc. in any way, and has exclusive use of a Paradise-owned controlled brand. The loss of this customer would have a material adverse effect on operating earnings.

While there is no industry-wide data available, management estimates that the Company sold approximately 85% of all candied fruits and peels consumed in the U.S. during 2014. The Company knows of two major competitors; however, it estimates that neither of these has as large a share of the market as the Company’s.

The molded plastics industry is very large and diverse, and management has no reasonable estimate of its total size. Many products produced by the Company are materials for its own use in the packaging of candied fruits for sale at the retail level. Outside sales represent approximately 90% of the Company’s total plastics production at cost. During 2014, the Company derived approximately 19.5% of its consolidated net sales from Aqua Cal, Inc.

In the above business segments, it is the opinion of management that price, which is to include the cost of delivery, is the largest single competitive factor, followed by product quality and customer service.

I-3

Item 1.	Description of Business (Continued)

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

By local ordinance, it is required that all water effluent is metered, tested and discharged into a municipal industrial waste treatment plant. During 2014, costs for this discharge approximated $195,000, and management estimates that all expenses directly related to compliance with environmental regulations total well over $350,000 annually, which includes costs for permits, third party inspections and depreciation of installations.

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

I-4

Item 3.	Legal Proceedings

None

Item 4.	Mine Safety Disclosures

None

I-5

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters and Registrant Purchases of Equity Securities

On August 22, 1997, the Securities and Exchange Commission issued new listing requirements for companies listed on the NASDAQ Small Cap Market. The requirements became effective on February 23, 1998. As of December 2014, the Company had not met the listing criteria.

(a)	The following table shows the range of closing bid prices for the Company’s Common Stock in the over-the-counter market for the calendar quarters indicated. The quotations represent prices in the over-the-counter market between dealers in securities, do not include retail mark-up, mark-down, or commissions and do not necessarily represent actual transactions.

	BID PRICES
	High	Low

2014

First Quarter	33.49	27.00
Second Quarter	31.00	26.20
Third Quarter	31.00	26.22
Fourth Quarter	27.00	20.50

2013

First Quarter	22.92	19.55
Second Quarter	26.49	20.50
Third Quarter	26.25	21.00
Fourth Quarter	30.00	24.50

(b)	Approximate Number of Equity Security Holders

As of March 31, 2015, the approximate number of holders of record of each class of equity securities of the Registrant were:

NUMBER OF
TITLE OF CLASS	HOLDERS OF RECORD

Common Stock, $.30 Par Value	120

(c)	Dividend History and Policy

Dividends have been declared and paid annually when warranted by profitability. On March 12, 2015, the Board of Directors declared dividends of $.11 per share to stockholders of record on April 10, 2015. Dividends paid to stockholders for 2014 were $.11 and for 2013 were $.15.

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

Item 6.	Selected Financial Data – none

Item 7.	Management’s Discussion and Analysis or Plan of Operation

Summary

The following tables set forth for the periods indicated (i) percentages which certain items in the financial data bear to net sales of the Company and (ii) percentage increase (decrease) of such item as compared to the indicated prior period.

	Relationship to		Period to Period
	Total Revenue		Increase (Decrease)
	Year Ended December 31,		Years Ended

	2014	2013	2014-2013	2013-2012

NET SALES:
Candied Fruit	65.8%	65.3%	6.5%	(9.2)%
Molded Plastics	34.2	34.7	3.9	(0.3)

Total Sales	100.0	100.0	5.6	(6.3)

Cost of Sales	78.4	76.4	8.3	(4.9)
Selling, General and
Administrative Expenses	18.1	19.3	(0.8)	(0.4)
Amortization Expense	0.6	0.6	-	-
Interest Expense	-	-	(72.5)	(15.2)

Total Expenses	97.1	96.3	(6.4)	(4.0)

Income from Operations	2.9	3.7	(17.3)	(42.3)
Other Income, Net	0.2	1.5	(85.2)	505.5

Income Before Provision for Income Taxes	3.1	5.1	(36.9)	(21.9)
Provision for Income Taxes	1.1	1.9	(36.0)	(21.6)

Net Income	1.9%	3.3%	(37.4)%	(22.0)%

Item 7.	Management’s Discussion and Analysis or Plan of Operation (Continued)

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

Item 7.	Management’s Discussion and Analysis or Plan of Operation (Continued)

Accounts Receivable and Revenue Recognition

Management reviews subsequent collections on accounts receivable and writes off all year-end balances that are not deemed collectible by the time the consolidated financial statements are issued. Additionally, management has provided for estimated product returns by applying an allowance against Accounts Receivable for the invoiced price of the returns. A provision to recognize a related estimate of finished goods returns has been added to inventories. Management considers the remaining accounts receivable to be fully collectible; accordingly, no allowance for doubtful accounts has been established as of December 31, 2014 and 2013. If accounts become uncollectible, they will be charged to operations when that determination is made. The Company does not have a policy to charge interest on past due amounts. Accounts Receivable are considered past due based on invoice terms.

The Company recognizes revenue upon the shipment or delivery of goods, depending on the agreed upon terms with its customers.

Goodwill

Goodwill totaling $413,280 represents the excess purchase price over the fair value of the net assets acquired in the acquisition of Mastercraft Products Corporation. These costs are reviewed for impairment at least annually or more frequently upon the occurrence of an event or when circumstances indicate that goodwill may be impaired. During the years ended, December 31, 2014 and 2013, the Company determined that its goodwill was not impaired.

Identifiable Intangible Assets

Customer Base and Non-Compete Agreement

The customer base and non-compete agreement represents $1,258,000 of the fair value of these assets pursuant to the Company’s purchase during 2006 of an unrelated entity’s inventories, their customer list and a non-compete agreement for a period of ten years. The customer base and non-compete agreement are being amortized over ten years. Accumulated amortization at December 31, 2014 and 2013 totaled approximately $1,070,000 and $944,000, respectively.

Other Identifiable Intangible Assets

Identifiable intangible assets included in Other Assets consist of debt issuance costs.

Debt issuance costs at December 31, 2014 and 2013, net of accumulated amortization of approximately $27,000 and $9,000, respectively, amounted to approximately $9,000 and $27,000, respectively, and are amortized over the two year term of the agreement.

The Company’s identifiable intangible assets are reviewed for potential impairment whenever events or circumstances indicate that the carrying amounts may not be recoverable. During the years ended, December 31, 2014 and 2013, the Company determined that its identifiable intangible assets were not impaired.

Item 7.	Management’s Discussion and Analysis or Plan of Operation (Continued)

Impact of Recently Issued Accounting Pronouncements

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

2014 Compared to 2013

Results of Operations

Paradise, Inc. is the leading producer of glace’ fruit, a primary ingredient of fruit cakes sold to manufacturing bakers, institutional users and supermarkets for sale during the holiday seasons of Thanksgiving and Christmas. Paradise, Inc. consists of two business segments, fruit and plastics. Fruit segment net sales represented 65.8% of consolidated net sales during the current twelve month reporting period ending December 31, 2014. Fruit segment net sales for 2014 increased $1,006,910 or 6.5% to $16,581,479 from $15,574,569 for the similar reporting period of 2013. Two major factors were responsible for this increase in glace’ fruit sales. First, additional orders were received and shipped of glace’ fruit sold in bulk quantities to large manufacturing bakers during the past year. Bulk fruit sales which represented 29% of total glace’ fruit sales were $4,805,747 for 2014 compared to $4,380,343 for 2013, an increase of $425,404. Secondly, additional purchase orders for retail glace’ fruit products sold to national and regional supermarkets were also received and shipped as a coordinated effort between Paradise, Inc.’s in-house sales force and the Company’s outside food broker network produced an increase of $581,506 in retail glace’ fruit sales during 2014 compared to 2013.

Item 7.	Management’s Discussion and Analysis or Plan of Operation (Continued)

2014 Compared to 2013 (Continued)

Results of Operations (Continued)

Paradise Plastics, Inc., a wholly owned subsidiary of Paradise, Inc., represented 34.2% of consolidated net sales during 2014. Total plastics net sales increased 3.9% to $8,601,555 for the twelve months ending December 31, 2014 compared to $8,280,692 for the similar reporting period of December 31, 2013 as the recent trend for plastics products related to the housing market continued to offset a decline in sales of custom molding injection products. Paradise Plastics, Inc. is continuing to aggressively expand its plastics segment revenue, which includes sales to such diverse industries as medical supplies, food processing and aerospace. To assist in the effort, management made a financial and time commitment during the first half of 2014 to become ISO9001 compliant. The certification process which was completed in June of 2014, represents a series of standards, developed by the International Organization Standardization (ISO) for manufacturing companies and will be emphasized as we continue to seek new business opportunities going forward.

Consolidated cost of sales, as a percentage of net sales, increased 2.0% during the twelve months ending December 31, 2014 compared to the similar reporting period of 2013. Two factors contributing to this change are as follows. First, as mentioned above, Paradise, Inc.’s fruit segment experienced an increase in the sale of bulk glace’ fruit products. Historically, the profit margins from the sale of bulk fruit are less than what is realized from retail glace’ fruit sales. Secondly, the amount of raw fruit materials processed into finished glace’ inventory was approximately 800,000 pounds less during the Company’s production period, May – September, 2014, compared to the similar period of 2013. While variable expenses such as labor and utilities were favorably impacted by the decrease in production, expenses such as property insurance, depreciation and amortization of the Company’s property, plant and equipment which are relatively fixed, more than offset the positive effect of labor and utility expenses.

Selling, general and administrative expenses, decreased 0.7% for the twelve months ending December 31, 2014 compared to the similar reporting period of 2013. The main reason for this decrease was related to the reduction in travel expenses of the Company’s sales force as greater emphasis was placed on Paradise, Inc.’s network of outside food brokers. These brokers, located throughout the United States, can be at times a more cost effective approach to submitting marketing and promotional programs to Paradise, Inc.’s customers.

Item 7.	Management’s Discussion and Analysis or Plan of Operation (Continued)

2014 Compared to 2013 (Continued)

Results of Operations (Continued)

Paradise, Inc.’s interest expense on its revolving line of credit for the twelve months ended December 31, 2014 was $2,216 compared to $8,054 for December 31, 2013. Interest expense during 2014 is directly related to cash advances received from the Company’s primary lender’s revolving line of credit as the Company needs to procure sizable amounts of inventory months in advance of its holiday selling season. As of December 31, 2014, the Company’s revolving line of credit balance was $0, its letters of credit balance was approximately $113,000 and all debt and loan covenants required by its primary lender were in full compliance. Paradise, Inc.’s revolving line of credit has a maximum limit of $12,000,000 with a borrowing base of 80% of the Company’s eligible receivables plus the lesser of $6,000,000 or 50% of the Company’s eligible inventory from January through May of each year and 60% of eligible inventory from June to December of each year. This agreement is secured by all the assets of the Company and the agreement requires that certain conditions are met for the Company to continue borrowing, including debt service coverage and debt to equity ratios and other financial covenants including an agreement not to encumber a mortgage on the property without bank approval. Interest is payable monthly at the bank’s LIBOR rate plus 1.75%. Paradise, Inc.’s revolving line of credit is with a financial institution for a two year period maturing on June 23, 2015.

Other Significant Items

Other Income for the twelve months ended December 31, 2014 totaled $52,301 compared to $353,656 for the similar period for 2013. The reason for this decrease is related to the settlement of Paradise, Inc.’s claim filed with the Deepwater Horizon Economic and Property Program (the “Settlement Program”) arising out of damages suffered as a result of the Deepwater Horizon Incident. Upon review by the claims administrator of the Settlement Program and after a 30 day period in which BP Exploration & Production, Inc. could file a protest contesting this amount, a settlement check for $277,546 was awarded to Paradise, Inc. Funds were received on August 30, 2013 and this amount is reflected in Other Income on the Company’s Consolidated Statements of Income.

Accounts Receivable balance at December 31, 2014 was $3,046,669 compared to $2,369,321 at December 31, 2013. This represents an increase of $677,348 or 28.6%. The primary reason for this increase is attributable to timing as several large customers of glace’ retail fruit delayed their purchasing and subsequent receipt of product by as much as sixty days. Therefore, receipt of payment from these customers for product received transferred into the first quarter of 2015. As disclosed in Note 1 under significant accounting policies, management provides for estimated product returns by applying an allowance against Accounts Receivable for the invoice amount of the return. During 2014, the Company did experience a slight increase in returns from customers which resulted in the allowance for returns of $912,789 compared to $897,546 against the accounts receivable balance at December 31, 2013.

Item 7.	Management’s Discussion and Analysis or Plan of Operation (Continued)

2014 Compared to 2013 (Continued)

Other Significant Items (Continued)

Inventory at December 31, 2014, including the annual provision for estimated returns, totaled $7,484,909 compared to $8,837,798. This decrease represents $1,352,889 or a 15.3% reduction in ending inventory at December 31, 2014 compared to December 31, 2013. This decrease is directly related to the fact that Paradise, Inc. processed approximately 800,000 pounds less of raw fruit materials into higher priced finished glace’ fruit inventory for 2014 versus 2013.

The Company finances ongoing operations primarily with cash provided by our operating activities, which are seasonal in nature. The principal sources of liquidity are cash flows provided by operating activities, existing cash, and a line of credit facility. At December 31, 2014 and December 31, 2013, the Company had $7,788,010 and $5,916,366, respectively, in cash. Additionally, a revolving line of credit facility is available with a maximum limit of $12 million and a borrowing limit of 80% of the Company’s eligible receivables plus up to 50% of the Company’s eligible inventory. Up to $1,200,000 of the facility is available for issuance of import letters of credit. At December 31, 2014 and 2013, $112,879 and $0, respectively, was due for issued letters of credit under the facility and there were no outstanding advances at December 31, 2014 and 2013. Net cash provided by operating activities increased $1,424,156 for the twelve months ended December 31, 2014 as compared to December 31, 2013. The primary reasons for this increase are as follows: payments for the purchase of fruit segment inventory in 2014 were $1,363,484 less than 2013, income tax payments made during 2014 year were $604,483 less than 2013 and collections of accounts receivable decreased by $692,591 in 2014 as compared to 2013.

Summary

Paradise, Inc.’s consolidated net sales increased to $25,183,034 for 2014 compared to $23,855,261 for 2013. Net income after provision for income taxes was $489,566 or $0.94 earnings per share for 2014 compared to $781,960 or $1.50 earnings per share for 2013.

Item 7.	Management’s Discussion and Analysis or Plan of Operation (Continued)

2013 Compared to 2012

Results of Operations

Paradise, Inc. is the leading producer of glace’ fruit, a primary ingredient of fruit cakes sold to manufacturing bakers, institutional users and supermarkets for sale during the holiday seasons of Thanksgiving and Christmas. Paradise, Inc. consists of two business segments, fruit and plastics. Fruit segment net sales represented 65.3% of consolidated net sales during the current twelve month reporting period ending December 31, 2013. Fruit segment net sales for 2013 decreased 9.2% to $15,574,569 from $17,155,559 for the similar reporting period of 2012. A major reason for this decrease is the changing buying patterns of Paradise, Inc.’s retail customers who in the past would purchase glace’ fruit at their national or regional headquarters and are now directing the local store manager to decide how much product to carry and place on their store shelves. Paradise, Inc.’s sales managers along with support from its network of food brokers continues to work with local grocery managers to increase their awareness of glace’ fruit as a staple in their traditional holiday baking displays for Thanksgiving and Christmas.

Paradise Plastics, Inc., a wholly owned subsidiary of Paradise, Inc., represented 34.7% of consolidated net sales during 2013. Total plastics net sales decreased less than .3% to $8,280,692 for the twelve months ending December 31, 2013 compared to $8,304,752 for the similar reporting period of December 31, 2012 as increased demand for plastics products related to the housing market continued to offset a decline in sales of custom molding injection orders.

Consolidated cost of sales, as a percentage of net sales, decreased 4.9% during the twelve months ending December 31, 2013 compared to the similar reporting period of 2012. There are two reasons for this decrease. First, Paradise, Inc. received and processed approximately 2,800,000 less pounds of strawberries through its facilities during the first six months of 2013 compared to the similar period of 2012. Secondly, certain raw fruit material received from one of the Company’s suppliers, subject to specific size and quality requirements, before being processed and placed into inventory had a higher rejection rate than in the previous year. Thus, processing a smaller amount of raw fruit production over a relatively fixed level of factory overhead resulted in a decrease of cost of sales for 2013 compared to 2012.

Selling, general and administrative expenses, as a percentage of net sales, remained consistent with the prior years as increases in health care premiums were offset by savings related to professional fees during the twelve months ending December 31, 2013 compared to the similar reporting period of 2012. This increase is primarily related to the rising cost of the Company’s employee health insurance program. Management is working closely with its insurance consultant to ensure that as the Affordable Health Care Act is implemented, Paradise, Inc. will be in compliance with all applicable federal and state laws.

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

Item 7.	Management’s Discussion and Analysis or Plan of Operation (Continued)

2013 Compared to 2012 (Continued)

Results of Operations (Continued)

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

Item 7.	Management’s Discussion and Analysis or Plan of Operation (Continued)

2013 Compared to 2012 (Continued)

Summary

Paradise, Inc.’s consolidated net sales decreased to $23,855,261 for 2013 compared to $25,460,311 for 2012. Net income after provision for income taxes was $781,960 or $1.50 earnings per share for 2013 compared to $1,002,932 or $1.93 earnings per share for 2012.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

Paradise, Inc.

We have audited the accompanying consolidated balance sheets of Paradise, Inc., and subsidiaries (“the Company”) as of December 31, 2014 and 2013 and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the years in the two year period ended December 31, 2014. Paradise, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Paradise, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

  /s/ Warren Averett, LLC

Tampa, Florida

March 31, 2015

PARADISE, INC.

AND SUBSIDIARIES

Consolidated Balance Sheets

ASSETS

	DECEMBER 31,
	2014	2013

CURRENT ASSETS:
Cash	$7,788,010	$5,916,366
Accounts Receivable, Net of Allowance for Doubtful Accounts of $ -0- and Allowance for Returns of $912,789 (2014) and $897,546 (2013)	3,046,669	2,369,321
Inventories	7,484,909	8,837,798
Income Tax Receivable	78,277	279,219
Prepaid Expenses and Other Current Assets	306,951	304,812
Deferred Income Tax Asset	277,291	330,198

Total Current Assets	18,982,107	18,037,714

PROPERTY, PLANT AND EQUIPMENT:
Net of Accumulated Depreciation of $17,880,096 (2014) and $17,410,823 (2013)	3,473,829	3,816,928

GOODWILL	413,280	413,280

CUSTOMER BASE AND NON-COMPETE AGREEMENT	187,977	313,862

OTHER ASSETS	451,373	283,979

TOTAL ASSETS	$23,508,566	$22,865,763

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements

LIABILITIES AND STOCKHOLDERS’ EQUITY

	DECEMBER 31,
	2014	2013

CURRENT LIABILITIES:
Short-Term Debt	$112,879	$-
Accounts Payable	603,342	308,319
Accrued Expenses	819,458	923,540

Total Current Liabilities	1,535,679	1,231,859

DEFERRED INCOME TAX LIABILITY	203,667	297,094

Total Liabilities	1,739,346	1,528,953

STOCKHOLDERS’ EQUITY:
Common Stock, $.30 Par Value, 2,000,000 Shares Authorized, 583,094 Shares Issued and 519,600 Shares Outstanding	174,928	174,928
Capital in Excess of Par Value	1,288,793	1,288,793
Retained Earnings	20,578,718	20,146,308

	22,042,439	21,610,029

Less: Common Stock in Treasury, at Cost, 63,494 Shares	273,219	273,219

Total Stockholders’ Equity	21,769,220	21,336,810

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$23,508,566	$22,865,763

PARADISE, INC.

AND SUBSIDIARIES

Consolidated Statements of Income

	FOR THE YEARS ENDED
	DECEMBER 31,
	2014	2013

NET SALES	$25,183,034	$23,855,261

COSTS AND EXPENSES:
Cost of Goods Sold	19,750,152	18,231,584
Selling, General and Administrative Expenses	4,565,688	4,600,293
Amortization Expense	143,885	143,885
Interest Expense	2,216	8,054

Total Costs and Expenses	24,461,941	22,983,816

INCOME FROM OPERATIONS	721,093	871,445

OTHER INCOME – NET	52,301	353,656

INCOME BEFORE PROVISION FOR INCOME TAXES	773,394	1,225,101

PROVISION FOR INCOME TAXES	283,828	443,141

NET INCOME	$489,566	$781,960

EARNINGS PER SHARE:

Basic	$0.94	$1.50

Diluted	$0.94	$1.50

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements

PARADISE, INC.

AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2014 and 2013

		CAPITAL IN
	COMMON	EXCESS OF	RETAINED	TREASURY
	STOCK	PAR VALUE	EARNINGS	STOCK	TOTAL

Balance, December 31, 2012	$174,928	$1,288,793	$19,442,288	$(273,219)	$20,632,790

Cash Dividends Declared, $.15 per Share			(77,940)		(77,940)

Net Income			781,960		781,960

Balance, December 31, 2013	174,928	1,288,793	20,146,308	(273,219)	21,336,810

Cash Dividends Declared, $.11 per Share			(57,156)		(57,156)

Net Income			489,566		489,566

Balance, December 31, 2014	$174,928	$1,288,793	$20,578,718	$(273,219)	$21,769,220

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements

PARADISE, INC.

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	FOR THE YEARS ENDED
	DECEMBER 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$489,566	$781,960
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Sales Returns	15,243	(665,010)
Provision for Estimated Inventory Returns	(10,595)	487,879
Provision for Deferred Income Taxes	(40,520)	(152,917)
Depreciation and Amortization	623,502	603,977
Decrease (Increase) in:
Accounts Receivable	(692,591)	188,849
Inventories	1,363,484	(469,298)
Prepaid Expenses and Other Current Assets	(2,139)	(8,084)
Income Tax Receivable	200,942	(53,425)
Other Assets	(213,784)	23,366
Increase (Decrease) in:
Accounts Payable	295,521	(66,748)
Accrued Expenses	(104,082)	(170,158)

Net Cash Provided by Operating Activities	1,924,547	500,391

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Property, Plant and Equipment	(137,020)	(330,896)
Change in Cash Surrender Value of Life Insurance	28,394	(43,410)

Net Cash Used in Investing Activities	(108,626)	(374,306)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Proceeds from (Payments on) Short-Term Debt	112,879	(515,866)
Dividends Paid	(57,156)	(77,940)

Net Cash Provided by (Used in) Financing Activities	55,723	(593,806)

PARADISE, INC.

AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)

	FOR THE YEARS ENDED
	DECEMBER 31,
	2014	2013

NET CHANGE IN CASH	1,871,644	(467,721)

CASH, at Beginning of Year	5,916,366	6,384,087

CASH, at End of Year	$7,788,010	$5,916,366

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash Paid During the Year for:

Interest	$2,216	$8,054

Income Taxes	$45,000	$649,483

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements

PARADISE, INC.

AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

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

PARADISE, INC.

AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

NOTE 1:	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Management considers the remaining accounts receivable to be fully collectible; accordingly, no allowance for doubtful accounts has been established as of December 31, 2014 and 2013. If accounts become uncollectible, they will be charged to operations when that determination is made. The Company does not have a policy to charge interest on past due amounts. Accounts Receivable are considered past due based on invoice terms.

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

PARADISE, INC.

AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

NOTE 1:	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Goodwill

Goodwill totaling $413,280 represents the excess purchase price over the fair value of the net assets acquired in the acquisition of Mastercraft Products Corporation. These costs are reviewed for impairment at least annually or more frequently upon the occurrence of an event or when circumstances indicate that goodwill may be impaired. During the years ended, December 31, 2014 and 2013, the Company determined that its goodwill was not impaired.

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

Other Identifiable Intangible Assets

Identifiable intangible assets included in Other Assets consist of debt issuance costs.

Gross debt issuance costs, amounted to approximately $36,000 as of December 31, 2014 and 2013, and are amortized over the two year term of the agreement.

The Company’s identifiable intangible assets are reviewed for potential impairment whenever events or circumstances indicate that the carrying amounts may not be recoverable. During the years ended, December 31, 2014 and 2013, the Company determined that its identifiable intangible assets were not impaired.

Amortization expense of intangible assets subject to amortization for the years ended December 31, 2014 and 2013 was $143,885.

PARADISE, INC.

AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

NOTE 1:	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Identifiable Intangible Assets (Continued)

Accumulated amortization as of December 31, 2014 and 2013 totaled $1,097,023 and $953,138, respectively.

Future amortization expense is anticipated to be as follows:

2015	$134,885
2016	$62,092

Selling Expenses

The Company considers freight delivery costs to be selling expenses and has included $668,862 (2014) and $586,578 (2013) in selling, general and administrative expenses in the accompanying statements of income.

Advertising Expenses

The Company expenses advertising costs in the year they are incurred. Advertising expenses totaled $7,029 (2014) and $32,648 (2013) and are included in selling, general and administrative expenses in the accompanying statements of income.

PARADISE, INC.

AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

NOTE 1:	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Employee Benefit Plan

The Company has a 401(k) retirement plan for all eligible employees. Eligibility requirements for employees are based on completing 1,000 hours of service by the end of the first twelve months of consecutive employment and being at least 21 years old. Employee contributions are voluntary and subject to Internal Revenue Service limitations. The Company provides a matching contribution subject to annual review of the Company’s financial performance. For the years ended December 31, 2014 and 2013, the Company incurred $49,231 and $36,757, respectively, in 401(k) expense.

Earnings Per Share

Basic and diluted earnings per common share are based on the weighted average number of shares outstanding and assumed to be outstanding of 519,600 shares at December 31, 2014 and 2013. There are no dilutive securities outstanding at December 31, 2014 and 2013.

Reclassifications

Certain minor reclassifications have been made to the 2013 consolidated financial statements in order to conform to the classifications used in 2014.

Impact of Recently Issued Accounting Pronouncements

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

DECEMBER 31, 2014 AND 2013

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

NOTE 2:	INVENTORIES

	2014	2013

Supplies	$168,275	$164,962
Raw Materials	1,923,235	1,806,727
Work in Progress	987,614	993,061
Finished Goods	4,405,785	5,873,048

Total	$7,484,909	$8,837,798

Included in Finished Goods inventory are estimated returns related to the Provision for Sales Returns totaling $688,821 (2014) and $678,226 (2013).

Substantially all inventories are pledged as collateral for certain short-term obligations.

NOTE 3:	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	2014	2013

Land and Improvements	$656,040	$656,040
Buildings and Improvements	7,095,184	7,048,114
Machinery and Equipment	13,602,701	13,523,597

Total	21,353,925	21,227,751
Less: Accumulated Depreciation	17,880,096	17,410,823

NET	$3,473,829	$3,816,928

PARADISE, INC.

AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

NOTE 3:	PROPERTY, PLANT AND EQUIPMENT (CONTINUED)

All of the real property, machinery and equipment are pledged as collateral for the Company’s short-term debt obligations.

Depreciation expense for the years ended December 31, 2014 and 2013 was $479,617 and $460,092, respectively.

NOTE 4:	SHORT-TERM DEBT

	2014	2013

Letters of credit and other short-term debt under a revolving line of credit with a bank.	$112,879	$-

TOTAL	$112,879	$-

The Company has a revolving loan agreement with a financial institution with a maximum limit of $12,000,000 and a borrowing limit of 80% of the Company’s eligible receivables plus the lessor of $6,000,000 or 50% of the Company’s eligible inventory from January through May of each year and 60% of eligible inventory from June to December of each year. This agreement is secured by all of the assets of the Company and matures on June 23, 2015. Interest is payable monthly at the bank’s LIBOR rate plus 1.75%. (1.9% at December 31, 2014).

This agreement requires that certain conditions are met for the Company to continue borrowing, including debt service coverage and debt to equity ratios and other financial covenants including an agreement not to encumber a mortgage on the property and improvement without bank approval. The Company was in compliance with these covenants at December 31, 2014 and 2013.

NOTE 5:	OPERATING LEASES

The Company leases certain automobiles and office equipment under operating leases ranging in length from thirty-six to sixty months. Lease payments charged to operations amounted to $85,148 (2014) and $87,070 (2013), respectively.

PARADISE, INC.

AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

NOTE 5:	OPERATING LEASES (CONTINUED)

At December 31, 2014, future minimum payments required under leases with terms greater than one year are as follows:

Years Ending	Operating
December 31,	Leases

2015	$61,524
2016	35,574
2017	3,695

Total Minimum Lease Payments	$100,793

NOTE 6:	ACCRUED EXPENSES

Accrued Expenses consisted of the following:

	2014	2013

Accrued Payroll and Bonuses	$219,719	$486,399
Accrued Brokerage Payable	294,739	197,443
Other Accrued Expenses	15,539	24,126
Coupon Reimbursement	70,795	59,179
Accrued Credit Due to Customers	132,329	132,892
Accrued Insurance Payable	7,931	23,501
Income Taxes Payable	78,406	-

Total	$819,458	$923,540

PARADISE, INC.

AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

NOTE 7:	PROVISION FOR FEDERAL AND STATE INCOME TAXES

The provisions for income taxes are comprised of the following amounts:

	2014	2013

Current:
Federal	$276,941	$534,180
State	47,407	61,878

	324,348	596,058

Deferred:
Federal	(36,611)	(138,166)
State	(3,909)	(14,751)

	(40,520)	(152,917)

Total Provision for Income Taxes	$283,828	$443,141

A reconciliation of the differences between the tax provisions attributable to income from continuing operations and the tax provision at statutory Federal income tax rate follows:

	2014	2013

Income Taxes Computed at Statutory Rate	$262,954	$416,534
State Income Tax,
Net of Federal Income Tax Benefit	28,074	44,489
Other, Net	(7,200)	(17,882)

Provision for Income Taxes	$283,828	$443,141

PARADISE, INC.

AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

NOTE 7:	PROVISION FOR FEDERAL AND STATE INCOME TAXES (CONTINUED)

The Company recognizes deferred tax assets and liabilities for future tax consequences of events that have been previously recognized in the Company’s consolidated financial statements or tax returns. The measurement of deferred tax assets and liabilities is based on provisions of the enacted tax law; the effects of future changes in tax laws or rates are not anticipated.

Significant components of the Company’s deferred tax assets and liabilities at December 31, 2014 and 2013 were:

	2014	2013

Deferred Tax Assets resulting from:
Inventory Valuation	$193,012	$247,668
Allowance for Sales Returns and Related Provision for Return of Finished Goods	84,279	82,530

Total Deferred Tax Assets	277,291	330,198

Deferred Tax Liabilities resulting from:
Tax over Book Depreciation	(203,667)	(297,094)

Net Deferred Tax Asset	$73,624	$33,104

The Net Deferred Tax Asset is reflected in the Balance Sheet under these captions:
Current Deferred Income Tax Asset	$277,291	$330,198
Long-Term Deferred Income Tax Liability	(203,667)	(297,094)

	$73,624	$33,104

PARADISE, INC.

AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

NOTE 7:	PROVISION FOR FEDERAL AND STATE INCOME TAXES (CONTINUED)

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

Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the determination of the ultimate tax effects is uncertain. We record our tax provision based on current and future income taxes that will be due. In the determination of our provision, we have taken certain tax positions in the consideration of the effects of income and expenses that have been recognized and included in the accompanying consolidated financial statements that may or may not be recognized in the determination of current or future income taxes. We record a liability for these unrecognized tax benefits when we believe that certain positions might be challenged despite our belief that our tax return positions are fully supportable. We review our liability for unrecognized tax benefits quarterly and adjust it in light of changing facts and circumstances, such as the outcome of tax audit. We are subject to income tax audits by the Internal Revenue Service and the State of Florida for the years 2011 – 2013.

As of December 31, 2014 and 2013, we do not expect that any of the tax positions taken by the Company for the tax periods open to audit, if challenged, would result in a significant tax liability.

PARADISE, INC.

AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

NOTE 8:	BUSINESS SEGMENT DATA

The Company’s operations are conducted through two business segments. These segments, and the primary operations of each, are as follows:

BUSINESS SEGMENT	OPERATION

Candied Fruit	Production of candied fruit, a basic fruitcake ingredient, sold to manufacturing bakers, institutional users, and retailers for use in home baking. Also, based on market conditions, the processing of frozen strawberry products, for sale to commercial and institutional users such as preservers, dairies, drink manufacturers, etc.

Molded Plastics	Production of plastics containers and other molded plastics for sale to various food processors and others.

	YEAR ENDED	YEAR ENDED
	2014	2013

NET SALES IN EACH SEGMENT

Candied Fruit:
Sales to Unaffiliated Customers	$16,581,479	$15,574,569

Molded Plastics:
Sales to Unaffiliated Customers	8,601,555	8,280,692

Net Sales	$25,183,034	$23,855,261

PARADISE, INC.

AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

NOTE 8:	BUSINESS SEGMENT DATA (CONTINUED)

	YEAR ENDED	YEAR ENDED
	2014	2013

THE OPERATING PROFIT OF EACH SEGMENT IS LISTED BELOW

Candied Fruit	$3,150,602	$3,367,445
Molded Plastics	2,138,395	2,112,347

Operating Profit of Segments	5,288,997	5,479,792

General Corporate Expenses, Net	(4,468,045)	(4,544,937)
General Corporate Depreciation and Amortization Expense	(97,643)	(55,356)
Interest Expense	(2,216)	(8,054)
Other Income	52,301	353,656

Income Before Provision for Income Taxes	$773,394	$1,225,101

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

	YEAR ENDED	YEAR ENDED
	2014	2013

Identifiable Assets of Each Segment are Listed Below:

Candied Fruit	$9,289,619	$10,303,650
Molded Plastics	4,719,576	4,615,521

Identifiable Assets	13,922,189	14,919,171
General Corporate Assets	9,499,371	7,946,592

Total Assets	$23,508,566	$22,865,763

PARADISE, INC.

AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

NOTE 8:	BUSINESS SEGMENT DATA (CONTINUED)

Included in Identifiable Assets of the Molded Plastics Segment is goodwill totaling $413,280 at both December 31, 2014 and 2013.

Identifiable assets by segment are those assets that are principally used in the operations of each segment. General corporate assets are principally cash, land and buildings.

	YEAR ENDED	YEAR ENDED
	2014	2013

Depreciation and Amortization Expense of Each Segment are Listed Below:

Candied Fruit	$370,970	$374,382
Molded Plastics	154,959	174,239

Segment Depreciation and Amortization Expense	525,859	548,621
General Corporate Depreciation and Amortization Expense	97,643	55,356

Total Depreciation and Amortization Expense	$623,502	$603,977

	YEAR ENDED	YEAR ENDED
	2014	2013

Capital Expenditures of Each Segment are Listed Below:

Candied Fruit	$59,630	$62,840
Molded Plastics	77,390	193,924

Segment Capital Expenditures	137,020	256,764
General Corporate Capital Expenditures	-	74,132

Total Capital Expenditures	$137,020	$330,896

The Company conducts operations only within the United States. Foreign sales are insignificant; primarily all sales are to domestic companies.

PARADISE, INC.

AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

NOTE 9:	MAJOR CUSTOMERS

During 2014, the Company derived approximately 15.9% and 19.5% of its consolidated revenues from Wal-Mart Stores, Inc. and Aqua Cal, Inc., respectively. During 2013, the Company derived approximately 12.9% and 19.7% of its consolidated revenue from Wal-Mart Stores, Inc. and Aqua Cal, Inc., respectively. As of December 31, 2014 and 2013, Wal-Mart Stores, Inc.’s accounts receivable balance represented 80.9% and 79.4% of total accounts receivable before allowance for returns, respectively, and Aqua Cal, Inc.’s accounts receivable balance represented 15.5% and 19.4% of total accounts receivable at December 31, 2014 and 2013, respectively.

NOTE 10:	MAJOR VENDORS

During 2014 and 2013, the Company purchased 28% and 11% of its inventory from two and one suppliers, respectively. As of December 31, 2014 and 2013, the Company did not have any amounts owed to these suppliers.

NOTE 11:	CONCENTRATION OF CREDIT RISK

Cash is maintained at a major financial institution and, at times, balances may exceed federally insured limits. The Company’s deposits in excess of federally insured limits at December 31, 2014 and 2013 were approximately $7,615,000 and $5,763,000, respectively.

NOTE 12:	OTHER INCOME

During 2012, Paradise, Inc. filed a claim with the Deepwater Horizon Economic and Property Program (the “Settlement Program”) arising out of damages suffered as a result of the Deepwater Horizon Incident. Upon review by the claims administrator of the Settlement Program and after a 30 day period in which BP Exploration & Production, Inc. could file a protest contesting this amount, a settlement check for $277,546 was awarded to Paradise, Inc. Funds were received on August 30, 2013 and this amount is reflected in Other Income on the Company’s 2013 Consolidated Statements of Income.

NOTE 13:	SUBSEQUENT EVENT

On March 12, 2015, Paradise, Inc. declared a regular dividend of $.11 per share to stockholders of record at April 10, 2015.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of our year ended December 31, 2014 pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of our year ended December 31, 2014, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the year ended December 31, 2014 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Our management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. Management’s evaluation was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Our internal control over financial reporting includes those policies and procedures that:

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

Because of its inherent limitations, internal control over financial reporting determined to be effective can provide only reasonable assurance with respect to financial statement preparation and may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of our year ended December 31, 2014, our internal control over financial reporting was effective.

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

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors of the Registrant

Melvin S. Gordon –	CEO, Chairman and Director of the Registrant, 81 years old.
Term of office will expire at next stockholders’ meeting.
Officer with Registrant past 50 years.

Eugene L. Weiner –	Vice-President of the Registrant, 83 years old.
Term of office will expire at next stockholders’ meeting.
Officer with Registrant past 49 years.

Randy S. Gordon –	President of the Registrant, 59 years old.
Term of office will expire at next stockholders’ meeting.
Employee or officer of Registrant past 36 years.

Tracy W. Schulis –	Senior Vice-President and Secretary of the Registrant,
57 years old. Term of office will expire at next stockholders’
meeting. Employee or officer of Registrant past 35 years.

Mark H. Gordon –	Executive Vice-President of the Registrant, 52 years old.
Term of office will expire at next stockholders’ meeting.
Employee or Officer of Registrant past 29 years.

Executive Officers of the Registrant

Melvin S. Gordon –	CEO, Chairman and Director, 81 years old.
Term of office will expire at next annual directors’ meeting.
Officer with Registrant past 50 years.

Eugene L. Weiner –	Vice-President, 83 years old.
Term of office will expire at next annual directors’ meeting.
Officer with Registrant past 49 years.

Randy S. Gordon –	President, 59 years old.
Term of office will expire at next annual directors’ meeting.
Employee or officer of Registrant past 36 years.

Tracy W. Schulis –	Senior Vice-President and Secretary, 57 years old.
Term of office will expire at next annual directors’ meeting.
Employee or officer of Registrant past 35 years.

Mark H. Gordon –	Executive Vice-President, 52 years old.
Term of office will expire at next annual directors’ meeting.
Employee or Officer of Registrant past 29 years.

Jack M. Laskowitz –	CFO and Treasurer, 58 years old.
Term of office will expire at next annual directors’ meeting.
Employee or officer with Registrant past 14 years.

III-1

Item 10.	Directors, Executive Officers and Corporate Governance (Continued)

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

III-2

Item 11.	Executive Compensation

(a) and (b)	The following summary compensation table sets forth all remuneration paid or accrued by the Company and its subsidiaries for the years ended December 31, 2014 and 2013 to its Chief Executive Officer and the four other highest paid executive officers whose total remuneration exceeded $100,000.

	COMPENSATION
				ALL OTHER
NAME AND PRINCIPAL				COMPENSATION
POSITION	YEAR	SALARY	BONUS	(1 and 2)

Melvin S. Gordon,
Chief Exec. Officer	2014	$318,968	$42,217	$5,574
	2013	318,968	70,236	5,151

Randy S. Gordon,
President	2014	202,070	41,037	29,884
	2013	202,070	65,481	29,330

Tracy W. Schulis,
Senior Vice-President and Secretary	2014	202,070	45,041	44,756
	2013	202,070	70,657	44,237

Mark H. Gordon,
Executive Vice-President	2014	202,070	37,677	17,668
	2013	202,070	61,137	16,973

Jack M. Laskowitz,
Chief Financial Officer	2014	112,121	18,763	14,190
	2013	112,121	30,343	13,871

NOTES TO THE ABOVE TABLE

1.	Includes personal use of Company automobiles and PS-58 costs.

2.	All Other Compensation includes life insurance premiums paid on behalf of the officers in accordance with the Company’s 162 bonus plan along with matching contributions provided for by the Company’s 401(k) Retirement Savings Plan.

III-3

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)	The following table sets forth as of December 31, 2014, information concerning the beneficial ownership of the common stock of the Company by the persons who own, are known by the company to own, or who the Company has been advised have filed with the S.E.C. declarations of beneficial ownership, of more than 5% of the outstanding common stock.

		AMOUNT & NATURE
NAME AND ADDRESS OF	TITLE OF	OF BENEFICIAL		PERCENT
BENEFICIAL OWNER	CLASS	OWNERSHIP (1)		OF CLASS

Melvin S. Gordon	Common
2611 Bayshore Blvd.
Tampa, Florida		192,742	(1)	37.1%

TOTAL		192,742		37.1%

(1)	Includes 141,760 shares owned by the Helen A. Weaner Family Partnership, Ltd., Mr. Melvin S. Gordon, sole trustee.

(b)	Beneficial ownership of common stock held by all directors and officers of the Company as a group:

		AMOUNT & NATURE
	TITLE OF	OF BENEFICIAL		PERCENT
	CLASS	OWNERSHIP (1)		OF CLASS

Directors and Officers as a Group	Common	206,109		39.7%

Melvin S. Gordon	Common	192,742	(2)	37.1%

Eugene L. Weiner	Common	307		0

Randy S. Gordon	Common	7,400		1.4

Tracy W. Schulis	Common	2,060		0.4

Mark H. Gordon	Common	3,600		0.7

(1)	The nature of the beneficial ownership for all shares is sole voting and investment power.

(2)	Includes 141,760 shares owned by the Helen A. Weaner Family Partnership, Ltd., Mr. Melvin S. Gordon, sole trustee.

(c)	The Company knows of no contractual arrangements which may at a subsequent date result in a change in control of the Company.

III-4

Item 13.	Certain Relationships, Related Transactions and Director Independence

None

Item 14.	Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed for professional services rendered by Warren Averett, LLC for the audits of the Company’s annual consolidated financial statements and review of consolidated financial statements included in the Company’s Forms 10-Q for fiscal years 2014 and 2013 were $134,597 and $151,448, respectively. At the time of this filing, not all audit fees had been billed for the 2014 fiscal year.

All Other Fees

There were no other fees billed by Warren Averett, LLC for other products and services provided during the years ended December 31, 2014 and 2013.

The Company has not formally designated an audit committee and as a result, the entire board of directors performs the duties of an audit committee. It’s the Board’s policy to pre-approve all services provided by our auditors.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Exhibit (3) – Articles of Incorporation and By-Laws (Incorporated by reference from Exhibits to Paradise, Inc.’s Annual Report on Form 10-KSB for the year ended December 31, 1993, filed on March 31, 1994)

Exhibit (11) – Statement Re: Computation of Per Share Earnings (Incorporated by reference from Exhibits to page II-10 of this Form 10-K)

Exhibit (31.1) – Certification of Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith)

Exhibit (31.2) – Certification of Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith)

Exhibit (32.1) – Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (filed herewith)

Exhibit (32.2) – Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith)

101.INS             XBRL Instance Document (filed herewith).

101.SCH            XBRL Taxonomy Schema (filed herewith).

101.CAL            XBRL Taxonomy Extension Calculation Linkbase (filed herewith).

101.DEF             XBRL Taxonomy Extension Definition Linkbase (filed herewith).

101.LAB            XBRL Taxonomy Extension Label Linkbase (filed herewith).

101.PRE             XBRL Taxonomy Extension Presentation Linkbase (filed herewith).

III-5

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 31, 2015	PARADISE, INC.
Date
/s/ Melvin S. Gordon
Melvin S. Gordon
CEO, Chairman and Director

In accordance with the Exchange Act this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

/s/ Melvin S. Gordon	CEO, Chairman	March 31, 2015
Melvin S. Gordon	and Director	Date

/s/ Eugene L. Weiner	Vice-President	March 31, 2015
Eugene L. Weiner	and Director	Date

/s/ Randy S. Gordon	President and Director	March 31, 2015
Randy S. Gordon		Date

/s/ Tracy W. Schulis	Senior Vice-President,	March 31, 2015
Tracy W. Schulis	Secretary and Director	Date

/s/ Mark H. Gordon	Executive Vice-President	March 31, 2015
Mark H. Gordon	and Director	Date

/s/ Jack M. Laskowitz	CFO and Treasurer	March 31, 2015
Jack M. Laskowitz		Date

III-6