Form 10-Q
period 2015-03-31
PARADISE INC
filed 2015-05-14
CIK 76149

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Act of 1934.

For the quarterly period ended March 31, 2015

or

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

The number of shares outstanding of each of the issuer’s classes of common stock as of May 14, 2015 was 519,600 shares.

PARADISE, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

INDEX

		PAGE
PART I.	FINANCIAL INFORMATION

	ITEM 1.

	CONSOLIDATED BALANCE SHEETS:

	Assets

	As of March 31, 2015 (Unaudited), December 31, 2014 and March 31, 2014 (Unaudited)	2

	Liabilities and Stockholders’ Equity

	As of March 31, 2015 (Unaudited), December 31, 2014 and March 31, 2014 (Unaudited)	3

	CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED):

	For the three-month periods ended March 31, 2015 and 2014	4

	CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED):

	For the three-month periods ended March 31, 2015 and 2014	5

	NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)	6 – 8

	ITEM 2.

	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	9 – 12

	ITEM 3.

	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK – N/A	12

	ITEM 4.

	CONTROLS AND PROCEDURES	12

PART II.	OTHER INFORMATION

	ITEMS 1 – 6.	13

SIGNATURES		14

PARADISE, INC.	COMMISSION FILE NO. 0-3026

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

PARADISE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	AS OF MARCH 31, 2015 (UNAUDITED)	AS OF DECEMBER 31, 2014	AS OF MARCH 31, 2014 (UNAUDITED
ASSETS

CURRENT ASSETS:

Cash	$6,236,530	$7,788,010	$5,422,923

Accounts Receivable,
Less, Allowances of $0 (03/31/15) $912,789 (12/31/14) and $0 (03/31/14)	1,883,449	3,046,669	1,467,021
Inventories:
Raw Materials and Supplies	3,419,212	2,146,872	3,939,450
Work in Process	55,877	987,614	8,171
Finished Goods	5,553,245	4,350,423	6,650,341
Income Tax Receivable	390,931	78,277	387,129
Deferred Income Tax Asset	277,291	277,291	330,198
Prepaid Expenses and Other Current Assets	169,431	306,951	225,966

Total Current Assets	17,985,966	18,982,107	18,431,199

Property, Plant and Equipment, Less, Accumulated Depreciation of $17,983,131 (03/31/15), $17,880,096 (12/31/14) and $17,525,130 (03/31/14)	3,815,270	3,473,829	3,725,073
Goodwill	413,280	413,280	413,280
Customer Base and Non-Compete Agreement	156,506	187,977	282,391
Other Assets	371,090	451,373	291,384

TOTAL ASSETS	$22,742,112	$23,508,566	$23,143,327

See Accompanying Notes to these Consolidated Financial Statements (Unaudited)

	AS OF	AS OF	AS OF
	MARCH 31, 2015	DECEMBER 31,	MARCH 31, 2014
	(UNAUDITED)	2014	(UNAUDITED)

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Short Term Debt	$212,724	$112,879	$359,545
Accounts Payable	795,123	603,342	1,059,420
Accrued Expenses	250,024	819,458	309,487

Total Current Liabilities	1,257,871	1,535,679	1,728,452

DEFERRED INCOME TAX LIABILITY	203,667	203,667	297,094

Total Liabilities	1,461,538	1,739,346	2,025,546

STOCKHOLDERS’ EQUITY:
Common Stock: $0.30 Par Value, 2,000,000 Shares Authorized,583,094 Shares Issued,519,600 Shares Outstanding	174,928	174,928	174,928
Capital in Excess of Par Value	1,288,793	1,288,793	1,288,793
Retained Earnings	20,090,072	20,578,718	19,927,279
Treasury Stock, at Cost, 63,494 Shares	(273,219)	(273,219)	(273,219)

Total Stockholders’ Equity	21,280,574	21,769,220	21,117,781

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$22,742,112	$23,508,566	$23,143,327

See Accompanying Notes to these Consolidated Financial Statements (Unaudited)

PARADISE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	FOR THE THREE MONTHS ENDED
	MARCH 31,
	2015	2014

Net Sales	$2,691,757	$3,063,072

Costs and Expenses:
Cost of Goods Sold	2,460,173	2,477,260
Selling, General and Administrative Expense	933,060	859,876
Amortization Expense	35,971	35,971

Total Costs and Expenses	3,429,204	3,373,107

Loss from Operations	(737,447)	(310,035)

Other Income	18,313	40,262

Loss Before Income Taxes	(719,134)	(269,773)

Income Tax Benefit	287,654	107,910

Net Loss	$(431,480)	$(161,863)

Loss per Common Share (Basic and Diluted)	$(0.83)	$(0.31)

Dividend per Common Share	$0.11	$0.11

See Accompanying Notes to these Consolidated Financial Statements (Unaudited)

PARADISE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	FOR THE THREE MONTHS ENDED
	MARCH 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(431,480)	$(161,863)
Adjustments to Reconcile Net Loss to Net Cash
Used in Operating Activities:
Depreciation and Amortization	139,006	150,277
Decrease (Increase) in:
Accounts Receivable	1,163,220	902,300
Inventories	(1,543,425)	(1,760,164)
Prepaid Expenses and Other Current Assets	137,520	78,846
Income Tax Receivable	(312,654)	(107,910)
Other Assets	75,783	(11,907)
Increase (Decrease) in:
Accounts Payable	191,771	751,093
Accrued Liabilities	(626,590)	(671,209)

Net Cash Used in Operating Activities	(1,206,849)	(830,537)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Property and Equipment	(444,476)	(22,451)

Net Cash Used in Investing Activities	(444,476)	(22,451)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Proceeds from Short Term Debt	99,845	359,545

Net Cash Provided by Financing Activities	99,845	359,545

NET DECREASE IN CASH	(1,551,480)	(493,443)

CASH, AT BEGINNING OF PERIOD	7,788,010	5,916,366

CASH, AT END OF PERIOD	$6,236,530	$5,422,923

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
Income Tax	$25,000	$-

Noncash financing activity:
Dividends Declared	$57,156	$57,156

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

The information furnished herein reflects only the adjustments and accruals of a normal recurring nature management believes is necessary to fairly state the operating results for the respective periods. The notes to the unaudited consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company’s Form 10-K for the year ended December 31, 2014. The Company’s management believes that the disclosures are sufficient for interim financial reporting purposes.

Consumer demand for glace’ fruit product is traditionally strongest during the Thanksgiving and Christmas season. Almost 80% of glace’ fruit product sales are recorded during an eight to ten week period beginning in mid September. Therefore, the operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the current year.

Certain minor reclassifications have been made to the consolidated unaudited financial statements for the quarter ended March 31, 2014 to conform to the classifications used for the quarter ended March 31, 2015.

NOTE 2	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). The guidance in this update supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout Industry topics of the Codification. Additionally, this Update supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition - Construction-Type and Production-Type Contracts. In addition, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer (for example, assets within the scope of Topic 360, Property, Plant, and Equipment, and intangible assets within the scope of Topic 350, Intangibles-Goodwill and Other) are amended to be consistent with the guidance on recognition and measurement (including the constraint on revenue) in this Update. Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. On April 1, 2015, the FASB voted for a one-year deferral of the effective date of the new revenue recognition standard, ASU No. 2014-09. If these proposed changes are finalized, this standard would require public entities to apply the amendments in ASU No. 2014-09 for annual reporting beginning after December 15, 2017. Early adoption would be permitted as of the original effective date in ASU No. 2014-09, which is for annual reporting periods beginning after December 15, 2016. We are currently evaluating the impact of adopting the guidance on our consolidated financial statements.

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

NOTE 4	BUSINESS SEGMENT DATA

The Company’s operations are conducted through two business segments. These segments, and the primary operations of each, are as follows:

Business Segment	Operation

Fruit	Production of candied fruit, a basic fruitcake ingredient, sold to manufacturing bakers, institutional users, and retailers for use in home baking. Also, based on market conditions, the processing of frozen strawberry products, for sale to commercial and institutional users such as preservers, dairies, drink manufacturers, etc.

Molded Plastics	Production of plastics containers and other molded plastics for sale to various food processors and others.

	March 31,	March 31,
	2015	2014

Net Sales in Each Segment

Fruit:
Sales to Unaffiliated Customers	$1,004,288	$780,930

Molded Plastics:
Sales to Unaffiliated Customers	1,687,469	2,282,142

Net Sales	$2,691,757	$3,063,072

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

PARADISE, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

NOTE 4	BUSINESS SEGMENT DATA (CONTINUED)

	March 31,	March 31,
	2015	2014

Identifiable Assets of Each Segment are Listed Below:

Fruit	$9,230,689	$10,919,669

Molded Plastics	5,404,949	4,888,865

Identifiable Assets	14,635,638	15,808,534

General Corporate Assets	8,106,474	7,334,793

Total Assets	$22,742,112	$23,143,327

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

Overview

Paradise, Inc.’s main business segment, glace’ fruit, a prime ingredient of fruitcakes and other holiday confections, represented 65.8% of total net sales during 2014. These products are sold to manufacturing bakers, institutional users, supermarkets and other retailers throughout the country. Consumer demand for glace’ fruit product is traditionally strongest during the Thanksgiving and Christmas season. Almost 80% of glace’ fruit product sales are recorded during an eight to ten week period beginning in mid September.

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

The First Quarter

Paradise, Inc.’s fruit segment net sales for the first quarter of 2015 totaled $1,004,288 compared to net sales of $780,930 for the similar reporting period of 2014 representing a 28.6% increase. The fruit segment has two primary products for sale during the first quarter of the year. The main product is glace’ fruit sold in bulk quantities and shipped to manufacturing bakeries and select supermarkets for the traditional Easter holiday season. Net sales orders received and shipped for bulk glace’ fruit products during the first three months of 2015 were $508,223 compared to $469,630 for the similar reporting period of 2014, representing an increase of 8.2%. The other product for sale in the first quarter is finished strawberry items produced exclusively for a local distributor during a short period of time beginning in early March and running through mid April. As in previous years, Paradise, Inc., based on a negotiated price (i.e. tolling fee) will receive and process fresh strawberries though its production facilities on behalf of this distributor. With favorable weather conditions present during the first quarter ending March 31, 2015, sales increased to $496,065 from $311,300 compared to the similar reporting period of 2014.

Paradise Plastics, Inc., a wholly owned company of Paradise, Inc., which accounted for 34.2% of total net sales to unaffiliated customers for the previous year, generated net sales of $1,687,469 for the three months ended March 31, 2015 compared to $2,228,142 for the similar reporting period of 2014. This decline represents a decrease of $540,673 or 24.3%. The primary reason for this decrease was a decision by a long term plastics customer to transition production of a next generation injection molding part to their facilities as of January 1, 2015. During the first quarter of 2015, Paradise Plastics, Inc. placed into service over $325,000 of production equipment in order to process sales orders received from existing and new clients. While encouraged with these sales orders along with the increase in production capabilities, no determination can be made as to how much revenue will be generated to offset the decrease in sales noted above. Specifically, sales orders are commitments for production for a period of 30 to 90 days.  Only after the initial feedback from customers as to the success new products have with their target market will Paradise, Inc. have enough information to determine if these orders will be renewed.

Consolidated cost of sales as a percentage of net sales increased 10.5% for the first quarter of 2015 compared to the similar reporting period of 2014. The primary reason for this increase was the need to employ consistent levels of labor as the plastics segment transitioned from an existing client’s custom molding product, into a new production line, which involved the purchase of approximately $325,000 of production assets as mentioned in the above paragraph. It is important to note, glace’ fruit, the main driver for costing analysis, does not commence production until May or June of each year. Thus, as mentioned in all previous quarterly filings, the only meaningful comparison regarding changes or trends in cost of sales can only be determined after the entire production cycle is complete.

Selling, general & administrative expenses increased 8.5% to $933,060 for the first quarter of 2015 compared to $859,876 for the similar reporting period of 2014. This increase is attributable to the Company’s decision to increase its in-house sales force along with incurring additional travel expenses to attend several new trade shows to promote its fruit and plastics products.

PARADISE, INC.	COMMISSION FILE NO. 0-3026

PART I.	FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Other Significant Items

Other Income for the first quarter of 2015 totaled $18,313 compared to $40,262 for the similar reporting period of 2014. Other income is periodic sales of recycled plastics materials along with changes in the cash surrender value of two insurance policies owned by the company on behalf of two senior executives.

Inventory as of March 31, 2015 was $9,028,334 compared to $10,589,791 as of March 31, 2014 representing a decrease of $1,561,457 or 14.7% as shipments from suppliers of raw fruit commodities, which may fluctuate based upon many factors common to agricultural products, were received in lesser quantities during the first quarter of 2015. Management is consistently reviewing weather and market conditions as to its suppliers to determine if inventory levels are sufficient for the upcoming selling season. Thus, it should be noted that as of the date of this filing, the Company believes it has sufficient inventory to fulfill all of its production needs for 2015.

Short term debt and Accounts Payable combined balances as of March 31, 2015 totaled $1,007,847 compared to $1,418,965 for the similar reporting period for 2014. These two accounts are directly related to the lesser amount of inventory on hand at March 31, 2015 as referenced in the preceding paragraph.

We finance our ongoing operations primarily with cash provided by our operating activities. Our principal sources of liquidity are our cash flows provided by operating activities, our existing cash, and a line of credit facility. At March 31, 2015 and December 31, 2014, we had $6.2 million and $7.8 million, respectively, in cash. Additionally, we have a revolving line of credit with a maximum limit of $12 million and a borrowing limit of 80% of the Company’s eligible receivables plus 50% of the Company’s eligible inventory from January 1 to May 31 and 60% from June 1 to December 31 of each year, of which $0 was outstanding at March 31, 2015 and December 31, 2014. Within this agreement, there are letters of credit with a limit of $1,200,000, of which $212,724 was outstanding at March 31, 2015 and $112,879 at December 31, 2014. The line of credit agreement expires on June 23, 2015.

Summary

Paradise, Inc.’s consolidated net sales for the three months ended March 31, 2015 totaled $2,691,757 compared to $3,063,072 for the similar reporting period of 2014, representing a decrease of 12.1%. This decrease is specifically attributable to the plastics segment, as a planned change to a next generation injection molding part was brought in-house by a major customer during the first quarter of 2015. However, with more than 90% of the year’s anticipated glace’ fruit sales yet to occur, no reasonable forecast or trend can be ascertained from first quarter 2015 results. As mentioned in all previous interim filings, financial performance can only be determined after a full year’s operation has been completed.

Critical Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make assessments, estimates and assumptions that affect the amounts reported in the consolidated financial statements. We evaluate the accounting policies and estimates used to prepare the consolidated financial statements on an ongoing basis. Critical accounting estimates are those that require management’s most difficult, complex, or subjective judgments and have the most potential to impact our financial position and operating results. For a detailed discussion of our critical accounting estimates, see our Annual Report on Form 10-K for the year ended December 31, 2014. There have been no material changes to our critical accounting estimates during the three months ended March 31, 2015.

PARADISE, INC.	COMMISSION FILE NO. 0-3026

PART I.	FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). The guidance in this update supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout Industry topics of the Codification. Additionally, this Update supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition - Construction-Type and Production-Type Contracts. In addition, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer (for example, assets within the scope of Topic 360, Property, Plant, and Equipment, and intangible assets within the scope of Topic 350, Intangibles-Goodwill and Other) are amended to be consistent with the guidance on recognition and measurement (including the constraint on revenue) in this Update. Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. On April 1, 2015, the FASB voted for a one-year deferral of the effective date of the new revenue recognition standard, ASU No. 2014-09. If these proposed changes are finalized, this standard would require public entities to apply the amendments in ASU No. 2014-09 for annual reporting beginning after December 15, 2017. Early adoption would be permitted as of the original effective date in ASU No. 2014-09, which is for annual reporting periods beginning after December 15, 2016. We are currently evaluating the impact of adopting the guidance on our consolidated financial statements.

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

As of March 31, 2015, our Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures, and they have concluded that we maintain effective disclosure controls and procedures. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2015.

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

PARADISE, INC.	COMMISSION FILE NO. 0-3026

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings – N/A

Item 1A.	Risk Factors – N/A

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds – N/A

Item 3.	Defaults Upon Senior Securities – N/A

Item 4.	Mine Safety Disclosures – N/A

Item 5.	Other Information – N/A

Item 6.	Exhibits

Exhibit
Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EX-101.INS	XBRL Instance Document

EX-101.SCH	XBRL Taxonomy Extension Schema

EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase

EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase

EX-101.LAB	XBRL Taxonomy Extension Label Linkbase

EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase

PARADISE, INC.	COMMISSION FILE NO. 0-3026

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARADISE, INC.
A Florida Corporation

/s/ Melvin S. Gordon	Date:	May 14, 2015
Melvin S. Gordon
Chief Executive Officer and Chairman

/s/ Jack M. Laskowitz	Date:	May 14, 2015
Jack M. Laskowitz
Chief Financial Officer and Treasurer

