Form 10-Q
period 2015-06-30
PARADISE INC
filed 2015-08-13
CIK 76149

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Act of 1934.

For the quarterly period ended June 30, 2015

or

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

The number of shares outstanding of each of the issuer’s classes of common stock as of August 13, 2015 was 519,600 shares.

PARADISE, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

INDEX

		PAGE

PART I.	FINANCIAL INFORMATION

	ITEM 1.

	CONSOLIDATED BALANCE SHEETS:

	Assets

	As of June 30, 2015 (Unaudited), December 31, 2014 and June 30, 2014 (Unaudited)	2

	Liabilities and Stockholders’ Equity

	As of June 30, 2015 (Unaudited), December 31, 2014 and June 30, 2014 (Unaudited)	3

	CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED):

	For the three-month periods ended June 30, 2015 and 2014	4

	For the six-month periods ended June 30, 2015 and 2014	5

	CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED):

	For the six-month periods ended June 30, 2015 and 2014	6

	NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)	7 – 10

	ITEM 2.

	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	11 – 14

	ITEM 3.

	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK – N/A	14

	ITEM 4.

	CONTROLS AND PROCEDURES	14

PART II.	OTHER INFORMATION

	ITEMS 1 – 6.	15

SIGNATURES		16

PARADISE, INC.		COMMISSION FILE NO. 0-3026

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

PARADISE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	AS OF		AS OF
	JUNE 30,	AS OF	JUNE 30,
	2015	DECEMBER 31,	2014
	(UNAUDITED)	2014	(UNAUDITED)

ASSETS

CURRENT ASSETS:

Cash	$3,356,979	$7,788,010	$2,322,051
Accounts Receivable,
Less, Allowances of $0 (06/30/15), $912,789 (12/31/14) and $0 (06/30/14)	1,268,723	3,046,669	890,095
Inventories:
Raw Materials and Supplies	3,543,014	2,146,872	4,288,827
Work in Process	249,005	987,614	388,049
Finished Goods	8,689,330	4,350,423	9,374,993
Income Tax Asset	734,241	78,277	464,882
Deferred Income Tax Asset	277,291	277,291	330,198
Prepaid Expenses and Other Current Assets	501,577	306,951	612,057

Total Current Assets	18,620,160	18,982,107	18,671,152

Property, Plant and Equipment, Less, Accumulated Depreciation of $18,088,884 (06/30/15), $17,880,096 (12/31/14) and $17,636,702 (06/30/14)	3,763,656	3,473,829	3,663,021
Goodwill	413,280	413,280	413,280
Customer Base and Non-Compete Agreement	125,035	187,977	250,920
Other Assets	434,168	451,373	378,776

TOTAL ASSETS	$23,356,299	$23,508,566	$23,377,149

See Accompanying Notes to these Consolidated Financial Statements (Unaudited)

	AS OF		AS OF
	JUNE 30,	AS OF	JUNE 30,
	2015	DECEMBER 31,	2014
	(UNAUDITED)	2014	(UNAUDITED)

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Short Term Debt	$1,155,588	$112,879	$496,465
Accounts Payable	781,612	603,342	1,192,668
Accrued Liabilities	206,073	819,458	322,272

Total Current Liabilities	2,143,273	1,535,679	2,011,405

DEFERRED INCOME TAX LIABILITY	203,667	203,667	297,094

Total Liabilities	2,346,940	1,739,346	2,308,499

STOCKHOLDERS’ EQUITY:
Common Stock: $0.30 Par Value, 2,000,000 Shares Authorized, 583,094 Shares Issued, 519,600 Shares Outstanding	174,928	174,928	174,928
Capital in Excess of Par Value	1,288,793	1,288,793	1,288,793
Retained Earnings	19,818,857	20,578,718	19,878,148
Treasury Stock, at Cost, 63,494 Shares	(273,219)	(273,219)	(273,219)

Total Stockholders’ Equity	21,009,359	21,769,220	21,068,650

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$23,356,299	$23,508,566	$23,377,149

PARADISE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	FOR THE THREE MONTHS ENDED
	JUNE 30,
	2015	2014

Net Sales	$2,479,127	$2,677,310

Costs and Expenses:
Cost of Goods Sold	2,023,133	1,901,693
Selling, General and Administrative Expense	898,586	818,228
Amortization Expense	35,972	35,972

Total Costs and Expenses	2,957,691	2,755,893

Loss from Operations	(478,564)	(78,583)

Other (Expense) Income	26,539	(3,301)

Loss Before Income Taxes	(452,025)	(81,884)

Income Tax Benefit	180,810	32,753

Net Loss	$(271,215)	$(49,131)

Loss per Common Share (Basic and Diluted)	$(0.52)	$(0.09)

Dividend per Common Share	$0.00	$0.00

See Accompanying Notes to these Consolidated Financial Statements (Unaudited)

PARADISE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	FOR THE SIX MONTHS ENDED
	JUNE 30,
	2015	2014

Net Sales	$5,170,884	$5,740,382

Costs and Expenses:
Cost of Goods Sold	4,483,306	4,378,953
Selling, General and Administrative Expense	1,831,646	1,678,104
Amortization Expense	71,943	71,943

Total Costs and Expenses	6,386,895	6,129,000

Loss from Operations	(1,216,011)	(388,618)

Other Income	44,852	36,961

Loss Before Income Taxes	(1,171,159)	(351,657)

Income Tax Benefit	468,464	140,663

Net Loss	$(702,695)	$(210,994)

Loss per Common Share (Basic and Diluted)	$(1.35)	$(0.41)

Dividend per Common Share	$0.11	$0.11

See Accompanying Notes to these Consolidated Financial Statements (Unaudited)

PARADISE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	FOR THE SIX MONTHS ENDED
	JUNE 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(702,695)	$(210,994)
Adjustments to Reconcile Net Loss to
Net Cash Used in Operating Activities:
Depreciation and Amortization	280,729	297,819
Provision for Deferred Income Taxes	-	-
Decrease (Increase) in:
Accounts Receivable	1,777,946	1,479,226
Inventories	(4,996,440)	(5,214,071)
Prepaid Expenses and Other Current Assets	(194,626)	(307,245)
Income Tax Asset	(655,964)	(185,663)
Other Assets	8,205	(103,797)
Increase (Decrease) in:
Accounts Payable	178,260	884,339
Accrued Expense	(613,385)	(601,268)

Net Cash Used in Operating Activities	(4,917,970)	(3,961,654)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Property and Equipment	(498,614)	(71,970)

Net Cash Used in Investing Activities	(498,614)	(71,970)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Proceeds from Short Term Debt	1,042,709	496,465
Dividends Paid	(57,156)	(57,156)

Net Cash Provided by Financing Activities	985,553	439,309

NET DECREASE IN CASH	(4,431,031)	(3,594,315)

CASH, AT BEGINNING OF PERIOD	7,788,010	5,916,366

CASH, AT END OF PERIOD	$3,356,979	$2,322,051

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
Income Taxes	$187,500	$-

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

Consumer demand for glace’ fruit product is traditionally strongest during the Thanksgiving and Christmas season. Almost 80% of glace’ fruit product sales are recorded during an eight to ten week period beginning in mid September. Therefore, the operating results for the six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the current year.

Certain minor reclassifications have been made to the consolidated unaudited financial statements for the three and six months ended June 30, 2014 to conform to the classifications used for the three and six months ended June 30, 2015.

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

NOTE 4	BUSINESS SEGMENT DATA

The Company’s operations are conducted through two business segments. These segments, and the primary operations of each, are as follows:

Business Segment	Operation

Fruit	Production of candied fruit, a basic fruitcake ingredient, sold to manufacturing bakers, institutional users, and retailers for use in home baking. Also, based on market conditions, the processing of frozen strawberry products, for sale to commercial and institutional users such as preservers, dairies, drink manufacturers, etc.

Molded Plastics	Production of plastics containers and other molded plastics for sale to various food processors and others.

	Three months ended	Three months ended
	June 30,	June 30,
	2015	2014
Net Sales in Each Segment

Fruit:
Sales to Unaffiliated Customers	$302,841	$447,667

Molded Plastics:
Sales to Unaffiliated Customers	2,176,286	2,229,643

Net Sales	$2,479,127	$2,677,310

PARADISE, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

NOTE 4	BUSINESS SEGMENT DATA (CONTINUED)

	Six months ended	Six months ended
	June 30,	June 30,
	2015	2014
Net Sales in Each Segment

Fruit:
Sales to Unaffiliated Customers	$1,307,129	$1,228,597

Molded Plastics:
Sales to Unaffiliated Customers	3,863,755	4,511,785

Net Sales	$5,170,884	$5,740,382

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

	June 30,	June 30,
	2015	2014

Identifiable Assets of Each Segment are Listed Below:

Fruit	$12,343,020	$13,895,562

Molded Plastics	5,115,888	4,755,551

Identifiable Assets	17,458,908	18,651,113

General Corporate Assets	5,897,391	4,726,036

Total Assets	$23,356,299	$23,377,149

Identifiable assets by segment are those assets that are principally used in the operations of each segment. General corporate assets are principally cash, prepaid expenses, other current assets, land and income tax assets.

PARADISE, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

NOTE 5	SUBSEQUENT EVENT

On July 31, 2015, Paradise, Inc. renewed its revolving line of credit with SunTrust Banks through July 31, 2017. This renewal provides for a maximum limit of $12 million and a borrowing limit of 80% of the Company’s eligible receivables plus the lessor of $6,000,000 or 50% of the Company’s eligible inventory from January 1 to May 31 and 60% from June 1 to December 31 of each year. Within this agreement are letters of credit with a limit of $1,750,000. The agreement is secured by all of the assets of the Company and requires that certain conditions are met for the Company to continue borrowing, including debt service coverage and debt to equity ratios and other financial covenants including an agreement not to encumber a mortgage on the property without bank approval.  Interest is payable monthly at the bank’s LIBOR plus 1.75%.

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

Overview

Paradise, Inc.’s main business segment, glace’ fruit, a prime ingredient of fruitcakes and other holiday confections, represented 65.8% of total net sales during the prior year ended December 31, 2014. These products are sold to manufacturing bakers, institutional users, supermarkets and other retailers throughout the country. Consumer demand for glace’ fruit product is traditionally strongest during the Thanksgiving and Christmas season. Almost 80% of glace’ fruit product sales are recorded during an eight to ten week period beginning in mid September.

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

The First Six Months

Paradise, Inc.’s fruit segment net sales for the first six months of 2015 increased 6.4% to $1,307,129 from $1,228,597 for the similar reporting period of 2014. The two primary sales activities for this segment during the first six months of the year relate to the sale of bulk fruit to supermarkets and manufacturing bakeries; and tolling fees generated from the production of fresh strawberries on behalf of a local Plant City, Florida distributor. For the first six months of 2015, net sales of glace’ fruit products totaled $808,786 compared to $887,859 for the similar reporting period of 2014. Sales of finished strawberry products totaled $498,343 compared to $340,738 for the similar reporting period of 2014.

Paradise Plastics, Inc., a wholly owned company of Paradise, Inc. which accounted for 34.2% of total net sales to unaffiliated customers for the previous year, generated net sales of $3,863,755 for the six months ended June 30, 2015 compared to $4,511,785 for the similar reporting period of 2014. This decrease in net sales of $648,030 which was first reported and disclosed in Paradise, Inc.’s first quarter 10Q filing is directly related to the decision of an existing long term customer to transfer production of custom molding parts to their facilities as of January 1, 2015.

Consolidated cost of sales, as a percentage of net sales, increased 10.3% during the first six months of 2015 compared to the similar reporting period of 2014. This increase is two-fold; first, a delay in receiving raw fruit materials as of June 30, 2015 resulted in a lesser amount of raw materials processed into higher valued finish goods inventory compared to June 30, 2014. However, with capacity to process an increased amount of raw fruit materials into finish goods inventory during the third quarter of 2015, fruit segment cost of sales should return to margins reported and disclosed in the Company’s 2014 third quarter filing. Secondly, cost of sales within the plastics segment has increased as the margins generated from production transferred back to an existing plastics customer, has been replaced with lower margin accounts during the second quarter of 2015.

Selling, general and administrative expenses for the first six months of 2015 increased 9.15% compared to the similar reporting period of 2014 as the Company’s sales force increased their attendance and participation at various trade shows during the first six months of 2015.

Inventory as of June 30, 2015 totaled $12,481,349 compared to $14,051,869 as of June 30, 2014. This decrease of $1,570,520 is primarily related to the delay in receipt of raw fruit inventory from one of the Company’s major suppliers. On June 30, 2015, $911,436 of fruit material was in transit compared to just $109,712 at June 30, 2014. As the Company utilizes existing letters of credit to finance the purchase of in transit raw fruit commodities, short term debt correspondingly increased to $1,155,588 as of June 30, 2015 from $496,465 as of June 30, 2014.

Accounts Receivable as of June 30, 2015 totaled $1,268,723 compared to $890,095 as of June 30, 2014. The increase is due to the timing of payments received from one of the Company’s long term plastics customers. On July 31, 2015, payments totaling $511,956 related to outstanding invoices at June 30, 2015 have been received and posted.

PARADISE, INC.	COMMISSION FILE NO. 0-3026

PART I.	FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Other Significant Items

We finance our ongoing operations primarily with cash provided by our operating activities which are seasonal in nature. Our principal sources of liquidity are our cash flows provided by operating activities, our existing cash, and a line of credit facility. At June 30, 2015 and December 31, 2014, we had $3,356,979 and $7,788,010, respectively, in cash. Additionally, we have a revolving line of credit with a maximum limit of $12 million and a borrowing limit of 80% of the Company’s eligible receivables plus 50% of the Company’s eligible inventory from January 1 to May 31 and 60% from June 1 to December 31 of each year, of which $0 was outstanding at June 30, 2015 and December 31, 2014. Within this agreement, there are letters of credit with a limit of $1,750,000, of which $1,155,588 was outstanding at June 30, 2015 and $112,879 at December 31, 2014. The line of credit agreement expires July 31, 2017. Net cash used in operating activities decreased from $3,961,654 for the six months ended June 30, 2014 to $4,917,970 for the six months ended June 30, 2015. The primary reason for this decrease was as follows; Accounts Payable and income tax payments made during the six months ended June 30, 2015 were $893,579 more than the similar reporting period of 2014. Net cash provided by financing activities increased to $985,553 for the six months ended June 30, 2015 compared to $439,309 for the six months ended June 30, 2014 due to timing of payments on letters of credit.

Summary

Paradise, Inc.’s consolidated net sales for the first six months of 2015 decreased $569,498 compared to the similar reporting period of 2014 as a major plastics customer decided to bring in-house production of several custom molding products. However, as mentioned and disclosed in all previous interim filings, due to the highly seasonal nature of the Company’s primary product, glace’ fruit, which accounts for approximately 65% of consolidated annual revenue with more than 80% of this revenue earned during an eight to ten week period commencing in mid-September of each year no meaningful financial analysis may be developed from Paradise, Inc.’s interim reporting results. Only a full year’s accounting of revenue and expenses will provide the necessary information to determine the Company’s overall financial performance.

Critical Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make assessments, estimates and assumptions that affect the amounts reported in the consolidated financial statements. We evaluate the accounting policies and estimates used to prepare the consolidated financial statements on an ongoing basis. Critical accounting estimates are those that require management’s most difficult, complex, or subjective judgments and have the most potential to impact our financial position and operating results. For a detailed discussion of our critical accounting estimates, see our Annual Report on Form 10-K for the year ended December 31, 2014. There have been no material changes to our critical accounting estimates during the six months ended June 30, 2015.

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

As of June 30, 2015, our Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures, and they have concluded that we maintain effective disclosure controls and procedures. There were no changes in our internal control over financial reporting during the six months ended June 30, 2015.

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

PARADISE, INC.
A Florida Corporation

/s/ Melvin S. Gordon	Date:	August 13, 2015
Melvin S. Gordon
Chief Executive Officer and Chairman

/s/ Jack M. Laskowitz	Date:	August 13, 2015
Jack M. Laskowitz
Chief Financial Officer and Treasurer

