Form 10-Q
period 2015-09-30
PARADISE INC
filed 2015-11-16
CIK 76149

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Act of 1934.

For the quarterly period ended September 30, 2015

or

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

The number of shares outstanding of each of the issuer’s classes of common stock as of November 16, 2015 was 519,600 shares.

PARADISE, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

INDEX

		PAGE
PART I.	FINANCIAL INFORMATION

	ITEM 1.

	CONSOLIDATED BALANCE SHEETS:

	Assets

	As of September 30, 2015 (Unaudited), December 31, 2014 and September 30, 2014 (Unaudited)	2

	Liabilities and Stockholders’ Equity

	As of September 30, 2015 (Unaudited), December 31, 2014 and September 30, 2014 (Unaudited)	3

	CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED):

	For the three-month periods ended September 30, 2015 and 2014	4

	For the nine-month periods ended September 30, 2015 and 2014	5

	CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED):

	For the nine-month periods ended September 30, 2015 and 2014	6

	NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)	7 – 10

	ITEM 2.

	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	11 – 15

	ITEM 3.

	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK –N/A	15

	ITEM 4.

	CONTROLS AND PROCEDURES	15

PART II.	OTHER INFORMATION

	ITEMS 1 – 6.	16

SIGNATURES		17

PARADISE, INC.		COMMISSION FILE NO. 0-3026

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

PARADISE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	AS OF		AS OF
	SEPTEMBER 30,	AS OF	SEPTEMBER 30,
	2015	DECEMBER 31,	2014
	(UNAUDITED)	2014	(UNAUDITED)

ASSETS

CURRENT ASSETS:

Cash	$1,329,580	$7,788,010	$304,858
Accounts Receivable, Less, Allowances of $0 (09/30/15), $912,789 (12/31/14) and $0 (09/30/14)	6,678,038	3,046,669	5,571,292
Inventories:
Raw Materials and Supplies	2,953,888	2,146,872	3,313,793
Work in Process	487,769	987,614	169,078
Finished Goods	7,993,246	4,350,423	8,851,760
Income Tax Asset	344,235	78,277	431,316
Deferred Income Tax Asset	277,291	277,291	330,198
Prepaid Expenses and Other Current Assets	437,130	306,951	487,413

Total Current Assets	20,501,177	18,982,107	19,459,708

Property, Plant and Equipment,
Less, Accumulated Depreciation of $18,192,229 (09/30/15), $17,880,096 (12/31/14) and $17,742,407 (09/30/14)	3,753,580	3,473,829	3,564,448
Goodwill	413,280	413,280	413,280
Customer Base and Non-Compete Agreement	93,563	187,977	219,448
Other Assets	471,978	451,373	400,058

TOTAL ASSETS	$25,233,578	$23,508,566	$24,056,942

See Accompanying Notes to these Consolidated Financial Statements (Unaudited)

	AS OF		AS OF
	SEPTEMBER 30,	AS OF	SEPTEMBER 30,
	2015	DECEMBER 31,	2014
	(UNAUDITED)	2014	(UNAUDITED)

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Short Term Debt	$1,385,769	$112,879	$1,313,411
Accounts Payable	1,234,036	603,342	736,880
Accrued Liabilities	668,656	819,458	590,558

Total Current Liabilities	3,288,461	1,535,679	2,640,849

DEFERRED INCOME TAX LIABILITY	203,667	203,667	297,094

Total Liabilities	3,492,128	1,739,346	2,937,943

STOCKHOLDERS’ EQUITY:
Common Stock: $0.30 Par Value, 2,000,000 Shares Authorized, 583,094 Shares Issued, 519,600 Shares Outstanding	174,928	174,928	174,928
Capital in Excess of Par Value	1,288,793	1,288,793	1,288,793
Retained Earnings	20,550,948	20,578,718	19,928,497
Treasury Stock, at Cost, 63,494 Shares	(273,219)	(273,219)	(273,219)

Total Stockholders’ Equity	21,741,450	21,769,220	21,118,999

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$25,233,578	$23,508,566	$24,056,942

PARADISE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	FOR THE THREE MONTHS ENDED
	SEPTEMBER 30,
	2015	2014

Net Sales	$8,861,873	$7,997,009

Costs and Expenses:
Cost of Goods Sold	6,453,619	6,728,146
Selling, General and Administrative Expense	1,147,469	1,117,477
Amortization Expense	32,471	35,971
Interest Expense	-	1,520

Total Costs and Expenses	7,633,559	7,883,114

Income from Operations	1,228,314	113,895

Other Expenses	(24,967)	(29,980)

Income from Operations Before Income Taxes	1,203,347	83,915

Provision for Income Taxes	471,256	33,566

Net Income	$732,091	$50,349

Income per Common Share (Basic and Diluted)	$1.41	$0.10

Dividend per Common Share	$0.00	$0.00

See Accompanying Notes to these Consolidated Financial Statements (Unaudited)

PARADISE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	FOR THE NINE MONTHS ENDED
	SEPTEMBER 30,
	2015	2014

Net Sales	$14,032,757	$13,737,391

Costs and Expenses:
Cost of Goods Sold	10,936,925	11,107,099
Selling, General and Administrative Expense	2,979,115	2,795,581
Amortization Expense	104,414	107,914
Interest Expense	-	1,520

Total Costs and Expenses	14,020,454	14,012,114

Income (Loss) from Operations	12,303	(274,723)

Other Income	19,885	6,981

Income (Loss) from Operations Before Income Taxes	32,188	(267,742)

(Provision for Income Taxes) Income Tax Benefit	(2,792)	107,097

Net Income (Loss)	$29,396	$(160,645)

Income (Loss) per Common Share (Basic and Diluted)	$0.06	$(0.31)

Dividend per Common Share	$0.11	$0.11

See Accompanying Notes to these Consolidated Financial Statements (Unaudited)

PARADISE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	FOR THE NINE MONTHS ENDED
	SEPTEMBER 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$29,396	$(160,645)
Adjustments to Reconcile Net Income (Loss) to Net Cash Used in Operating Activities:
Depreciation and Amortization	416,548	449,842
(Increase) Decrease in:
Accounts Receivable	(3,631,369)	(3,201,971)
Inventories	(3,949,994)	(3,496,833)
Prepaid Expenses	(130,179)	(182,601)
Other Assets	(30,605)	(129,579)
Income Tax Asset	(265,958)	(152,097)
Increase (Decrease) in:
Accounts Payable	630,684	428,551
Accrued Liabilities	(150,802)	(332,982)

Net Cash Used in Operating Activities	(7,082,279)	(6,778,315)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Property and Equipment	(591,885)	(89,448)

Net Cash Used in Investing Activities	(591,885)	(89,448)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on Short Term Debt	(149,112)	(359,545)
Proceeds from Short Term Debt	1,422,002	1,672,956
Net Proceeds from Short Term Debt	1,272,890	1,313,411
Dividends Paid	(57,156)	(57,156)

Net Cash Provided by Financing Activities	1,215,734	1,256,255

NET DECREASE IN CASH	(6,458,430)	(5,611,508)

CASH, AT BEGINNING OF PERIOD	7,788,010	5,916,366

CASH, AT END OF PERIOD	$1,329,580	$304,858

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:

Interest	$-	$1,520

Income Taxes	$268,750	$45,000

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

Consumer demand for glace’ fruit product is traditionally strongest during the Thanksgiving and Christmas season. Almost 80% of glace’ fruit product sales are recorded during an eight to ten week period beginning in mid September. Therefore, the operating results for the nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the current year.

Certain minor reclassifications have been made to the consolidated unaudited financial statements for the three and nine months ended September 30, 2014 to conform to the classifications used for the three and nine months ended September 30, 2015.

NOTE 2	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). The guidance in this update supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout Industry topics of the Codification. Additionally, this Update supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition - Construction-Type and Production-Type Contracts. In addition, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer (for example, assets within the scope of Topic 360, Property, Plant, and Equipment, and intangible assets within the scope of Topic 350, Intangibles-Goodwill and Other) are amended to be consistent with the guidance on recognition and measurement (including the constraint on revenue) in this Update. Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, which deferred the effective date to annual reporting periods beginning after December 15, 2017. Early adoption is permitted as of the original effective date in ASU No. 2014-09, which is for annual reporting periods beginning after December 15, 2016. We are currently evaluating the impact of adopting the guidance on our consolidated financial statements.

PARADISE, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

NOTE 2	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In April 2015, the FASB issued ASU No. 2015-03, “Interest – Imputation of Interest (Subtopic 835-30) – Simplifying the Presentation of Debt Issuance Costs.” ASU No. 2015-03 simplifies the presentation of debt issuance costs by requiring that the costs related to a recognized debt liability be presented in the consolidated balance sheet as a direct reduction from the carrying amount of that liability. ASU No. 2015-03 is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. ASU No. 2015-03 is required to be applied retrospectively to all periods presented beginning in the year of adoption. Early adoption is permitted. The Company does not anticipate the adoption of this ASU to have a material impact on the Company’s financial position or results of operations.

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory, which amends FASB ASU Topic 330, Inventory. This ASU requires entities to measure inventory at the lower of cost or net realizable value and eliminates the option that currently exists for measuring inventory at market value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonable predictable costs of completion, disposal, and transportation. This ASU is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. This ASU should be applied prospectively with earlier application permitted. The Company does not anticipate the adoption of this ASU to have a material impact on the Company’s financial position or results of operations.

Except as noted above, the Company’s management does not believe that recent codified pronouncements by the Financial Accounting Standards Board (“FASB”) (including its EITF), the AICPA or the Securities and Exchange Commission will have a material impact on the Company’s current or future consolidated financial statements.

NOTE 3	INCOME (LOSS) PER COMMON SHARE

Basic and diluted income (loss) per common share is based on the weighted average number of shares outstanding and assumed to be outstanding of 519,600. There are no dilutive securities outstanding.

PARADISE, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

NOTE 4	BUSINESS SEGMENT DATA

The Company’s operations are conducted through two business segments. These segments, and the primary operations of each, are as follows:

Business Segment	Operation

Fruit	Production of candied fruit, a basic fruitcake ingredient, sold to manufacturing bakers, institutional users, and retailers for use in home baking. Also, based on market conditions, the processing of frozen strawberry products, for sale to commercial and institutional users such as preservers, dairies, drink manufacturers, etc.

Molded Plastics	Production of plastics containers and other molded plastics for sale to various food processors and others.

	Three months ended	Three months ended
	September 30,	September 30,
	2015	2014
Net Sales in Each Segment

Fruit:
Sales to Unaffiliated Customers	$7,102,818	$6,291,333

Molded Plastics:
Sales to Unaffiliated Customers	1,759,055	1,705,676

Net Sales	$8,861,873	$7,997,009

	Nine months ended	Nine months ended
	September 30,	September 30,
	2015	2014
Net Sales in Each Segment

Fruit:
Sales to Unaffiliated Customers	$8,409,947	$7,519,930

Molded Plastics:
Sales to Unaffiliated Customers	5,622,810	6,217,461

Net Sales	$14,032,757	$13,737,391

PARADISE, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

NOTE 4	BUSINESS SEGMENT DATA (CONTINUED)

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

	September 30,	September 30,
	2015	2014

Identifiable Assets of Each Segment are Listed Below:

Fruit	$16,957,811	$16,988,637

Molded Plastics	4,887,629	4,565,580

Identifiable Assets	21,845,440	21,554,217

General Corporate Assets	3,388,138	2,502,725

Total Assets	$25,233,578	$24,056,942

Identifiable assets by segment are those assets that are principally used in the operations of each segment. General corporate assets are principally cash, prepaid expenses, other current assets, land and income tax assets.

NOTE 5	LINE OF CREDIT

On July 31, 2015, Paradise, Inc. renewed its revolving line of credit with SunTrust Bank through July 31, 2017. This renewal provides for a maximum limit of $12 million and a borrowing limit of 80% of the Company’s eligible receivables plus the lessor of $6,000,000 or 50% of the Company’s eligible inventory from January 1 to May 31 and 60% from June 1 to December 31 of each year. Within this agreement are letters of credit with a limit of $1,750,000. The agreement is secured by all of the assets of the Company and requires that certain conditions are met for the Company to continue borrowing, including debt service coverage and debt to equity ratios and other financial covenants including an agreement not to encumber a mortgage on the property without bank approval.  Interest is payable monthly at the bank’s LIBOR plus 1.75%.

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

Overview

Paradise, Inc.’s main business segment, glace’ fruit, a prime ingredient of fruitcakes and other holiday confections, represented 65.8% of total net sales for the previous year of 2014. These products are sold to manufacturing bakers, institutional users, supermarkets and other retailers throughout the country. Consumer demand for glace’ fruit product is traditionally strongest during the Thanksgiving and Christmas season. Almost 80% of glace’ fruit product sales are recorded for a period of eight to ten weeks beginning in mid September.

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

The First Nine Months

Paradise, Inc.’s fruit segment net sales for the first nine months of 2015 increased 10.8% to $8,409,947 compared to $7,519,930 for the similar nine month reporting period of 2014. This increase is primarily due to timing differences in the receipt of customers’ orders and the corresponding shipping dates for delivery of the Company’s retail glace’ fruit products. Specifically, several major customers requested delivery of their opening orders during the third quarter of 2015 as compared to the beginning of the fourth quarter of 2014. Paradise, Inc. recognizes net sales upon receipt of its products by customer. Thus, when merchandise is shipped and received by customers during different interim reporting periods, timing differences in reported net sales will be realized. Management has consistently disclosed that interim filings are not reliable financial indicators of year-end performance. Factors such as weather conditions, product placement on supermarket shelves along with customer demand will have a direct impact on the seasonal holiday sales of glace’ fruit. Only a full year’s accounting will provide the necessary financial information to determine the Company’s overall success.

Paradise Plastics, Inc., a wholly owned company of Paradise, Inc. which accounted for 34.2% of total net sales to unaffiliated customers for the previous year, generated net sales of $5,622,810 for the nine months ended September 30, 2015 compared to $6,217,461 for the similar reporting period of 2014. This decline in net sales, reported and disclosed in Paradise, Inc.’s first quarter 10Q filing, is directly related to the decision of an existing long term customer to transfer production of a custom molding product to their facilities as of January 1, 2015. During the first nine months of 2015, Paradise Plastics, Inc. placed into service $387,780 in production equipment in order to process sales orders received from existing and new clients. As a result, the Company was able to process over $200,000 in new sales orders from one existing customer during the third quarter of 2015. While encouraged with these new orders, no determination can be made as to how much revenue will be generated for the remainder of 2015 as commitments for new sales orders are typically for a period of up to 90 days. Furthermore, in an effort to further expand the Company’s business base into such areas as medical supplies, food processing and aerospace customers, management made a financial commitment in 2014 to become AS9100C certified. This certification, which represents a series of standards and developed by the International Organization Standardization (ISO) for manufacturing companies will continued to be emphasized as we seek new business opportunities.

Consolidated cost of sales, as a percentage of consolidated net sales, decreased 2.8% during the first nine months of 2015 compared to the similar reporting period of 2014. This is a positive change from the increase in cost of sales as a percentage of sales of 10.3% reported during the second quarter filing of 2015. As previously reported, due to market conditions associated with the harvesting of several brined fruit commodities, a lesser amount of brined fruit was received and processed into higher valued finish goods inventory as of June 30, 2015. This position turned around during the third quarter of 2015, as a greater percentage of brined fruit was received and processed into higher value finished goods inventory as of September 30, 2015. However, with processing continuing well into the fourth quarter of the year, it’s important to mention that only a full year’s accounting of production, allocated over twelve months of factory overhead, will be the only meaningful way to measure cost of sales.

Inventory value as of September 30, 2015 totaled $11,434,903 compared to $12,334,631 as of September 30, 2014 as a greater amount of brined fruit was received and processed into higher value finish goods inventory during the third quarter of 2015 than during the third quarter of 2014. For reference purposes, inventory value as of June 30, 2015 was $12,481,349 compared to $14,051,869 as of June 30, 2014. Correspondingly, as the Company purchases a significant amount of brined fruit inventory by utilizing existing letters of credit from its lender, SunTrust Bank, short term debt related to the purchase of brined fruit totaled $1,385,769 at September 30, 2015 compared to $1,313,411 at September 30, 2014. There were no other borrowings as of September 30, 2015.

PARADISE, INC.	COMMISSION FILE NO. 0-3026

PART I.	FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The First Nine Months (Continued)

Accounts payable as of September 30, 2015 totaled $1,234,036 compared to $736,880 as of September 30, 2014. This increase of $497,156 is primarily related to the decision to purchase various brined fruit materials outside of the Company’s existing letter of credit agreement during the later stages of the third quarter of 2015 compared to the third quarter of 2014.

Accounts Receivable as of September 30, 2015 totaled $6,678,038 compared to $5,571,292 as of September 30, 2014. This increase in accounts receivable of $1,106,746 is related to an increase in sales to the Company’s fruit segment customers for the nine month ending September 30, 2015 compared to September 30, 2014. Fruit segment sales, as disclosed in Note 4 of this filing, increased by $890,017.

Selling expenses for the first nine months of 2015 increased $192,562 compared to the similar reporting period of 2014. This increase is related to the decision of Paradise, Inc.’s management to expense to operations a total of $140,401 in outstanding receivables and inventory owed to Paradise Plastics, Inc. from a customer that ceased doing business in mid 2015. Paradise, Inc. has initiated legal action to recover this amount. Legal expenses incurred as of September 30, 2015 totaled $15,600 and are recorded in the third quarter filing.

On July 31, 2015, Paradise, Inc. renewed its revolving line of credit with SunTrust Bank through July 31, 2017. This renewal provides for a maximum limit of $12 million and a borrowing limit of 80% of the Company’s eligible receivables plus the lessor of $6,000,000 or 50% of the Company’s eligible inventory from January 1 to May 31 and 60% from June 1 to December 31 of each year. Within this agreement are letters of credit with a limit of $1,750,000. The agreement is secured by all of the assets of the Company and requires that certain conditions are met for the Company to continue borrowing, including debt service coverage and debt to equity ratios and other financial covenants including an agreement not to encumber a mortgage on the property without bank approval.  Interest is payable monthly at the bank’s LIBOR plus 1.75%.

Paradise, Inc. finances ongoing operations primarily with cash provided by our operating activities which are seasonal in nature. Our principal sources of liquidity are our cash flows provided by operating activities, our existing cash, and a line of credit facility. At September 30, 2015 and December 31, 2014, we had $1,329,580 and $304,858, respectively, in cash. Additionally, we have a revolving line of credit with a maximum limit of $12 million and a borrowing limit of 80% of the Company’s eligible receivables plus up to 60% of the Company’s eligible inventory, of which $0 was outstanding at September 30, 2015 and $0 at December 31, 2014. Within this agreement, there are letters of credit with a limit of $1,750,000, of which $1,385,769 was outstanding at September 30, 2015 and $112,879 at December 31, 2014. The line of credit agreement expires in July, 2017. Net cash decreased by $6,458,430 for the nine months ended September 30, 2015 compared to $5,611,508 for the nine months ended September 30, 2014. The primary reasons for this change were related to the increased capital additions of $502,437 and an increase of income tax payments of $223,750.

PARADISE, INC.	COMMISSION FILE NO. 0-3026

PART I.	FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Summary

Paradise Inc.’s consolidated net sales increased to $14,032,757 for the first nine months of 2015 compared to $13,737,391 for the first nine months of 2014. This increase as mentioned above is primarily timing in nature as several existing glace’ fruit customers requested and received their retail glace’ fruit orders in the third quarter of 2015 compared to the fourth quarter of 2014. Thus, as mentioned and disclosed in all previous interim filings, due to the highly seasonal nature of the Company’s primary product, glace’ fruit, no meaningful financial analysis should be developed from Paradise, Inc.’s interim reporting results. Only a full year’s accounting of revenue and expenses will provide the necessary information to determine the Company’s financial performance.

Critical Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make assessments, estimates and assumptions that affect the amounts reported in the consolidated financial statements. We evaluate the accounting policies and estimates used to prepare the consolidated financial statements on an ongoing basis. Critical accounting estimates are those that require management’s most difficult, complex, or subjective judgments and have the most potential to impact our financial position and operating results. For a detailed discussion of our critical accounting estimates, see our Annual Report on Form 10-K for the year ended December 31, 2014. There have been no material changes to our critical accounting estimates during the nine months ended September 30, 2015.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). The guidance in this update supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout Industry topics of the Codification. Additionally, this Update supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition - Construction-Type and Production-Type Contracts. In addition, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer (for example, assets within the scope of Topic 360, Property, Plant, and Equipment, and intangible assets within the scope of Topic 350, Intangibles-Goodwill and Other) are amended to be consistent with the guidance on recognition and measurement (including the constraint on revenue) in this Update. Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, which deferred the effective date to annual reporting periods beginning after December 15, 2017. Early adoption is permitted as of the original effective date in ASU No. 2014-09, which is for annual reporting periods beginning after December 15, 2016. We are currently evaluating the impact of adopting the guidance on our consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, “Interest – Imputation of Interest (Subtopic 835-30) – Simplifying the Presentation of Debt Issuance Costs.” ASU No. 2015-03 simplifies the presentation of debt issuance costs by requiring that these costs related to a recognized debt liability be presented in the consolidated balance sheet as a direct reduction from the carrying amount of that liability. ASU No. 2015-03 is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. ASU No. 2015-03 is required to be applied retrospectively to all periods presented beginning in the year of adoption. Early adoption is permitted. The Company does not anticipate the adoption of this ASU to have a material impact on the Company’s financial position or results of operations.

PARADISE, INC.	COMMISSION FILE NO. 0-3026

PART I.	FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Recently Issued Accounting Pronouncements (Continued)

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory, which amends FASB ASU Topic 330, Inventory. This ASU requires entities to measure inventory at the lower of cost or net realizable value and eliminates the option that currently exists for measuring inventory at market value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonable predictable costs of completion, disposal, and transportation. This ASU is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. This ASU should be applied prospectively with earlier application permitted. The Company does not anticipate the adoption of this ASU to have a material impact on the Company’s financial position or results of operations.

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

As of September 30, 2015, our Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures, and they have concluded that we maintain effective disclosure controls and procedures. There were no changes in our internal control over financial reporting during the nine months ended September 30, 2015.

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

PARADISE, INC.
A Florida Corporation

/s/ Melvin S. Gordon	Date:	November 16, 2015
Melvin S. Gordon
Chief Executive Officer and Chairman

/s/ Jack M. Laskowitz	Date:	November 16, 2015
Jack M. Laskowitz
Chief Financial Officer and Treasurer