Form 10-K
period 2015-12-31
PARADISE INC
filed 2016-03-30
CIK 76149

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2015

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No   ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $7,204,023 (as of June 30, 2015, bid price $22.98)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 30, 2016

Common Stock,
$.30 Par Value	519,600 Shares

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes    ☐    No   ☒

PARADISE, INC.

2015 FORM 10-K ANNUAL REPORT

PART I

Item 1.	Business

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

In terms of candied fruit dollar sales, during 2015, approximately 20% were shipped to manufacturing bakers and other institutional users, with the balance being sold through supermarkets and other retail outlets for ultimate use in the home.

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

With the continuing acquisitions, mergers and other consolidations in the supermarket industry, there is increasing concentration of candied fruit buying activity. During 2015, the Company derived 14.4% of its consolidated net sales from Wal-Mart Stores, Inc. This customer is not affiliated with Paradise, Inc. in any way, and has exclusive use of a Paradise-owned controlled brand. The loss of this customer would have a material adverse effect on operating earnings.

While there is no industry-wide data available, management estimates that the Company sold approximately 85% of all candied fruits and peels consumed in the U.S. during 2015. The Company knows of two major competitors; however, it estimates that neither of these has as large a share of the market as the Company’s.

The molded plastics industry is very large and diverse, and management has no reasonable estimate of its total size. Many products produced by the Company are materials for its own use in the packaging of candied fruits for sale at the retail level. Outside sales represent approximately 90% of the Company’s total plastics production at cost. During 2015, the Company derived 16.4% of its consolidated net sales from Aqua Cal, Inc.

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

By local ordinance, it is required that all water effluent is metered, tested and discharged into a municipal industrial waste treatment plant. During 2015, costs for this discharge approximated $210,000, and management estimates that all expenses directly related to compliance with environmental regulations total well over $300,000 annually, which includes costs for permits, third party inspections and depreciation of installations.

The Company employs between 135 and 195 people, depending upon the season.

The Company conducts operations principally within the United States. Foreign activities are not material.

Item 2.	Properties

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

I-4

Item 3.	Legal Proceedings

None

Item 4.	Mine Safety Disclosures

Not Applicable

I-5

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

On August 22, 1997, the Securities and Exchange Commission issued new listing requirements for companies listed on the NASDAQ Small Cap Market. The requirements became effective on February 23, 1998. As of December 2015, the Company had not met the listing criteria. Paradise, Inc. is currently listed as PARF:OTCPK.

(a)	The following table shows the range of closing bid prices for the Company’s Common Stock in the over-the-counter market for the calendar quarters indicated. The quotations represent prices in the over-the-counter market between dealers in securities, do not include retail mark-up, mark-down, or commissions and do not necessarily represent actual transactions.

	BID PRICES
	High	Low

2015

First Quarter	23.00	20.53
Second Quarter	26.00	21.15
Third Quarter	24.00	21.19
Fourth Quarter	23.50	21.49

2014

First Quarter	33.49	27.00
Second Quarter	31.00	26.20
Third Quarter	31.00	26.22
Fourth Quarter	27.00	20.50

(b)	Approximate Number of Equity Security Holders

As of March 30, 2016, the approximate number of holders of record of each class of equity securities of the Registrant were:

NUMBER OF
TITLE OF CLASS	HOLDERS OF RECORD

Common Stock, $.30 Par Value	120

(c)	Dividend History and Policy

Dividends have been declared and paid annually when warranted by profitability. On March 17, 2016, the Board of Directors declared dividends of $.15 per share to stockholders of record on April 15, 2016. Dividends paid to stockholders for 2015 were $.15 and for 2014 were $.11.

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities (Continued)

(c)	Dividend History and Policy (Continued)

The Company does not have a standard policy in regards to the declaration and payment of dividends. Each year dividend payments, if any, are determined upon consideration of the current profitability, cash flow requirements, investment outlook and other pertinent factors.

Item 6.	Selected Financial Data – not applicable

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Summary

The following tables set forth for the periods indicated (i) percentages which certain items in the financial data bear to net sales of the Company and (ii) percentage increase (decrease) of such item as compared to the indicated prior period.

	Relationship to		Period to Period
	Total Revenue		Increase (Decrease)
	Year Ended December 31,		Years Ended
	2015	2014	2015-2014	2014-2013

NET SALES:
Candied Fruit	68.3%	65.8%	(2.3)%	6.5%
Molded Plastics	31.7	34.2	(12.4)	3.9

Total Sales	100.0	100.0	(5.8)	5.6

Cost of Sales	75.9	78.4	(8.8)	8.3
Selling, General and Administrative Expenses	20.2	18.1	4.9	(0.8)
Amortization Expense	0.6	0.6	(2.8)	-
Interest Expense	-	-	(100.0)	(72.5)

Total Expenses	96.7	97.1	(6.2)	(6.4)

Income from Operations	3.4	2.9	10.7	(17.3)
Other Income, Net	0.1	0.2	(62.0)	(85.2)

Income Before Provision for Income Taxes	3.4	3.1	5.8	(36.9)
Provision for Income Taxes	1.3	1.1	7.6	(36.0)

Net Income	2.1%	1.9%	4.7%	(37.4)%

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

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

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Accounts Receivable and Revenue Recognition

Management reviews subsequent collections on accounts receivable and writes off all year-end balances that are not deemed collectible by the time the consolidated financial statements are issued. Additionally, management has provided for estimated product returns by applying an allowance against Accounts Receivable for the invoiced price of the returns. A provision to recognize a related estimate of finished goods returns has been added to inventories. Management considers the remaining accounts receivable to be fully collectible; accordingly, no allowance for doubtful accounts has been established as of December 31, 2015 and 2014. If accounts become uncollectible, they will be charged to operations when that determination is made. The Company does not have a policy to charge interest on past due amounts. Accounts Receivable are considered past due based on invoice terms.

The Company recognizes revenue upon the shipment or delivery of goods, depending on the agreed upon terms with its customers.

Goodwill

Goodwill totaling $413,280 represents the excess purchase price over the fair value of the net assets acquired in the acquisition of Mastercraft Products Corporation. These costs are reviewed for impairment at least annually or more frequently upon the occurrence of an event or when circumstances indicate that goodwill may be impaired. During the years ended, December 31, 2015 and 2014, the Company determined that its goodwill was not impaired.

Identifiable Intangible Assets

Customer Base and Non-Compete Agreement

The customer base and non-compete agreement represents $1,258,000 of the fair value of these assets pursuant to the Company’s purchase during 2006 of an unrelated entity’s inventories, their customer list and a non-compete agreement for a period of ten years. The customer base and non-compete agreement are being amortized over ten years. Accumulated amortization at December 31, 2015 and 2014 totaled approximately $1,196,000 and $1,070,000, respectively.

Other Identifiable Intangible Assets

Identifiable intangible assets included in Other Assets consist of debt issuance costs.

Debt issuance costs at December 31, 2015 and 2014, net of accumulated amortization of approximately $21,000 and $27,000, respectively, amounted to approximately $7,000 and $9,000, respectively, and are amortized over the two year term of the agreement.

The Company’s identifiable intangible assets are reviewed for potential impairment whenever events or circumstances indicate that the carrying amounts may not be recoverable. During the years ended, December 31, 2015 and 2014, the Company determined that its identifiable intangible assets were not impaired.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Impact of Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard will be effective for the Company on January 1, 2018, which is the effective date for public companies. Early application is permitted as of January 1, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU No. 2014-09 will have on its financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Interest – Imputation of Interest (Subtopic 835-30) – Simplifying the Presentation of Debt Issuance Costs. ASU No. 2015-03 simplifies the presentation of debt issuance costs by requiring that the costs related to a recognized debt liability be presented in the consolidated balance sheet as a direct reduction from the carrying amount of that liability. ASU No. 2015-03 is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. ASU No. 2015-03 is required to be applied retrospectively to all periods presented beginning in the year of adoption. Early adoption is permitted. The Company does not anticipate the adoption of this ASU to have a material impact on the Company’s financial position or results of operations.

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

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740) Balance Sheet Classification of Deferred Taxes, which simplifies the presentation of deferred income taxes. The ASU provides presentation requirements to classify deferred tax assets and liabilities as noncurrent in a classified balance sheet. The standard is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted for any interim and annual financial statements that have not yet been issued. The new guidance may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company does not expect the adoption of this standard to have a material impact on the Company’s consolidated financial statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Impact of Recently Issued Accounting Pronouncements (Continued)

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842)(ASU 2016-02). Under ASU No. 2016-2, an entity will be required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU No. 2016-02 offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. For public companies, ASU No. 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, and requires a modified retrospective adoption, with early adoption permitted. The Company is currently evaluating the impact of these changes to the Company’s consolidated financial statements.

Except as noted above, the Company’s management does not believe that recent codified pronouncements by the Financial Accounting Standards Board (“FASB”) (including its EITF), the AICPA or the Securities and Exchange Commission will have a material impact on the Company’s current or future consolidated financial statements.

2015 Compared to 2014

Results of Operations

Paradise, Inc. is the leading producer of glace’ fruit, a primary ingredient of fruit cakes sold to manufacturing bakers, institutional users and supermarkets for sale during the holiday seasons of Thanksgiving and Christmas. Paradise, Inc. consists of two business segments, fruit and plastics. Fruit segment net sales represented 68.3% of consolidated net sales during the current twelve month reporting period ending December 31, 2015. Fruit segment net sales for 2015 decreased 2.3% to $16,202,626 from $16,581,479 for the similar reporting period of 2014 as consolidation within the Supermarket industry over the past twelve months limited the number of outlets for the company to sell its glace’ fruit products. To offset the reduction in physical store locations, Paradise, Inc. has reached out through the internet to market and sell its products. During 2015, the Company sold via Amazon’s web-site glace’ fruit products totaling approximately $117,000 in net sales. Understanding this amount is less than .5% of overall fruit segment sales, it does represent a 19% increase in internet sales over 2014 and will in the future continue to be an integral part of Paradise, Inc.’s marketing effort to expand its sale of glace’ fruit.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

2015 Compared to 2014 (Continued)

Results of Operations (Continued)

Paradise Plastics, Inc., a wholly owned subsidiary of Paradise, Inc., represented 31.7% of consolidated net sales during 2015. Total plastics net sales decreased 12.4% to $7,531,815 for the twelve months ending December 31, 2015 compared to $8,601,555 for the similar reporting period of December 31, 2014. This decrease as first disclosed during the Company’s 2015 first quarter filing is directly attributable to a decision by a long term plastics customer within the housing market to transition production of a next generation injection molding part to their facility as of January 1, 2015. To counter this impact, Paradise Plastics, Inc. is continuing to aggressively market its plastics expertise to other industries such as medical supplies, food processing and aerospace. As mentioned in previous filings, the Company made a financial commitment during 2014 to become ISO9001 compliant. This certification process represents a series of standards, developed by the International Organization for Standardization (ISO) for manufacturing companies and will be emphasized as we continue to seek new business opportunities.

Consolidated cost of sales decreased, as a percentage of overall sales, approximately 8.8% during the twelve months ending December 31, 2015 compared to the similar reporting period of 2014. This overall percentage decrease was due to the need to process an additional 1.9 million lbs. of raw fruit materials into fruit in drum inventory during 2015. Delays in the shipment and receipt of certain raw fruit commodities from overseas suppliers during 2014 reduced the six month window of time needed to process these raw fruit commodities into fruit in drum inventory. Thus, the increase in the number of lbs. processed during the months of May through October, 2015 allocated over a relatively fixed amount of factory overhead for such major categories as labor, property insurance, maintenance and depreciation resulted in the driving factor to reduce overall cost of sales by 8.8%. Correspondingly, the increase of fruit in drum inventory resulted in a $694,760 increase in overall inventory at December 31, 2015 compared to December 31, 2014.

Selling, general and administrative expenses increased $225,168 or 4.9% for the twelve months ending December 31, 2015 compared to the similar reporting period of 2014. The main reason for this increase is related to the decision of Paradise, Inc.’s management to expense to current operations a total of $140,401 in outstanding receivables and inventory owed to Paradise Plastics, Inc. from a customer that ceased operations during the third quarter of 2015. All legal cost incurred in trying to recover any portion of this amount totaling approximately $25,000, has been expensed during 2015.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

2015 Compared to 2014 (Continued)

Results of Operations (Continued)

Paradise, Inc.’s interest expense on its revolving line of credit for the twelve months ended December 31, 2015 was $0 compared to $2,016 for December 31, 2014. Interest expense when incurred is directly related to cash advances received from the Company’s primary lender’s revolving line of credit as the Company needs to procure sizable amounts of inventory months in advance of its holiday selling season. As of December 31, 2015, the Company’s revolving line of credit balance was $0, its letters of credit balance was $582,839 and all debt and loan covenants required by its primary lender were in full compliance. Paradise, Inc.’s revolving line of credit has a maximum limit of $12,000,000 with a borrowing base of 80% of the Company’s eligible receivables plus the lesser of $6,000,000 or 50% of the Company’s eligible inventory from January through May of each year and 60% of eligible inventory from June to December of each year. This agreement is secured by all the assets of the Company and the agreement requires that certain conditions are met for the Company to continue borrowing, including debt service coverage and debt to equity ratios and other financial covenants including an agreement not to encumber a mortgage on the property without bank approval. Interest is payable monthly at the bank’s LIBOR rate plus 1.75%. Paradise, Inc.’s revolving line of credit is with a financial institution for a two year period maturing on July 31, 2017.

Other Significant Items

Accounts Receivable balance less allowances for sales returns at December 31, 2015 was $2,182,306 compared to $3,046,669 at December 31, 2014. This represents a decrease of $864,363 or 28.4%. The primary reason for this decrease is attributable to timing, as several large customers of Company’s retail fruit products made payments up to 60 days earlier in 2015 compared to the previous year. Furthermore, as disclosed in Note 1 under significant accounting policies, management provides for estimated product returns by applying an allowance against Accounts Receivable for the invoice amount of the return. During 2015, the Company did experience an increase in returns from customers as of December 31, 2015 which resulted in the allowance for sales returns of $1,066,314 compared to $912,789 as of December 31, 2014.

The Company finances ongoing operations primarily with cash provided by our operating activities, which are seasonal in nature. The principal sources of liquidity are cash flows provided by operating activities, existing cash, and a line of credit facility. At December 31, 2015 and December 31, 2014, the Company had $8,791,938 and $7,788,010 respectively, in cash. Additionally, a revolving line of credit facility is available with a maximum limit of $12 million and a borrowing limit of 80% of the Company’s eligible receivables plus up to 50% of the Company’s eligible inventory. Up to $1,750,000 of the facility is available for issuance of import letters of credit. At December 31, 2015 and 2014, $582,839 and $112,879, respectively, was due for issued letters of credit under the facility and there were no outstanding advances at December 31, 2015 and 2014. Net cash increased $1,003,928 as net cash provided by operating and financing activities totaled $1,887,456, which was offset by $883,528 in investing activities.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

2015 Compared to 2014 (Continued)

Summary

Paradise, Inc.’s consolidated net sales decreased $1,448,593 to $23,734,441 for 2015 compared to $25,183,034 for 2014 primarily due to a decision by a long term plastics customer to bring production of certain thermoforming parts produced by Paradise Plastics, Inc. to their own facility. Offsetting this loss of net sales was a decrease in cost of sales of $1,744,841 as delays in the receipt of raw fruit materials during 2014 resulted in the processing of an additional 1.9 million lbs. of fruit in drum inventory during 2015. The combination of these two events along with the write off of $140,401 in accounts receivable and inventory related to a plastics customer during the third quarter of 2015 resulted in a slight increase in net income after provision for income taxes as of December 31, 2015 of $23,192. Net income after provision of income taxes as of December 31, 2015 was $512,758 or $0.99 earnings per share compared to $489,566 or $0.94 earnings per share as of December 31, 2014.

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

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

2014 Compared to 2013 (Continued)

Results of Operations (Continued)

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

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

2014 Compared to 2013 (Continued)

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

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

2014 Compared to 2013 (Continued)

Summary

Paradise, Inc.’s consolidated net sales increased to $25,183,034 for 2014 compared to $23,855,261 for 2013. Net income after provision for income taxes was $489,566 or $0.94 earnings per share for 2014 compared to $781,960 or $1.50 earnings per share for 2013.

Item 8.	Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

Paradise, Inc.

We have audited the accompanying consolidated balance sheets of Paradise, Inc., and subsidiaries (“the Company”) as of December 31, 2015 and 2014 and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the years in the two year period ended December 31, 2015. Paradise, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Paradise, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

/s/ Warren Averett, LLC

Tampa, Florida
March 30, 2016

PARADISE, INC.

AND SUBSIDIARIES

Consolidated Balance Sheets

ASSETS

	DECEMBER 31,
	2015	2014

CURRENT ASSETS:
Cash	$8,791,938	$7,788,010
Accounts Receivable, Net of Allowance for Doubtful Accounts of $ -0- and Allowance for Returns of $1,066,314 (2015) and $912,789 (2014)	2,182,306	3,046,669
Inventories	8,179,669	7,484,909
Income Tax Receivable	76,290	78,277
Prepaid Expenses and Other Current Assets	318,250	306,951
Deferred Income Tax Asset	241,834	277,291

Total Current Assets	19,790,287	18,982,107

PROPERTY, PLANT AND EQUIPMENT:
Net of Accumulated Depreciation of $18,294,592 (2015) and $17,880,096 (2014)	3,924,480	3,473,829

GOODWILL	413,280	413,280

CUSTOMER BASE AND NON-COMPETE AGREEMENT	62,092	187,977

OTHER ASSETS	392,426	451,373

TOTAL ASSETS	$24,582,565	$23,508,566

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements

LIABILITIES AND STOCKHOLDERS’ EQUITY

	DECEMBER 31,
	2015	2014

CURRENT LIABILITIES:
Short-Term Debt	$582,839	$112,879
Accounts Payable	615,928	603,342
Accrued Expenses	843,851	819,458

Total Current Liabilities	2,042,618	1,535,679

DEFERRED INCOME TAX LIABILITY	315,125	203,667

Total Liabilities	2,357,743	1,739,346

STOCKHOLDERS’ EQUITY:
Common Stock, $.30 Par Value, 2,000,000 Shares Authorized, 583,094 Shares Issued and 519,600 Shares Outstanding	174,928	174,928
Capital in Excess of Par Value	1,288,793	1,288,793
Retained Earnings	21,034,320	20,578,718

	22,498,041	22,042,439

Less: Common Stock in Treasury, at Cost, 63,494 Shares	273,219	273,219

Total Stockholders’ Equity	22,224,822	21,769,220

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$24,582,565	$23,508,566

PARADISE, INC.

AND SUBSIDIARIES

Consolidated Statements of Income

	FOR THE YEARS ENDED
	DECEMBER 31,
	2015	2014

NET SALES	$23,734,441	$25,183,034

COSTS AND EXPENSES:
Cost of Goods Sold	18,005,311	19,750,152
Selling, General and Administrative Expenses	4,790,856	4,565,688
Amortization Expense	139,885	143,885
Interest Expense	-	2,216

Total Costs and Expenses	22,936,052	24,461,941

INCOME FROM OPERATIONS	798,389	721,093

OTHER INCOME – NET	19,885	52,301

INCOME BEFORE PROVISION FOR INCOME TAXES	818,274	773,394

PROVISION FOR INCOME TAXES	305,516	283,828

NET INCOME	$512,758	$489,566

EARNINGS PER SHARE:

Basic	$0.99	$0.94

Diluted	$0.99	$0.94

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements

PARADISE, INC.

AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2015 and 2014

		CAPITAL IN
	COMMON	EXCESS OF	RETAINED	TREASURY
	STOCK	PAR VALUE	EARNINGS	STOCK	TOTAL

Balance, December 31, 2013	$174,928	$1,288,793	$20,146,308	$(273,219)	$21,336,810

Cash Dividends Declared, $.11 per Share			(57,156)		(57,156)

Net Income			489,566		489,566

Balance, December 31, 2014	174,928	1,288,793	20,578,718	(273,219)	21,769,220

Cash Dividends Declared, $.11 per Share			(57,156)		(57,156)

Net Income			512,758		512,758

Balance, December 31, 2015	$174,928	$1,288,793	$21,034,320	$(273,219)	$22,224,822

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements

PARADISE, INC.

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	FOR THE YEARS ENDED
	DECEMBER 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$512,758	$489,566
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Provision for Sales Returns	153,525	15,243
Provision for Estimated Inventory Returns	(132,227)	(10,595)
Provision for Deferred Income Taxes	146,915	(40,520)
Depreciation and Amortization	579,604	623,502
Decrease (Increase) in:
Accounts Receivable	710,838	(692,591)
Inventories	(562,533)	1,363,484
Prepaid Expenses and Other Current Assets	(11,299)	(2,139)
Income Tax Receivable	1,987	200,942
Other Assets	38,095	(213,784)
Increase (Decrease) in:
Accounts Payable	12,596	295,521
Accrued Expenses	24,393	(104,082)

Net Cash Provided by Operating Activities	1,474,652	1,924,547

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Property, Plant and Equipment	(890,370)	(137,020)
Change in Cash Surrender Value of Life Insurance	6,842	28,394

Net Cash Used in Investing Activities	(883,528)	(108,626)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Short-Term Debt	1,738,557	1,398,473
Dividends Paid	(57,156)	(57,156)
Payments on Short-Term Debt	(1,268,597)	(1,285,594)

Net Cash Provided by Financing Activities	412,804	55,723

PARADISE, INC.

AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)

	FOR THE YEARS ENDED
	DECEMBER 31,
	2015	2014

NET CHANGE IN CASH	1,003,928	1,871,644

CASH, at Beginning of Year	7,788,010	5,916,366

CASH, at End of Year	$8,791,938	$7,788,010

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash Paid During the Year for:

Interest	$-	$2,216

Income Taxes	$268,750	$45,000

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements

PARADISE, INC.

AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

NOTE 1:	SIGNIFICANT ACCOUNTING POLICIES

Paradise, Inc. operations are conducted through two business segments, candied fruit and molded plastics. The primary operations of the fruit segment is production of candied fruit, a basic fruitcake ingredient, sold to manufacturing bakers, institutional users, and retailers for use in home baking. Also, based on market conditions, the processing of frozen strawberry products, for sale to commercial and institutional users such as preserves, dairies, drink manufacturers, etc. The molded plastics segment provides production of plastic containers for the Company’s products and other molded plastics for sale to unaffiliated customers. Substantially all of the Company’s customers are located in the United States of America.

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

DECEMBER 31, 2015 AND 2014

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

Management considers the remaining accounts receivable to be fully collectible; accordingly, no allowance for doubtful accounts has been established as of December 31, 2015 and 2014. If accounts become uncollectible, they will be charged to operations when that determination is made. The Company does not have a policy to charge interest on past due amounts. Accounts Receivable are considered past due based on invoice terms.

The Company recognizes revenue upon the shipment or delivery of goods, depending on the agreed upon terms with its customers.

Inventories

Inventories are valued at the lower of cost (first-in, first-out) or market. Cost includes material, labor, factory overhead and depreciation.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Generally, the straight-line method is used in computing depreciation. Estimated useful lives of property, plant and equipment range from 3 – 40 years.

Expenditures which significantly increase values or extend useful lives are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. Upon sale or retirement of property, plant and equipment, the cost and related accumulated depreciation are eliminated from the respective accounts and the resulting gain or loss is included in the current earnings.

PARADISE, INC.

AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

NOTE 1:	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Goodwill

Goodwill totaling $413,280 represents the excess purchase price over the fair value of the net assets acquired in the acquisition of Mastercraft Products Corporation. These costs are reviewed for impairment at least annually or more frequently upon the occurrence of an event or when circumstances indicate that goodwill may be impaired. During the years ended, December 31, 2015 and 2014, the Company determined that its goodwill was not impaired.

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

Gross debt issuance costs, amounted to approximately $12,000 and $36,000 as of December 31, 2015 and 2014, respectively and are amortized over the two year term of the agreement.

The Company’s identifiable intangible assets are reviewed for potential impairment whenever events or circumstances indicate that the carrying amounts may not be recoverable. During the years ended, December 31, 2015 and 2014, the Company determined that its identifiable intangible assets were not impaired.

Amortization expense of intangible assets subject to amortization for the years ended December 31, 2015 and 2014 was $139,885 and $143,885, respectively.

PARADISE, INC.

AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

NOTE 1:	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Identifiable Intangible Assets (Continued)

Accumulated amortization as of December 31, 2015 and 2014 totaled $1,200,908 and $1,097,023, respectively.

Future amortization expense is anticipated to be $69,092 for the year ended December 31, 2016.

Selling Expenses

The Company considers freight delivery costs to be selling expenses and has included $634,425 (2015) and $668,862 (2014) in selling, general and administrative expenses in the accompanying statements of income.

PARADISE, INC.

AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

NOTE 1:	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Employee Benefit Plan

The Company has a 401(k) retirement plan for all eligible employees. Eligibility requirements for employees are based on completing 1,000 hours of service by the end of the first twelve months of consecutive employment and being at least 21 years old. Employee contributions are voluntary and subject to Internal Revenue Service limitations. The Company provides a matching contribution subject to annual review of the Company’s financial performance. For the years ended December 31, 2015 and 2014, the Company incurred $29,223 and $49,231, respectively, in 401(k) expense.

Earnings Per Share

Basic and diluted earnings per common share are based on the weighted average number of shares outstanding and assumed to be outstanding of 519,600 shares at December 31, 2015 and 2014. There are no dilutive securities outstanding at December 31, 2015 and 2014.

Reclassifications

Certain minor reclassifications have been made to the 2014 consolidated financial statements in order to conform to the classifications used in 2015.

Impact of Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard will be effective for the Company on January 1, 2018, which is the effective date for public companies. Early application is permitted as of January 1, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its consolidated financial statements.

PARADISE, INC.

AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

NOTE 1:	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Impact of Recently Issued Accounting Pronouncements (Continued)

In April 2015, the FASB issued ASU No. 2015-03, Interest – Imputation of Interest (Subtopic 835-30) – Simplifying the Presentation of Debt Issuance Costs. ASU No. 2015-03 simplifies the presentation of debt issuance costs by requiring that the costs related to a recognized debt liability be presented in the consolidated balance sheet as a direct reduction from the carrying amount of that liability. ASU No. 2015-03 is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. ASU No. 2015-03 is required to be applied retrospectively to all periods presented beginning in the year of adoption. Early adoption is permitted. The Company does not anticipate the adoption of this ASU to have a material impact on the Company’s financial position or results of operations.

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

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740) Balance Sheet Classification of Deferred Taxes, which simplifies the presentation of deferred income taxes. The ASU provides presentation requirements to classify deferred tax assets and liabilities as noncurrent in a classified balance sheet. The standard is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted for any interim and annual financial statements that have not yet been issued. The new guidance may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company does not expect the adoption of this standard to have a material impact on the Company’s consolidated financial statements.

PARADISE, INC.

AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

NOTE 1:	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Impact of Recently Issued Accounting Pronouncements (Continued)

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842)(ASU 2016-02). Under ASU 2016-2, an entity will be required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU 2016-02 offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. For public companies, ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, and requires a modified retrospective adoption, with early adoption permitted. The Company is currently evaluating the impact of these changes to the Company’s consolidated financial statements.

Except as noted above, the Company’s management does not believe that recent codified pronouncements by the Financial Accounting Standards Board (“FASB”) (including its EITF), the AICPA or the Securities and Exchange Commission will have a material impact on the Company’s current or future consolidated financial statements.

NOTE 2:	INVENTORIES

	2015	2014

Supplies	$161,258	$168,275
Raw Materials	5,114,439	4,495,924
Work in Progress	785,711	987,614
Finished Goods	2,118,261	1,833,096

Total	$8,179,669	$7,484,909

Included in Finished Goods inventory are estimated returns related to the Provision for Sales Returns totaling $821,048 (2015) and $688,821 (2014).

Substantially all inventories are pledged as collateral for certain short-term obligations.

PARADISE, INC.

AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

NOTE 3:	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	2015	2014

Land and Improvements	$656,040	$656,040
Buildings and Improvements	7,102,413	7,095,184
Machinery and Equipment	12,782,237	12,313,391
Vehicles	701,968	554,217
Furniture and Fixtures	723,912	735,093
Construction in Progress	252,502	-

Total	22,219,072	21,353,925
Less: Accumulated Depreciation	18,294,592	17,880,096

NET	$3,924,480	$3,473,829

All of the real property, machinery and equipment are pledged as collateral for the Company’s short-term debt obligations.

Depreciation expense for the years ended December 31, 2015 and 2014 was $439,719 and $479,617, respectively.

NOTE 4:	SHORT-TERM DEBT

	2015	2014

Letters of credit and other short-term debt under a revolving line of credit with a bank.	$582,839	$112,879

TOTAL	$582,839	$112,879

On July 31, 2015, Paradise, Inc. renewed its revolving line of credit with SunTrust Bank through July 31, 2017. This renewal provides for a maximum limit of $12 million and a borrowing limit of 80% of the Company’s eligible receivables plus the lessor of $6,000,000 or 50% of the Company’s eligible inventory from January 1 to May 31 and 60% from June 1 to December 31 of each year. Within this agreement are letters of credit with a limit of $1,750,000. The agreement is secured by all of the assets of the Company and requires that certain conditions are met for the Company to continue borrowing, including debt service coverage and debt to equity ratios and other financial covenants including an agreement not to encumber a mortgage on the property without bank approval. The Company was in compliance with these covenants at December 31, 2015. Interest is payable monthly at the bank’s LIBOR plus 1.75% (2.0% at December 31, 2015).

PARADISE, INC.

AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

NOTE 5:	OPERATING LEASES

The Company leases certain automobiles and office equipment under operating leases ranging in length from thirty-six to sixty months. Lease payments charged to operations amounted to $90,195 (2015) and $85,148 (2014), respectively.

At December 31, 2015, future minimum payments required under leases with terms greater than one year are as follows:

Years Ending	Operating
December 31,	Leases

2016	$55,552
2017	32,179
2018	17,360

Total Minimum Lease Payments	$105,091

NOTE 6:	ACCRUED EXPENSES

Accrued Expenses consisted of the following:

	2015	2014

Accrued Payroll and Bonuses	$274,064	$219,719
Accrued Brokerage Payable	173,580	294,739
Other Accrued Expenses	20,043	15,539
Coupon Reimbursement	60,446	70,795
Accrued Credit Due to Customers	128,410	132,329
Accrued Insurance Payable	-	7,931
Income Taxes Payable	187,308	78,406

Total	$843,851	$819,458

PARADISE, INC.

AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

NOTE 7:	PROVISION FOR FEDERAL AND STATE INCOME TAXES

The provisions for income taxes are comprised of the following amounts:

	2015	2014

Current:
Federal	$102,950	$276,941
State	55,651	47,407

	158,601	324,348

Deferred:
Federal	132,743	(36,611)
State	14,172	(3,909)

	146,915	(40,520)

Total Provision for Income Taxes	$305,516	$283,828

A reconciliation of the differences between the tax provisions attributable to income from continuing operations and the tax provision at the statutory Federal income tax rate follows:

	2015	2014

Income Taxes Computed at Statutory Rate	$278,213	$262,954
State Income Tax,
Net of Federal Income Tax Benefit	29,703	28,074
Other, Net	(2,400)	(7,200)

Provision for Income Taxes	$305,516	$283,828

PARADISE, INC.

AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

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

Significant components of the Company’s deferred tax assets and liabilities at December 31, 2015 and 2014 were:

	2015	2014

Deferred Tax Assets resulting from:
Inventory Valuation	$269,204	$193,012
Allowance for Sales Returns and Related Provision for Return of Finished Goods	92,294	84,279
Prepaid Expenses	(119,664)	-

Total Deferred Tax Assets	241,834	277,291

Deferred Tax Liabilities resulting from:
Tax over Book Depreciation	(315,125)	(203,667)

Net Deferred Tax (Liability) Asset	$(73,291)	$73,624

The Net Deferred Tax (Liability )Asset is reflected in the Balance Sheet under these captions:
Current Deferred Income Tax Asset	$241,834	$277,291
Long-Term Deferred Income Tax Liability	(315,125)	(203,667)

	$(73,291)	$73,624

PARADISE, INC.

AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

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

As of December 31, 2015 and 2014, we do not expect that any of the tax positions taken by the Company, if challenged, would result in a significant tax liability.

PARADISE, INC.

AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

NOTE 8:	BUSINESS SEGMENT DATA

The Company’s operations are conducted through two business segments. These segments, and the primary operations of each, are as follows:

BUSINESS SEGMENT	OPERATION

Candied Fruit	Production of candied fruit, a basic fruitcake ingredient, sold to manufacturing bakers, institutional users, and retailers for use in home baking. Also, based on market conditions, the processing of frozen strawberry products, for sale to commercial and institutional users such as preservers, dairies, drink manufacturers, etc.

Molded Plastics	Production of plastics containers and other molded plastics for sale to various food processors and others.

	YEAR ENDED	YEAR ENDED
	2015	2014

NET SALES IN EACH SEGMENT

Candied Fruit:
Sales to Unaffiliated Customers	$16,202,626	$16,581,479

Molded Plastics:
Sales to Unaffiliated Customers	7,531,815	8,601,555

Net Sales	$23,734,441	$25,183,034

PARADISE, INC.

AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

NOTE 8:	BUSINESS SEGMENT DATA (CONTINUED)

	YEAR ENDED	YEAR ENDED
	2015	2014

THE OPERATING PROFIT OF EACH SEGMENT IS LISTED BELOW

Candied Fruit	$4,228,325	$3,150,602
Molded Plastics	1,360,920	2,138,395

Operating Profit of Segments	5,589,245	5,288,997

General Corporate Expenses, Net	(4,707,382)	(4,468,045)
General Corporate Depreciation and Amortization Expense	(83,474)	(97,643)
Interest Expense	-	(2,216)
Other Income	19,885	52,301

Income Before Provision for Income Taxes	$818,274	$773,394

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

	YEAR ENDED	YEAR ENDED
	2015	2014

Identifiable Assets of Each Segment are Listed Below:

Candied Fruit	$9,161,755	$9,289,619
Molded Plastics	4,874,312	4,719,576

Identifiable Assets	14,036,067	13,922,189
General Corporate Assets	10,546,498	9,499,371

Total Assets	$24,582,565	$23,508,566

PARADISE, INC.

AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

NOTE 8:	BUSINESS SEGMENT DATA (CONTINUED)

Included in Identifiable Assets of the Molded Plastics Segment is goodwill totaling $413,280 at both December 31, 2015 and 2014.

Identifiable assets by segment are those assets that are principally used in the operations of each segment. General corporate assets are principally cash, land and buildings.

	YEAR ENDED	YEAR ENDED
	2015	2014

Depreciation and Amortization Expense of Each Segment are Listed Below:

Candied Fruit	$349,656	$370,970
Molded Plastics	146,474	154,959

Segment Depreciation and Amortization Expense	496,130	525,859
General Corporate Depreciation and Amortization Expense	83,474	97,643

Total Depreciation and Amortization Expense	$579,604	$623,502

	YEAR ENDED	YEAR ENDED
	2015	2014

Capital Expenditures of Each Segment are Listed Below:

Candied Fruit	$361,572	$59,630
Molded Plastics	387,780	77,390

Segment Capital Expenditures	749,352	137,020
General Corporate Capital Expenditures	141,018	-

Total Capital Expenditures	$890,370	$137,020

The Company conducts operations only within the United States. Foreign sales are insignificant; primarily all sales are to domestic companies.

PARADISE, INC.

AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

NOTE 9:	MAJOR CUSTOMERS

During 2015, the Company derived 14.4% and 16.4% of its consolidated revenues from Wal-Mart Stores, Inc. and Aqua Cal, Inc., respectively. During 2014, the Company derived approximately 15.9% and 19.5% of its consolidated revenues from Wal-Mart Stores, Inc. and Aqua Cal, Inc., respectively. As of December 31, 2015 and 2014, Wal-Mart Stores, Inc.’s accounts receivable balance represented 75.9% and 80.9% of total accounts receivable before allowance for returns, respectively, and Aqua Cal, Inc.’s accounts receivable balance represented 14.5% and 15.5% of total accounts receivable at December 31, 2015 and 2014, respectively.

NOTE 10:	MAJOR VENDORS

During 2015 and 2014, the Company purchased 44% and 28% of its inventory from three and two suppliers, respectively. As of December 31, 2015 and 2014, the Company did not have any amounts owed to these suppliers.

NOTE 11:	CONCENTRATION OF CREDIT RISK

Cash is maintained at a major financial institution and, at times, balances may exceed federally insured limits. The Company’s deposits in excess of federally insured limits at December 31, 2015 and 2014 were approximately $8,593,000 and $7,615,000, respectively.

NOTE 12:	SUBSEQUENT EVENT

On March 17, 2016, Paradise, Inc. declared a regular dividend of $.15 per share to stockholders of record on April 15, 2016.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of our year ended December 31, 2015 pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of our year ended December 31, 2015, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the year ended December 31, 2015 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Our management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. Management’s evaluation was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Our internal control over financial reporting includes those policies and procedures that:

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

Because of its inherent limitations, internal control over financial reporting determined to be effective can provide only reasonable assurance with respect to financial statement preparation and may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of our year ended December 31, 2015, our internal control over financial reporting was effective.

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

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors of the Registrant

Melvin S. Gordon –	CEO, Chairman and Director of the Registrant, 82 years old.
Term of office will expire at next stockholders’ meeting.
Officer with Registrant past 51 years.

Eugene L. Weiner –	Vice-President of the Registrant, 84 years old.
Term of office will expire at next stockholders’ meeting.
Officer with Registrant past 50 years.

Randy S. Gordon –	President of the Registrant, 60 years old.
Term of office will expire at next stockholders’ meeting.
Employee or officer of Registrant past 37 years.

Tracy W. Schulis –	Senior Vice-President and Secretary of the Registrant,
58 years old. Term of office will expire at next stockholders’
meeting. Employee or officer of Registrant past 36 years.

Mark H. Gordon –	Executive Vice-President of the Registrant, 53 years old.
Term of office will expire at next stockholders’ meeting.
Employee or Officer of Registrant past 30 years.

Executive Officers of the Registrant

Melvin S. Gordon –	CEO, Chairman and Director, 82 years old.
Term of office will expire at next annual directors’ meeting.
Officer with Registrant past 51 years.

Eugene L. Weiner –	Vice-President, 84 years old.
Term of office will expire at next annual directors’ meeting.
Officer with Registrant past 50 years.

Randy S. Gordon –	President, 60 years old.
Term of office will expire at next annual directors’ meeting.
Employee or officer of Registrant past 37 years.

Tracy W. Schulis –	Senior Vice-President and Secretary, 58 years old.
Term of office will expire at next annual directors’ meeting.
Employee or officer of Registrant past 36 years.

Mark H. Gordon –	Executive Vice-President, 53 years old.
Term of office will expire at next annual directors’ meeting.
Employee or Officer of Registrant past 30 years.

Jack M. Laskowitz –	CFO and Treasurer, 59 years old.
Term of office will expire at next annual directors’ meeting. Employee or officer with Registrant past 15 years.

III-1

Item 10.	Directors, Executive Officers and Corporate Governance (Continued)

Family Relationships

Melvin S. Gordon is a first cousin by marriage to Eugene L. Weiner.

Melvin S. Gordon is the father of Randy S. Gordon and Mark H. Gordon and the father-in-law of Tracy W. Schulis.

Audit Committee Financial Expert

Rules adopted by the Securities and Exchange Commission (the “SEC”) to implement sections of the Sarbanes-Oxley Act of 2002 (the “Act”) require disclosure of whether the Company has an audit committee financial expert on its audit committee. The Company has not formally designated an audit committee; however, the Act stipulates that if no such committee exists, then the audit committee is the entire board of directors.

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

III-2

Item 11.	Executive Compensation

(a)	and (b)	The following summary compensation table sets forth all remuneration paid or accrued by the Company and its subsidiaries for the years ended December 31, 2015 and 2014 to its Chief Executive Officer and the four other highest paid executive officers whose total remuneration exceeded $100,000.

COMPENSATION

				ALL OTHER
NAME AND PRINCIPAL				COMPENSATION
POSITION	YEAR	SALARY	BONUS	( 1 and 2 )

Melvin S. Gordon,
Chief Exec. Officer	2015	$253,701	$48,940	$5,271
	2014	318,968	42,217	5,574

Randy S. Gordon,
President	2015	202,070	47,000	30,778
	2014	202,070	41,037	29,884

Tracy W. Schulis,
Senior Vice-President and Secretary	2015	202,070	51,340	45,628
	2014	202,070	45,041	44,756

Mark H. Gordon,
Executive Vice-President	2015	202,070	43,358	28,043
	2014	202,070	37,677	17,668

Jack M. Laskowitz,
Chief Financial Officer	2015	130,936	27,413	14,691
	2014	112,121	18,763	14,190

NOTES TO THE ABOVE TABLE

1.	Includes personal use of Company automobiles and PS-58 costs.

2.	All Other Compensation includes life insurance premiums paid on behalf of the officers in accordance with the Company’s 162 bonus plan along with matching contributions provided for by the Company’s 401(k) Retirement Savings Plan.

III-3

Item 12.	Security Ownership of Certain Beneficial Owners and Management

(a)	The following table sets forth as of December 31, 2015, information concerning the beneficial ownership of the common stock of the Company by the persons who own, are known by the company to own, or who the Company has been advised have filed with the S.E.C. declarations of beneficial ownership, of more than 5% of the outstanding common stock.

		AMOUNT & NATURE
NAME AND ADDRESS OF	TITLE OF	OF BENEFICIAL		PERCENT
BENEFICIAL OWNER	CLASS	OWNERSHIP (1)		OF CLASS

Melvin S. Gordon	Common
2611 Bayshore Blvd.
Tampa, Florida		192,742	(1)	37.1%

TOTAL		192,742		37.1%

Salvatore Muoio	Common
c/o S. Muoio & Co. LLC
509 Madison Ave. Suite 406
New York, NY 10022		39,166	(2)	7.54%

TOTAL		39,166		7.54%

(1)	Includes 141,760 shares owned by the Helen A. Weaner Family Partnership, Ltd., Mr. Melvin S. Gordon, sole trustee.

(2)	The nature of the beneficial ownership for all shares is sole voting and investment power.

(b)	Beneficial ownership of common stock held by all directors and officers of the Company as a group:

		AMOUNT & NATURE
	TITLE OF	OF BENEFICIAL		PERCENT
	CLASS	OWNERSHIP (1)		OF CLASS

Directors and Officers as a Group	Common	206,019		39.7%

Melvin S. Gordon	Common	192,742	(2)	37.1%

Eugene L. Weiner	Common	307		-

Randy S. Gordon	Common	7,400		1.4

Tracy W. Schulis	Common	2,060		0.4

Mark H. Gordon	Common	3,600		0.7

(1)	The nature of the beneficial ownership for all shares is sole voting and investment power.

(2)	Includes 141,760 shares owned by the Helen A. Weaner Family Partnership, Ltd., Mr. Melvin S. Gordon, sole trustee.

(c)	The Company knows of no contractual arrangements which may at a subsequent date result in a change in control of the Company.

III-4

Item 13.	Certain Relationships and Related Transactions, and Director Independence

None

Item 14.	Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed for professional services rendered by Warren Averett, LLC for the audits of the Company’s annual consolidated financial statements and review of consolidated financial statements included in the Company’s Forms 10-Q for fiscal years 2015 and 2014 were $149,500 and $134,597, respectively. At the time of this filing, not all audit fees had been billed for the 2015 fiscal year.

All Other Fees

Fees billed by Warren Averett, LLC for other products and services provided during the years ended December 31, 2015 and 2014 were approximately $10,000 and $0, respectively.

The Company has not formally designated an audit committee and as a result, the entire board of directors performs the duties of an audit committee. It’s the Board’s policy to pre-approve all services provided by our auditors.

III-5

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

Exhibit (EX-101.INS) – XBRL Instance Document (filed herewith)

Exhibit (EX-101.SCH) – XBRL Taxonomy Extension Schema (filed herewith)

Exhibit (EX-101.CAL) – XBRL Taxonomy Extension Calculation Linkbase (filed herewith)

Exhibit (EX-101.DEF) – XBRL Taxonomy Extension Definition Linkbase (filed herewith)

Exhibit (EX-101.LAB) – XBRL Taxonomy Extension Label Linkbase (filed herewith)

Exhibit (EX-101.PRE) – XBRL Taxonomy Extension Presentation Linkbase (filed herewith)

III-6

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 30, 2016	PARADISE, INC.
Date
/s/ Melvin S. Gordon
Melvin S. Gordon
CEO, Chairman and Director

In accordance with the Exchange Act this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

/s/ Melvin S. Gordon	CEO, Chairman	March 30, 2016
Melvin S. Gordon	and Director	Date

/s/ Eugene L. Weiner	Vice-President	March 30, 2016
Eugene L. Weiner	and Director	Date

/s/ Randy S. Gordon	President and Director	March 30, 2016
Randy S. Gordon		Date

/s/ Tracy W. Schulis	Senior Vice-President,	March 30, 2016
Tracy W. Schulis	Secretary and Director	Date

/s/ Mark H. Gordon	Executive Vice-President	March 30, 2016
Mark H. Gordon	and Director	Date

/s/ Jack M. Laskowitz	CFO and Treasurer	March 30, 2016
Jack M. Laskowitz		Date

III-7