Form 10-Q
period 2016-03-31
PARADISE INC
filed 2016-05-12
CIK 76149

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Act of 1934.

For the quarterly period ended March 31, 2016

or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Act of 1934.

Commission File No. 0-3026

PARADISE, INC.

INCORPORATED IN FLORIDA

I.R.S. EMPLOYER IDENTIFICATION NO. 59-1007583

1200 W. DR. MARTIN LUTHER KING, JR. BLVD.,

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

The number of shares outstanding of each of the issuer’s classes of common stock as of May 12, 2016 was 519,600 shares.

PARADISE, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

INDEX

		PAGE
PART I.	FINANCIAL INFORMATION

	ITEM 1.

	CONSOLIDATED BALANCE SHEETS:

	Assets

	As of March 31, 2016 (Unaudited), December 31, 2015 and March 31, 2015 (Unaudited)	2

	Liabilities and Stockholders’ Equity

	As of March 31, 2016 (Unaudited), December 31, 2015 and March 31, 2015 (Unaudited)	3

	CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED):

	For the three-month periods ended March 31, 2016 and 2015	4

	CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED):

	For the three-month periods ended March 31, 2016 and 2015	5

	NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)	6 – 9

	ITEM 2.

	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	10 – 14

	ITEM 3.

	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK – N/A	14

	ITEM 4.

	CONTROLS AND PROCEDURES	14

PART II.	OTHER INFORMATION

	ITEMS 1 – 6.	15

SIGNATURES		16

PARADISE, INC.	COMMISSION FILE NO. 0-3026

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

PARADISE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	AS OF		AS OF
	MARCH 31,	AS OF	MARCH 31,
	2016	DECEMBER 31,	2015
	(UNAUDITED)	2015	(UNAUDITED)

ASSETS

CURRENT ASSETS:

Cash	$6,830,927	$8,791,938	$6,236,530
Accounts Receivable, Less, Allowances of $0 (03/31/16), $1,066,314 (12/31/15) and $0 (03/31/15)	1,619,055	2,182,306	1,883,449
Inventories:
Raw Materials	7,630,291	5,114,439	5,783,480
Work in Process	12,146	785,711	55,877
Supplies	161,258	161,258	168,275
Finished Goods	2,489,151	2,118,261	3,020,702
Income Tax Receivable	271,004	76,290	390,931
Deferred Income Tax Asset	241,834	241,834	277,291
Prepaid Expenses and Other Current Assets	141,601	318,250	169,431

Total Current Assets	19,397,267	19,790,287	17,985,966

Property, Plant and Equipment, Less, Accumulated Depreciation of $18,397,189 (03/31/16), $18,294,592 (12/31/15) and $17,983,131 (03/31/15)	4,006,193	3,924,480	3,815,270
Goodwill	413,280	413,280	413,280
Customer Base and Non-Compete Agreement	28,732	62,092	156,506
Other Assets	352,538	392,426	371,090

TOTAL ASSETS	$24,198,010	$24,582,565	$22,742,112

See Accompanying Notes to these Consolidated Financial Statements (Unaudited)

	AS OF		AS OF
	MARCH 31,	AS OF	MARCH 31,
	2016	DECEMBER 31,	2015
	(UNAUDITED)	2015	(UNAUDITED)

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Short Term Debt	$702,801	$582,839	$212,724
Accounts Payable	948,384	615,928	795,123
Accrued Expenses	291,861	843,851	250,024

Total Current Liabilities	1,943,046	2,042,618	1,257,871

DEFERRED INCOME TAX LIABILITY	315,125	315,125	203,667

Total Liabilities	2,258,171	2,357,743	1,461,538

STOCKHOLDERS’ EQUITY:
Common Stock: $0.30 Par Value, 2,000,000 Shares Authorized, 583,094 Shares Issued, 519,600 Shares Outstanding	174,928	174,928	174,928
Capital in Excess of Par Value	1,288,793	1,288,793	1,288,793
Retained Earnings	20,749,337	21,034,320	20,090,072
Treasury Stock, at Cost, 63,494 Shares	(273,219)	(273,219)	(273,219)

Total Stockholders’ Equity	21,939,839	22,224,822	21,280,574

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$24,198,010	$24,582,565	$22,742,112

See Accompanying Notes to these Consolidated Financial Statements (Unaudited)

PARADISE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	FOR THE THREE MONTHS ENDED
	MARCH 31,
	2016	2015

Net Sales	$2,962,956	$2,691,757

Costs and Expenses:
Cost of Goods Sold	2,340,039	2,460,173
Selling, General and Administrative Expense	933,355	933,060
Amortization Expense	36,360	35,971

Total Costs and Expenses	3,309,754	3,429,204

Loss from Operations	(346,798)	(737,447)

Other Income	1,743	18,313

Loss Before Income Taxes	(345,055)	(719,134)

Income Tax Benefit	138,022	287,654

Net Loss	$(207,033)	$(431,480)

Loss per Common Share (Basic and Diluted)	$(0.40)	$(0.83)

Dividend per Common Share	$0.15	$0.11

See Accompanying Notes to these Consolidated Financial Statements (Unaudited)

PARADISE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	FOR THE THREE MONTHS ENDED
	MARCH 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(207,033)	$(431,480)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and Amortization	140,152	139,006
Decrease (Increase) in:
Accounts Receivable	563,251	1,163,220
Inventories	(2,113,177)	(1,543,425)
Prepaid Expenses and Other Current Assets	176,649	137,520
Income Tax Receivable	(194,714)	(312,654)
Other Assets	35,888	75,783
Increase (Decrease) in:
Accounts Payable	332,446	191,771
Accrued Liabilities	(629,930)	(626,590)

Net Cash Used in Operating Activities	(1,896,468)	(1,206,849)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Property and Equipment	(184,505)	(444,476)

Net Cash Used in Investing Activities	(184,505)	(444,476)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Short Term Debt	499,437	149,112
Payments on Short Term Debt	(379,475)	(49,267)

Net Cash Provided by Financing Activities	119,962	99,845

NET DECREASE IN CASH	(1,961,011)	(1,551,480)

CASH, AT BEGINNING OF PERIOD	8,791,938	7,788,010

CASH, AT END OF PERIOD	$6,830,927	$6,236,530

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
Income Tax	$244,000	$25,000

Noncash financing activity:
Dividends Declared	$77,940	$57,156

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

The information furnished herein reflects only the adjustments and accruals of a normal recurring nature management believes is necessary to fairly state the operating results for the respective periods. The notes to the unaudited consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company’s Form 10-K for the year ended December 31, 2015. The Company’s management believes that the disclosures are sufficient for interim financial reporting purposes.

Consumer demand for glace’ fruit product is traditionally strongest during the Thanksgiving and Christmas season. Almost 80% of glace’ fruit product sales are recorded during an eight to ten week period beginning in mid September. Therefore, the operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the current year.

Certain minor reclassifications have been made to the consolidated unaudited financial statements for the quarter ended March 31, 2015 to conform to the classifications used for the quarter ended March 31, 2016.

NOTE 2	IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

PARADISE, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

NOTE 2	IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (CONTINUED)

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

PARADISE, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

NOTE 4	BUSINESS SEGMENT DATA

The Company’s operations are conducted through two business segments. These segments, and the primary operations of each, are as follows:

Business Segment	Operation

Fruit	Production of candied fruit, a basic fruitcake ingredient, sold to manufacturing bakers, institutional users, and retailers for use in home baking. Also, based on market conditions, the processing of frozen strawberry products, for sale to commercial and institutional users such as preservers, dairies, drink manufacturers, etc.

Molded Plastics	Production of plastics containers and other molded plastics for sale to various food processors and others.

	March 31,	March 31,
	2016	2015

Net Sales in Each Segment

Fruit:
Sales to Unaffiliated Customers	$853,280	$1,004,288

Molded Plastics:
Sales to Unaffiliated Customers	2,109,676	1,687,469

Net Sales	$2,962,956	$2,691,757

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

PARADISE, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

NOTE 4	BUSINESS SEGMENT DATA (CONTINUED)

	March 31,	March 31,
	2016	2015

Identifiable Assets of Each Segment are Listed Below:

Fruit	$10,517,525	$9,230,689

Molded Plastics	5,193,929	5,404,949

Identifiable Assets	15,711,454	14,635,638

General Corporate Assets	8,486,556	8,106,474

Total Assets	$24,198,010	$22,742,112

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

Overview

Paradise, Inc.’s main business segment, glace’ fruit, a prime ingredient of fruitcakes and other holiday confections, represented 68.3% of total net sales during 2015. These products are sold to manufacturing bakers, institutional users, supermarkets and other retailers throughout the country. Consumer demand for glace’ fruit product is traditionally strongest during the Thanksgiving and Christmas season. Almost 80% of glace’ fruit product sales are recorded during an eight to ten week period beginning in mid September.

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

The First Quarter

Paradise, Inc.’s fruit segment net sales for the first quarter of 2016 totaled $853,280 compared to net sales of $1,004,288 for the similar reporting period of 2015 representing a decrease of $151,008 or 15.0%. The fruit segment has two primary products for sale during the first quarter of the year. The main product is glace’ fruit sold in bulk quantities and shipped to manufacturing bakeries and select supermarkets for the traditional Easter holiday season. Net sales orders received and shipped for bulk glace’ fruit products during the first three months of 2016 were $482,589 compared to $508,223 for the similar reporting period of 2015, representing a decrease of $25,634 or 5.0%. The other main product for sale in the first quarter is finished strawberry items produced exclusively for a local distributor during a short period of time beginning in early March and running through mid April of each year. As in previous years, Paradise, Inc., based on a negotiated price (i.e. tolling fee) will receive and process fresh strawberries through its production facilities on behalf of this distributor. With weather conditions not as favorable as in past years, net sales for the three months ending March 31, 2016 were $370,691 compared to $496,065 representing a decrease of $125,374 for the three months ending March 31, 2015.

Paradise Plastics, Inc., a wholly owned company of Paradise, Inc., which accounted for 31.7% of total net sales to unaffiliated customers for the previous year, generated net sales of $2,109,676 for the three months ended March 31, 2016 compared to $1,687,469 for the similar reporting period of 2015. This represents an increase of $422,207 or 25.0%. The primary reason for this increase relates to a greater amount of sales orders received and shipped to a long term plastics customer for higher priced heavy gauge vacuum forming parts used for their customers within the housing market. While encouraged with increased sales orders received and shipped during the first quarter of 2016 along with higher profit margins than for the similar reporting period for the three months ending March 31, 2015, no determination can be made as to how much additional revenue, if any, will be generated in future reporting periods for 2016. As to most plastics sales orders, commitments for parts are usually for a short term period of up to 90 days. Future revenue can only be determined when re-orders for these plastics parts are received and shipped by Paradise Plastics, Inc. to its customers.

Consolidated cost of sales as a percentage of net sales decreased 12.0% for the first quarter of 2016 compared to the similar reporting period of 2015. Two reasons represent this change. First, the increase in plastics parts ordered and shipped to a long term plastics customer included higher sales prices and therefore higher gross margins. Secondly, during the first quarter of 2016, the Company’s fruit segment commenced production of its in house brining operations producing of 1.6 million lbs. of binned orange peel inventory. With more than an adequate amount of brined orange peel in the Company’s inventory as of January 1, 2015, brining operations for the first quarter of 2015 were postponed. Thus, the increase in seasonal production of brined fruit allocated over a relatively fixed amount of factory overhead (i.e.: insurance, utilities, depreciation and taxes) had an impact of reducing cost of sales as of March 31, 2016 compared to March 31, 2015. However, seasonal production does not represent a trend or an estimate that can be projected for the remainder of 2016. The Company typically starts processing all of its various brined fruit inventory into finished inventory at the beginning of June for each year. Thus, it is important to understand that until this production period, which will run from June through October is completed, the Company will not be able to determine the change cost of sales and its relationship to overall sales.

Selling, general & administrative (S,G&A) expenses for the first three months of 2016 totaled $933,355 and were consistent with S,G&A expenses for the first three months of 2015 which totaled $933,060.

PARADISE, INC.	COMMISSION FILE NO. 0-3026

PART I.	FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Other Significant Items

Other Income for the first quarter of 2016 totaled $1,743 compared to $18,313 for the similar reporting period of 2015. Other income is periodic sales of recycled plastics materials from time to time along with changes in the cash surrender value of two insurance policies owned by the Company on behalf of two senior executives.

Inventory as of March 31, 2016 was $10,292,846 compared to $9,028,334 as of March 31, 2015 representing an increase of $1,264,512 or 14.0% as shipments from suppliers of brined fruit commodities, which may fluctuate based upon many factors common to agricultural products, were received in greater quantities during the first quarter of 2016 than the first quarter of 2015. With several of the Company’s brined fruit commodities being shipped to its processing facility located in Plant City, Florida from as far away as Southeast Asia, timing differences regarding levels of on hand brined fruit will occur at various interim reporting periods. Management’s primary goal at the end of the first quarter of its fiscal year, is to determine if inventory levels are sufficient for the upcoming selling season. For the period in review, this goal has been met.

Short Term Debt and Accounts Payable combined balances as of March 31, 2016 totaled $1,651,185 compared to $1,007,847 for the similar reporting period for 2015. These two accounts are directly related to the increased amount of inventory on hand at March 31, 2016 as referenced in the preceding paragraph.

We finance our ongoing operations primarily with cash provided by our operating activities. Our principal sources of liquidity are our cash flows provided by operating activities, our existing cash, and a line of credit facility. At March 31, 2016 and December 31, 2015, we had $6.8 million and $8.8 million, respectively, in cash. Additionally, we have a revolving line of credit with a maximum limit of $12 million and a borrowing limit of 80% of the Company’s eligible receivables plus 50% of the Company’s eligible inventory from January 1 to May 31 and 60% from June 1 to December 31 of each year, of which $0 was outstanding at March 31, 2016 and December 31, 2015. Within this agreement, there are letters of credit with a limit of $1,750,000, of which $702,801 was outstanding at March 31, 2016 and $582,839 at December 31, 2015. The line of credit agreement expires on July 31, 2017.

Summary

Paradise, Inc.’s consolidated net sales for the three months ended March 31, 2016 totaled $2,962,956 compared to $2,691,757 for the similar reporting period of 2015, representing an increase of 10.1%. This increase is specifically attributable to the plastics segment as increased sales orders were received and shipped related to parts that are needed by a long term customer within the housing market. Cost of sales as a percentage of sales decreased by 12.0% as higher gross margins were realized on these plastics parts. In addition, an increase in brined fruit production during the first quarter of 2016 also impacted a decrease in the cost of sales as a greater amount of production was allocated over a relatively fixed level of factory overhead. Overall, this activity resulted in a net loss of $207,033 for the three months ended March 31, 2016 compared to a net loss of $431,480 for the three months ended March 31, 2015. However, as mentioned in all previous quarterly filings, interim results do not represent any meaningful trends or estimates in annual performance. Only a full year’s accounting of sales and expenses will provide a complete picture of the consolidated operations of the Company.

PARADISE, INC.	COMMISSION FILE NO. 0-3026

PART I.	FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Critical Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make assessments, estimates and assumptions that affect the amounts reported in the consolidated financial statements. We evaluate the accounting policies and estimates used to prepare the consolidated financial statements on an ongoing basis. Critical accounting estimates are those that require management’s most difficult, complex, or subjective judgments and have the most potential to impact our financial position and operating results. For a detailed discussion of our critical accounting estimates, see our Annual Report on Form 10-K for the year ended December 31, 2015. There have been no material changes to our critical accounting estimates during the three months ended March 31, 2016.

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

As of March 31, 2016, our Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures, and they have concluded that we maintain effective disclosure controls and procedures. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2016.

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

PARADISE, INC.
A Florida Corporation

/s/ Randy S. Gordon	Date: May 12, 2016
Randy S. Gordon
President and Chief Executive Officer

/s/ Jack M. Laskowitz	Date: May 12, 2016
Jack M. Laskowitz
Chief Financial Officer and Treasurer