Form 10-Q
period 2016-06-30
PARADISE INC
filed 2016-08-15
CIK 76149

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-Q

_________________

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Act of 1934.

For the quarterly period ended June 30, 2016

or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Act of 1934.

Commission File No. 0-3026

_________________

PARADISE, INC.

_________________

INCORPORATED IN FLORIDA

I.R.S. EMPLOYER IDENTIFICATION NO. 59-1007583

1200 W. DR. MARTIN LUTHER KING, JR. BLVD.,

PLANT CITY, FLORIDA 33563

(813) 752-1155

_________________

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

The number of shares outstanding of each of the issuer’s classes of common stock as of August 15, 2016 was 519,600 shares.

PARADISE, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

INDEX

		PAGE
PART I.	FINANCIAL INFORMATION

	ITEM 1.

	CONSOLIDATED BALANCE SHEETS:

	Assets

	As of June 30, 2016 (Unaudited), December 31, 2015 and June 30, 2015 (Unaudited)	2

	Liabilities and Stockholders’ Equity

	As of June 30, 2016 (Unaudited), December 31, 2015 and June 30, 2015 (Unaudited)	3

	CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED):

	For the three-month periods ended June 30, 2016 and 2015	4

	For the six-month periods ended June 30, 2016 and 2015	5

	CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED):

	For the six-month periods ended June 30, 2016 and 2015	6

	NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)	7 – 10

	ITEM 2.

	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	11 – 15

	ITEM 3.

	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK – N/A	15

	ITEM 4.

	CONTROLS AND PROCEDURES	15

PART II.	OTHER INFORMATION

	ITEMS 1 – 6.	16

SIGNATURES		17

PARADISE, INC.	COMMISSION FILE NO. 0-3026

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

PARADISE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	AS OF		AS OF
	JUNE 30,	AS OF	JUNE 30,
	2016	DECEMBER 31,	2015
	(UNAUDITED)	2015	(UNAUDITED)

ASSETS

CURRENT ASSETS:

Cash	$3,226,323	$8,791,938	$3,356,979
Accounts Receivable, Less, Allowances of $0 (06/30/16), $1,066,314 (12/31/15) and $0 (06/30/15)	1,123,400	2,182,306	1,268,723
Inventories:
Raw Materials	8,354,595	5,114,439	7,547,182
Work in Process	455,950	785,711	249,005
Supplies	161,258	161,258	168,275
Finished Goods	4,772,853	2,118,261	4,516,887
Income Tax Receivable	429,222	76,290	734,241
Deferred Income Tax Asset	241,834	241,834	277,291
Prepaid Expenses and Other Current Assets	436,954	318,250	501,577

Total Current Assets	19,202,389	19,790,287	18,620,160

Property, Plant and Equipment, Less, Accumulated Depreciation of $18,461,580 (06/30/16), $18,294,592 (12/31/15) and $18,088,884 (06/30/15)	3,928,048	3,924,480	3,763,656
Goodwill	413,280	413,280	413,280
Customer Base and Non-Compete Agreement	-	62,092	125,035
Other Assets	370,941	392,426	434,168

TOTAL ASSETS	$23,914,658	$24,582,565	$23,356,299

See Accompanying Notes to these Consolidated Financial Statements (Unaudited)

	AS OF		AS OF
	JUNE 30,	AS OF	JUNE 30,
	2016	DECEMBER 31,	2015
	(UNAUDITED)	2015	(UNAUDITED)

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Short Term Debt	$820,589	$582,839	$1,155,588
Accounts Payable	815,410	615,928	781,612
Accrued Liabilities	106,173	843,851	206,073

Total Current Liabilities	1,742,172	2,042,618	2,143,273

DEFERRED INCOME TAX LIABILITY	315,125	315,125	203,667

Total Liabilities	2,057,297	2,357,743	2,346,940

STOCKHOLDERS’ EQUITY:
Common Stock: $0.30 Par Value, 2,000,000 Shares Authorized, 583,094 Shares Issued, 519,600 Shares Outstanding	174,928	174,928	174,928
Capital in Excess of Par Value	1,288,793	1,288,793	1,288,793
Retained Earnings	20,666,859	21,034,320	19,818,857
Treasury Stock, at Cost, 63,494 Shares	(273,219)	(273,219)	(273,219)

Total Stockholders’ Equity	21,857,361	22,224,822	21,009,359

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$23,914,658	$24,582,565	$23,356,299

PARADISE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	FOR THE THREE MONTHS ENDED
	JUNE 30,
	2016	2015

Net Sales	$2,103,261	$2,479,127

Costs and Expenses:
Cost of Goods Sold	1,525,357	2,023,133
Selling, General and Administrative Expense	742,566	898,586
Amortization Expense	29,843	35,972

Total Costs and Expenses	2,297,766	2,957,691

Loss from Operations	(194,505)	(478,564)

Other Income	48,959	26,539

Loss Before Income Taxes	(145,546)	(452,025)

Income Tax Benefit	58,218	180,810

Net Loss	$(87,328)	$(271,215)

Loss per Common Share (Basic and Diluted)	$(0.17)	$(0.52)

Dividend per Common Share	$0.00	$0.00

See Accompanying Notes to these Consolidated Financial Statements (Unaudited)

PARADISE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	FOR THE SIX MONTHS ENDED
	JUNE 30,
	2016	2015

Net Sales	$5,066,217	$5,170,884

Costs and Expenses:
Cost of Goods Sold	3,865,396	4,483,306
Selling, General and Administrative Expense	1,675,921	1,831,646
Amortization Expense	66,203	71,943

Total Costs and Expenses	5,607,520	6,386,895

Loss from Operations	(541,303)	(1,216,011)

Other Income	50,702	44,852

Loss Before Income Taxes	(490,601)	(1,171,159)

Income Tax Benefit	196,240	468,464

Net Loss	$(294,361)	$(702,695)

Loss per Common Share (Basic and Diluted)	$(0.57)	$(1.35)

Dividend per Common Share	$0.15	$0.11

See Accompanying Notes to these Consolidated Financial Statements (Unaudited)

PARADISE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	FOR THE SIX MONTHS ENDED
	JUNE 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(294,361)	$(702,695)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and Amortization	266,944	280,729
Decrease (Increase) in:
Accounts Receivable	1,058,906	1,777,946
Inventories	(5,564,987)	(4,996,440)
Prepaid Expenses and Other Current Assets	(118,704)	(194,626)
Income Tax Receivable	(352,932)	(655,964)
Other Assets	17,374	8,205
Increase (Decrease) in:
Accounts Payable	204,322	178,260
Accrued Expense	(737,678)	(613,385)

Net Cash Used in Operating Activities	(5,521,116)	(4,917,970)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Property and Equipment	(204,309)	(498,614)

Net Cash Used in Investing Activities	(204,309)	(498,614)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Short Term Debt	820,589	1,268,467
Payments on Short Term Debt	(582,839)	(225,758)
Dividends Paid	(77,940)	(57,156)

Net Cash Provided by Financing Activities	159,810	985,553

NET DECREASE IN CASH	(5,565,615)	(4,431,031)

CASH, AT BEGINNING OF PERIOD	8,791,938	7,788,010

CASH, AT END OF PERIOD	$3,226,323	$3,356,979

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
Income Taxes	$344,000	$187,500

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

Consumer demand for glace’ fruit product is traditionally strongest during the Thanksgiving and Christmas season. Almost 80% of glace’ fruit product sales are recorded during an eight to ten week period beginning in mid September. Therefore, the operating results for the six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the current year.

Certain minor reclassifications have been made to the consolidated unaudited financial statements for the three and six months ended June 30, 2015 to conform to the classifications used for the three and six months ended June 30, 2016.

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

PARADISE, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

NOTE 4	BUSINESS SEGMENT DATA

The Company’s operations are conducted through two business segments. These segments, and the primary operations of each, are as follows:

Business Segment	Operation

Fruit	Production of candied fruit, a basic fruitcake ingredient, sold to manufacturing bakers, institutional users, and retailers for use in home baking. Also, based on market conditions, the processing of frozen strawberry products, for sale to commercial and institutional users such as preservers, dairies, drink manufacturers, etc.

Molded Plastics	Production of plastics containers and other molded plastics for sale to various food processors and others.

	Three months ended	Three months ended
	June 30,	June 30,
	2016	2015
Net Sales in Each Segment

Fruit:
Sales to Unaffiliated Customers	$401,378	$302,841

Molded Plastics:
Sales to Unaffiliated Customers	1,701,883	2,176,286

Net Sales	$2,103,261	$2,479,127

	Six months ended	Six months ended
	June 30,	June 30,
	2016	2015
Net Sales in Each Segment

Fruit:
Sales to Unaffiliated Customers	$1,254,658	$1,307,129

Molded Plastics:
Sales to Unaffiliated Customers	3,811,559	3,863,755

Net Sales	$5,066,217	$5,170,884

PARADISE, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

NOTE 4	BUSINESS SEGMENT DATA (CONTINUED)

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

	June 30,	June 30,
	2016	2015

Identifiable Assets of Each Segment are Listed Below:

Fruit	$13,556,927	$12,343,020

Molded Plastics	5,002,643	5,115,888

Identifiable Assets	18,559,570	17,458,908

General Corporate Assets	5,355,088	5,897,391

Total Assets	$23,914,658	$23,356,299

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

Overview

Paradise, Inc.’s main business segment, glace’ fruit, a prime ingredient of fruitcakes and other holiday confections, represented 68.3% of total net sales during the prior year ended December 31, 2015. These products are sold to manufacturing bakers, institutional users, supermarkets and other retailers throughout the country. Consumer demand for glace’ fruit product is traditionally strongest during the Thanksgiving and Christmas season. Almost 80% of glace’ fruit product sales are recorded during an eight to ten week period beginning in mid September.

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

The Second Quarter

Paradise, Inc.’s fruit segment net sales for the first six months of 2016 totaled $1,254,658 compared to net sales of $1,307,129 for the similar reporting period of 2015 representing a decrease of $52,471 or 4.0%. The fruit segment has two primary products for sale during the first six months of the year. The main product is glace’ fruit sold in bulk quantities and shipped to manufacturing bakeries and select supermarkets for the traditional Easter holiday season. Net sales orders received and shipped for bulk glace’ fruit products during the first six months of 2016 were $799,642 compared to $808,786 for the similar reporting period of 2015, representing a decrease of $9,144 or 1.1%. The other main product for sale in the first six months of each year is finished strawberry items produced exclusively for a local distributor during a short period of time beginning in March and running through mid April of each year. As in previous years, Paradise, Inc., based on a negotiated price (i.e. tolling fee) will receive and process fresh strawberries through its production facilities on behalf of this distributor. With weather conditions not as favorable as in past years, tolling fees received from this local distributor for the six months ending June 30, 2016 were $455,016 compared to $498,343 representing a decrease of $43,327 or 8.7% for the six months ended June 30, 2015.

Paradise Plastics, Inc., a wholly owned subsidiary of Paradise, Inc., which accounted for 31.7% of total net sales to unaffiliated customers for the previous year, generated net sales of $3,811,559 for the six months ended June 30, 2016 compared to $3,863,755 for the similar reporting period of 2015. This represents a decrease of $52,196 or 1.4%. The primary reason for this decrease relates to the timing of sales orders received and shipped between reporting periods to a long term plastics customer for heavy gauge vacuum forming parts used for their customers within the housing market. While management is pleased that plastics sales are in line with mid-year 2015 levels, no forecast or trends can be given as to how much revenue will be generated for the next six months of 2016. Plastics sales can only be determined for up to 90 days as many if not all Paradise Plastics, Inc.’s re-orders range between 30 and 90 days. Future revenue can only be confirmed when re-orders for these plastics parts are received and shipped by Paradise Plastics, Inc. to its customers.

Consolidated cost of sales as a percentage of overall net sales decreased 10.4% for the first six months of 2016 compared to the similar reporting period of 2015. Two reasons represent this change. First, a greater percentage of plastics parts ordered and shipped during the first six months of 2016 compared to the similar reporting period of 2015 were of higher gross margins. Secondly, the fruit segment after not commencing brining operations of orange peel during the first six months of 2015, produced 2.7 million lbs. of brined orange peel inventory during the first six months of 2016. As mentioned during previous interim reporting filings, with more than an adequate amount of brined orange peel in the Company’s inventory as of January 1, 2015, brining operations for orange peel were postponed for 2015. Thus, the increase in seasonal peel production during first half of 2016 allocated over a relatively fixed amount of factory overhead (i.e.: insurance, utilities, depreciation and taxes) had the impact of reducing cost of sales as of June 30, 2016 compared to June 30, 2015. However, seasonal production cycles for various peels does not represent a trend or an estimate that can project the level of cost of sales for a full year. The Company typically starts processing all of its various brined fruit inventory into finished inventory as of June of each year. Thus, it is important to understand that until a full year’s production cycle is completed, the Company will not be able to determine the change in cost of sales and its relationship to overall sales.

Selling, general & administrative (S,G&A) expenses for the first six months of 2016 totaled $1,675,921 compared to $1,831,646 representing a decrease of $155,725 or 8.5% and is primarily related to the retirement of three senior managers during late 2015.

PARADISE, INC.	COMMISSION FILE NO. 0-3026

PART I.	FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Other Significant Items

Other Income for the first six months of 2016 totaled $50,702 compared to $44,852 for the similar reporting period of 2015. Other income is periodic sales of recycled plastics materials along with changes in the cash surrender value of two insurance policies owned by the Company on behalf of two senior executives.

Inventory as of June 30, 2016 totaled $13,744,656 compared to $12,481,349 as of June 30, 2015 representing an increase of $1,263,307 or 10.1% as shipments from suppliers of brined fruit commodities such as pineapple, papaya and ginger, which may fluctuate based upon many factors common to agricultural products, were received in greater quantities during the six months of 2016 than the first six months of 2015. With several of the Company’s brined fruit commodities being shipped to Plant City, Florida from as far away as Southeast Asia, timing differences regarding levels of brined fruit will occur at various interim reporting periods.

Short Term Debt and Accounts Payable combined balances as of June 30, 2016 totaled $1,635,999 compared to $1,937,200 for the similar reporting period for 2015. This represents a decrease of $301,201 and is directly related to the earlier receipt of severed brined fruit commodities mentioned above. As the suppliers and payment terms are consistent with the previous year, Paradise, Inc.’s satisfied a greater amount of its liability to these supplier’s in the second quarter of 2016 compared to the second quarter of 2015.

We finance our ongoing operations primarily with cash provided by our operating activities. Our principal sources of liquidity are our cash flows provided by operating activities, our existing cash, and a line of credit facility. At June 30, 2016 and December 31, 2015, we had $3.2 million and $8.8 million, respectively, in cash. Additionally, we have a revolving line of credit with a maximum limit of $12 million and a borrowing limit of 80% of the Company’s eligible receivables plus 50% of the Company’s eligible inventory from January 1 to May 31 and 60% from June 1 to December 31 of each year, of which $0 was outstanding at June 30, 2016 and December 31, 2015. Within this agreement, there are letters of credit with a limit of $1,750,000, of which $820,589 was outstanding at June 30, 2016 and $582,839 at December 31, 2015. The line of credit agreement expires on July 31, 2017.

Summary

Paradise, Inc.’s consolidated net sales for the six months ended June 30, 2016 totaled $5,066,217 compared to $5,170,884 for the similar reporting period of 2015, representing a decrease of $104,667. Cost of sales as a percentage of sales decreased by 10.4% as higher gross margins were received on these plastics parts. In addition, an increase in brined fruit production during the first six months of 2016 also impacted a decrease in the cost of sales as a greater amount of production was allocated over a relatively fixed level of factory overhead. Furthermore, as mentioned above, selling, general and administrative expenses decreased by $155,725 due to the retirement of three senior managers during 2015. The combination of this activity resulted in a net loss of $294,361 for the six months ended June 30, 2016 compared to a net loss of $702,695 for the six months ended June 30, 2015. However, as mentioned in all previous quarterly filings, interim results do not represent any meaningful trends or estimates. Only a full year’s accounting of sales and expenses will provide a complete picture of the consolidated operations of the Company.

PARADISE, INC.	COMMISSION FILE NO. 0-3026

PART I.	FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Critical Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make assessments, estimates and assumptions that affect the amounts reported in the consolidated financial statements. We evaluate the accounting policies and estimates used to prepare the consolidated financial statements on an ongoing basis. Critical accounting estimates are those that require management’s most difficult, complex, or subjective judgments and have the most potential to impact our financial position and operating results. For a detailed discussion of our critical accounting estimates, see our Annual Report on Form 10-K for the year ended December 31, 2015. There have been no material changes to our critical accounting estimates during the six months ended June 30, 2016.

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

As of June 30, 2016, our Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures, and they have concluded that we maintain effective disclosure controls and procedures. There were no changes in our internal control over financial reporting during the six months ended June 30, 2016.

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

PARADISE, INC.
A Florida Corporation

/s/ Randy S. Gordon	Date: August 15, 2016
Randy S. Gordon
President and Chief Executive Officer

/s/ Jack M. Laskowitz	Date: August 15, 2016
Jack M. Laskowitz
Chief Financial Officer and Treasurer

