Form 10-Q
period 2016-09-30
PARADISE INC
filed 2016-11-14
CIK 76149

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Act of 1934.

For the quarterly period ended September 30, 2016

or

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

The number of shares outstanding of each of the issuer’s classes of common stock as of November 14, 2016 was 519,600 shares.

PARADISE, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

INDEX

		PAGE
PART I.	FINANCIAL INFORMATION

	ITEM 1.

	CONSOLIDATED BALANCE SHEETS:

	Assets

	As of September 30, 2016 (Unaudited), December 31, 2015 and September 30, 2015 (Unaudited)	2

	Liabilities and Stockholders’ Equity

	As of September 30, 2016 (Unaudited), December 31, 2015 and September 30, 2015 (Unaudited)	3

	CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED):

	For the three-month periods ended September 30, 2016 and 2015	4

	For the nine-month periods ended September 30, 2016 and 2015	5

	CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED):

	For the nine-month periods ended September 30, 2016 and 2015	6

	NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)	7 – 10

	ITEM 2.

	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	11 – 14

	ITEM 3.

	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK – N/A	15

	ITEM 4.

	CONTROLS AND PROCEDURES	15

PART II.	OTHER INFORMATION

	ITEMS 1 – 6.	16

SIGNATURES		17

PARADISE, INC.	COMMISSION FILE NO. 0-3026

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

PARADISE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	AS OF		AS OF
	SEPTEMBER 30,	AS OF	SEPTEMBER 30,
	2016	DECEMBER 31,	2015
	(UNAUDITED)	2015	(UNAUDITED)

ASSETS

CURRENT ASSETS:

Cash	$1,138,700	$8,791,938	$1,329,580
Accounts Receivable,
Less, Allowances of $0 (09/30/16),
$1,066,314 (12/31/15) and $0 (09/30/15)	6,378,274	2,182,306	6,678,038
Inventories:
Raw Materials	7,605,280	5,114,439	6,426,620
Work in Process	333,884	785,711	487,769
Supplies	161,258	161,258	168,275
Finished Goods	3,897,230	2,118,261	4,352,239
Income Tax Asset	-	-	265,829
Deferred Income Tax Asset	241,834	241,834	277,291
Prepaid Expenses and Other Current Assets	455,684	318,250	437,130

Total Current Assets	20,212,144	19,713,997	20,422,771

Property, Plant and Equipment, Less, Accumulated Depreciation of $18,557,477 (09/30/16), $18,294,592 (12/31/15) and $18,192,229 (09/30/15)	3,919,133	3,924,480	3,753,580
Goodwill	413,280	413,280	413,280
Customer Base and Non-Compete Agreement	-	62,092	93,563
Other Assets	381,149	392,426	471,978

TOTAL ASSETS	$24,925,706	$24,506,275	$25,155,172

See Accompanying Notes to these Consolidated Financial Statements (Unaudited)

	AS OF		AS OF
	SEPTEMBER 30,	AS OF	SEPTEMBER 30,
	2016	DECEMBER 31,	2015
	(UNAUDITED)	2015	(UNAUDITED)

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Short Term Debt	$291,838	$582,839	$1,385,769
Accounts Payable	712,962	615,928	1,234,036
Accrued Liabilities	607,603	656,543	590,250
Income Taxes Payable	193,185	111,018	-

Total Current Liabilities	1,805,588	1,966,328	3,210,055

DEFERRED INCOME TAX LIABILITY	315,125	315,125	203,667

Total Liabilities	2,120,713	2,281,453	3,413,722

STOCKHOLDERS’ EQUITY:
Common Stock: $0.30 Par Value, 2,000,000 Shares Authorized, 583,094 Shares Issued, 519,600 Shares Outstanding	174,928	174,928	174,928
Capital in Excess of Par Value	1,288,793	1,288,793	1,288,793
Retained Earnings	21,614,491	21,034,320	20,550,948
Treasury Stock, at Cost, 63,494 Shares	(273,219)	(273,219)	(273,219)

Total Stockholders’ Equity	22,804,993	22,224,822	21,741,450

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$24,925,706	$24,506,275	$25,155,172

PARADISE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	FOR THE THREE MONTHS ENDED
	SEPTEMBER 30,
	2016	2015

Net Sales	$8,884,152	$8,861,873

Costs and Expenses:
Cost of Goods Sold	6,173,066	6,453,619
Selling, General and Administrative Expense	1,098,845	1,147,469
Amortization Expense	2,000	32,471

Total Costs and Expenses	7,273,911	7,633,559

Income from Operations	1,610,241	1,228,314

Other Expenses	(30,856)	(24,967)

Income from Operations Before Income Taxes	1,579,385	1,203,347

Provision for Income Taxes	631,753	471,256

Net Income	$947,632	$732,091

Income per Common Share (Basic and Diluted)	$1.82	$1.41

Dividend per Common Share	$0.00	$0.00

See Accompanying Notes to these Consolidated Financial Statements (Unaudited)

PARADISE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	FOR THE NINE MONTHS ENDED
	SEPTEMBER 30,
	2016	2015

Net Sales	$13,950,369	$14,032,757

Costs and Expenses:
Cost of Goods Sold	10,038,462	10,936,925
Selling, General and Administrative Expense	2,774,766	2,979,115
Amortization Expense	68,203	104,414

Total Costs and Expenses	12,881,431	14,020,454

Income from Operations	1,068,938	12,303

Other Income	19,846	19,885

Income from Operations Before Income Taxes	1,088,784	32,188

Provision for Income Taxes	435,513	2,792

Net Income	$653,271	$29,396

Income per Common Share (Basic and Diluted)	$1.26	$0.06

Dividend per Common Share	$0.15	$0.11

See Accompanying Notes to these Consolidated Financial Statements (Unaudited)

PARADISE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	FOR THE NINE MONTHS ENDED
	SEPTEMBER 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$653,271	$29,396
Adjustments to Reconcile Net Income to Net Cash Used in Operating Activities:
Depreciation and Amortization	367,329	416,548
(Increase) Decrease in:
Accounts Receivable	(4,195,968)	(3,631,369)
Inventories	(3,817,983)	(3,949,994)
Prepaid Expenses	(137,434)	(130,179)
Other Assets	5,166	(30,605)
Income Tax Asset	-	(265,958)
Increase (Decrease) in:
Accounts Payable	101,874	630,684
Accrued Liabilities	33,227	(150,802)

Net Cash Used in Operating Activities	(6,990,518)	(7,082,279)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Property and Equipment	(293,779)	(591,885)

Net Cash Used in Investing Activities	(293,779)	(591,885)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on Short Term Debt	(863,527)	(149,112)
Proceeds from Short Term Debt	572,526	1,422,002
Dividends Paid	(77,940)	(57,156)

Net Cash Provided by (Used in) Financing Activities	(368,941)	1,215,734

NET DECREASE IN CASH	(7,653,238)	(6,458,430)

CASH, AT BEGINNING OF PERIOD	8,791,938	7,788,010

CASH, AT END OF PERIOD	$1,138,700	$1,329,580

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:

Income Taxes	$353,346	$268,750

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

Consumer demand for glace’ fruit product is traditionally strongest during the Thanksgiving and Christmas season. Almost 80% of glace’ fruit product sales are recorded during an eight to ten week period beginning in mid September. Therefore, the operating results for the nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the current year.

Certain minor reclassifications have been made to the consolidated unaudited financial statements for the three and nine months ended September 30, 2015 to conform to the classifications used for the three and nine months ended September 30, 2016.

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

PARADISE, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

NOTE 4	BUSINESS SEGMENT DATA

The Company’s operations are conducted through two business segments. These segments, and the primary operations of each, are as follows:

Business Segment	Operation

Fruit	Production of candied fruit, a basic fruitcake ingredient, sold to manufacturing bakers, institutional users, and retailers for use in home baking. Also, based on market conditions, the processing of frozen strawberry products, for sale to commercial and institutional users such as preservers, dairies, drink manufacturers, etc.

Molded Plastics	Production of plastics containers and other molded plastics for sale to various food processors and others.

	Three months ended	Three months ended
	September 30,	September 30,
	2016	2015

Net Sales in Each Segment

Fruit:
Sales to Unaffiliated Customers	$7,389,005	$7,102,818

Molded Plastics:
Sales to Unaffiliated Customers	1,495,147	1,759,055

Net Sales	$8,884,152	$8,861,873

	Nine months ended	Nine months ended
	September 30,	September 30,
	2016	2015

Net Sales in Each Segment

Fruit:
Sales to Unaffiliated Customers	$8,643,663	$8,409,947

Molded Plastics:
Sales to Unaffiliated Customers	5,306,706	5,622,810

Net Sales	$13,950,369	$14,032,757

PARADISE, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

NOTE 4	BUSINESS SEGMENT DATA (CONTINUED)

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

	September 30,	September 30,
	2016	2015

Identifiable Assets of Each Segment are Listed Below:

Fruit	$17,678,419	$16,957,811

Molded Plastics	4,399,853	4,887,629

Identifiable Assets	22,078,272	21,845,440

General Corporate Assets	2,847,434	3,309,732

Total Assets	$24,925,706	$25,155,172

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

Overview

Paradise, Inc.’s main business segment, glace’ fruit, a prime ingredient of fruitcakes and other holiday confections, represented 68.3% of total net sales for the previous year of 2015. These products are sold to manufacturing bakers, institutional users, supermarkets and other retailers throughout the country. Consumer demand for glace’ fruit product is traditionally strongest during the Thanksgiving and Christmas season. Almost 80% of glace’ fruit product sales are recorded for a period of eight to ten weeks beginning in mid September.

Since the majority of the Company’s customers require delivery of glace’ fruit products during this relatively short period of time, Paradise, Inc. must operate at consistent levels of production from as early as January through the middle of November of each year in order to meet peak demands. Furthermore, the Company must make substantial borrowings of short-term working capital to cover the cost of raw materials, factory overhead and labor expense associated with production for inventory. This combination of building and financing inventories during the year, without the opportunity to record any significant fruit product income, may result in the generation of operating losses well into the third quarter of each year. Therefore, it is the opinion of management that meaningful forecasts of annual net sales or profit levels require analysis of a full year’s operations.

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

The First Nine Months

Paradise, Inc.’s fruit segment net sales for the first nine months of 2016 increased 2.8% to $8,643,663 compared to $8,409,947 for the similar nine month reporting period of 2015. This increase is primarily due to timing differences in the receipt of customers’ orders and the corresponding shipping dates for delivery of the Company’s retail glace’ fruit products. Changes in dates of opening orders from customers between interim reporting periods will have a direct impact on net revenue comparisons. Paradise, Inc. recognizes net sales generally upon receipt of its products by its customers. Thus, as merchandise is shipped and received by its customers during different interim reporting periods, timing differences in reported net revenue will occur. Management has consistently disclosed that interim filings are not reliable financial indicators of year-end performance. Only after a full year’s selling season is completed which takes into consideration factors such as the timing of initial orders, product placement on supermarket shelves and consumer demand for holiday fruitcake ingredients, will the Company have any ability to determine whether its sales and marketing efforts for the current year were successful.

Paradise Plastics, Inc., a wholly owned company of Paradise, Inc. which accounted for 38% of total net sales to unaffiliated customers decreased by 5.6% to net sales of $5,306,706 for the nine months ended September 30, 2016 compared to $5,622,810 for the similar reporting period of 2015. While sales to customers of vacuum forming plastics parts within the housing market increased by 5% for the current reporting period over the similar reporting period of 2015, it was not enough net revenue to offset a recent decline in sales related to a long term customer within the Company’s thermoforming operations. As mentioned in previous filings, Paradise Plastics, Inc. produces various types of custom molded plastics for its customers which are then assembled into finished products by its customers. Thus, changes in demand for these finish products by the end user will have a direct impact on our sales. As of the date of filing, management is not able to predict whether the recent decline in sales will continue.

Consolidated cost of sales as a percentage of overall net sales decreased 6.0% for the first nine months of 2016 compared to the similar reporting period of 2015. This is less than the 10.4% decrease in cost of sales reported during the June 30, 2016 filing, however, this decrease is still due to the following two reasons. First, a greater percentage of vacuum forming plastics parts ordered and shipped during the first nine months of 2016 vs. 2015 were of higher gross margins. Secondly, the fruit segment, after not commencing brining operations of orange peel during the first nine months of 2015, produced 2.9 million lbs. of brined orange peel inventory during the first nine months of 2016. With more than an adequate amount of brined orange peel in the Company’s inventory as of January 1, 2015, brining operations for orange peel were postponed for 2015. Thus, the increase in orange peel production during the first nine months of 2016 allocated over a relatively fixed amount of factory overhead (i.e.: insurance, utilities, depreciation and taxes) had the impact of reducing cost of sales as of September 30, 2016 compared to September 30, 2015. However, it is important to understand that until a full year’s production cycle is completed, the Company will not be able to determine to what extent the additional production mentioned above will have on cost of sales as it relates to overall sales.

Inventory as of September 30, 2016 totaled $11,997,652 compared to $11,434,903 as of September 30, 2015 representing an increase of $562,749. This represents an increase of 4.9% and is attributable to the increased orange peel production discussed in the cost of sales section above.

Selling, general & administrative expenses for the first nine months of 2016 totaled $2,774,766 compared to $2,979,115 representing a decrease of $204,349 or 6.9% and is primarily related to the retirement of three senior managers during late 2015.

PARADISE, INC.	COMMISSION FILE NO. 0-3026

PART I.	FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The First Nine Months (Continued)

Paradise, Inc. finances ongoing operations primarily with cash provided by our operating activities which are seasonal in nature. Our principal sources of liquidity are our cash flows provided by operating activities, our existing cash, and a line of credit facility. At September 30, 2016 and December 31, 2015, we had $1,138,700 and $8,791,938, respectively, in cash. Additionally, we have a revolving line of credit with a maximum limit of $12 million and a borrowing limit of 80% of the Company’s eligible receivables plus up to 60% of the Company’s eligible inventory, of which $0 was outstanding at September 30, 2016 and $0 at December 31, 2015. Within this agreement, there are letters of credit with a limit of $1,750,000, of which $291,838 was outstanding at September 30, 2016 and $582,839 December 31, 2015. The line of credit agreement expires in July, 2017. Net cash decreased by $7,653,238 for the nine months ended September 30, 2016 compared to $6,458,430 for the nine months ended September 30, 2015. The primary reason for this decrease in cash for the first nine months of 2016 compared to 2015 was the earlier repayment of short-term debt of just over $1.0 million as of September 30, 2016.

Summary

Paradise Inc.’s consolidated net sales decreased slightly to $13,950,369 for the first nine months of 2016 compared to $14,032,757 for the first nine months of 2015 as an increase in the earlier shipment of the Company’s holiday segment fruit segments products was offset by a downturn in thermoforming plastics parts during the third quarter of 2016. However, as mentioned and disclosed in all previous interim filings, due to the highly seasonal nature of the Company’s primary revenue source, glace’ fruit sales, no meaningful financial analysis can be developed from Paradise, Inc.’s interim reporting results. Only a full year’s accounting of revenue and expenses will provide the necessary information to determine the Company’s overall financial performance.

Critical Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make assessments, estimates and assumptions that affect the amounts reported in the consolidated financial statements. We evaluate the accounting policies and estimates used to prepare the consolidated financial statements on an ongoing basis. Critical accounting estimates are those that require management’s most difficult, complex, or subjective judgments and have the most potential to impact our financial position and operating results. For a detailed discussion of our critical accounting estimates, see our Annual Report on Form 10-K for the year ended December 31, 2015. There have been no material changes to our critical accounting estimates during the nine months ended September 30, 2016.

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

As of September 30, 2016, our Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures, and they have concluded that we maintain effective disclosure controls and procedures. There were no significant changes in our internal control over financial reporting during the nine months ended September 30, 2016.

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

PARADISE, INC.
A Florida Corporation

/s/ Randy S. Gordon	Date:	November 14, 2016
Randy S. Gordon
President and Chief Executive Officer

/s/ Jack M. Laskowitz	Date:	November 14, 2016
Jack M. Laskowitz
Chief Financial Officer and Treasurer

