Form 10-K
period 2016-12-31
PARADISE INC
filed 2017-03-31
CIK 76149

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2016

Commission File No. 0-3026

PARADISE, INC.

INCORPORATED IN FLORIDA

IRS IDENTIFICATION NO. 59-1007583

1200 W. DR. MARTIN LUTHER KING, JR., BLVD.

PLANT CITY, FLORIDA 33563

TELEPHONE NO. (813) 752-1155

Securities Registered Under Section 12 (b) of the Exchange Act:

None

Securities Registered Under Section 12 (g) of the Exchange Act:

Title of Each Class

Common Stock,

$.30 Par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☒

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒    No  ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $7,367,039 (as of June 30, 2016, bid price $23.50)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 30, 2017
Common Stock,
$.30 Par Value	519,600 Shares

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

PARADISE, INC.

2016 FORM 10-K ANNUAL REPORT

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

In terms of candied fruit dollar sales, during 2016, approximately 20% were shipped to manufacturing bakers and other institutional users, with the balance being sold through supermarkets and other retail outlets for ultimate use in the home.

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

In the molded plastics segment of business, sales to unaffiliated customers continue to strengthen. This trend began several years ago when management shifted its focus from the sale of high volume, low profit “generics” to higher technology value added custom applications.

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

With the continuing acquisitions, mergers and other consolidations in the supermarket industry, there is increasing concentration of candied fruit buying activity. During 2016, the Company derived 13.4% of its consolidated net sales from Wal-Mart Stores, Inc. This customer is not affiliated with Paradise, Inc. in any way. The loss of this customer would have a material adverse effect on operating earnings.

While there is no industry-wide data available, management estimates that the Company sold approximately 85% of all candied fruits and peels consumed in the U.S. during 2016. The Company knows of two major competitors; however, it estimates that neither of these has as large a share of the market as the Company’s.

The molded plastics industry is very large and diverse, and management has no reasonable estimate of its total size. Many products produced by the Company are materials for its own use in the packaging of candied fruits for sale at the retail level. Outside sales represent approximately 90% of the Company’s total plastics production at cost. During 2016, the Company derived 17.8% of its consolidated net sales from Aqua Cal, Inc. The loss of this customer would have a material adverse effect on operating earnings.

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

By local ordinance, it is required that all water effluent is metered, tested and discharged into a municipal industrial waste treatment plant. During 2016, costs for this discharge approximated $210,000, and management estimates that all expenses directly related to compliance with environmental regulations total well over $275,000 annually, which includes costs for permits, third party inspections and depreciation of installations.

The Company employs between 130 and 195 people, depending upon the season.

The Company conducts operations principally within the United States. Foreign activities are not material.

Item 2.       Properties

Built in 1961, the plant is located in a modern industrial subdivision in Plant City, Florida, approximately 20 miles east of the City of Tampa. It is served by three railroad sidings, and has paved road access to three major state and national highways. It has production and warehouse facilities of nearly 350,000 square feet.

During 1985, the Company acquired approximately 5.2 acres immediately adjacent to, and to the west of, its main plant building. Several buildings and a truck weight scale existed on the property. Some of these facilities have been significantly updated, remodeled, and/or rebuilt and are used for the strawberry processing and some plastics molding operations. In 2006, Paradise, Inc. built a new 10,000 square foot building on this land. The building is primarily used for the production of custom vacuum forming parts for its plastics customers.

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

Not Applicable

I-5

PART II

Item 5.      Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

On August 22, 1997, the Securities and Exchange Commission issued new listing requirements for companies listed on the NASDAQ Small Cap Market. The requirements became effective on February 23, 1998. As of December 2016, the Company had not met the listing criteria. Paradise, Inc. is currently listed as PARF:OTCPK.

(a)	The following table shows the range of closing bid prices for the Company’s Common Stock in the over-the-counter market for the calendar quarters indicated. The quotations represent prices in the over-the-counter market between dealers in securities, do not include retail mark-up, mark-down, or commissions and may not necessarily represent actual transactions.

	BID PRICES
	High	Low

2016

First Quarter	29.00	22.85
Second Quarter	26.00	23.00
Third Quarter	28.83	25.35
Fourth Quarter	27.50	23.21

2015

First Quarter	23.00	20.53
Second Quarter	26.00	21.15
Third Quarter	24.00	21.19
Fourth Quarter	23.50	21.49

(b)	Approximate Number of Equity Security Holders

As of March 30, 2017, the approximate number of holders of record of each class of equity securities of the Registrant were:

NUMBER OF
TITLE OF CLASS	HOLDERS OF RECORD

Common Stock, $.30 Par Value	114

(c)	Dividend History and Policy

Dividends have been declared and paid annually when warranted by profitability. On March 2, 2017, the Board of Directors declared dividends of $0.25 per share to stockholders of record on April 13, 2017. Dividends paid to stockholders for 2016 were $0.15 per share and for 2015 were $0.11 per share.

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

	Relationship to		Period to Period
	Total Revenue		Increase (Decrease)
	Year Ended December 31,		Years Ended

	2016	2015	2016-2015	2015-2014
NET SALES:
Candied Fruit	68.7%	68.3%	(1.5)%	(2.3)%
Molded Plastics	31.3	31.7	(3.4)	(12.4)

Total Sales	100.0	100.0	(2.1)	(5.8)

Cost of Sales	73.7	75.9	(4.9)	(8.8)
Selling, General and Administrative Expenses	18.4	20.2	(10.8)	4.9
Amortization Expense	0.3	0.6	(51.2)	(2.8)
Interest Expense	-	-	-	(100.0)

Total Expenses	92.4	96.7	(6.4)	(6.2)

Income from Operations	7.6	3.4	120.9	10.7
Other Income, Net	-	0.1	(78.2)	(62.0)

Income Before Provision for Income Taxes	7.6	3.4	116.1	5.8
Provision for Income Taxes	2.8	1.3	116.5	7.6

Net Income	4.8%	2.1%	115.9%	4.7%

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

Critical Accounting Policies and Estimates

The following discussion and analysis is based upon our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of revenues and expenses, and assets and liabilities during the periods reported. Estimates are used when accounting for certain items such as revenues, allowances for returns, early payment discounts, customer discounts, doubtful accounts, employee compensation programs, depreciation and amortization periods, taxes, inventory values, insurance programs, goodwill, other intangible assets and long-lived assets. We base our estimates on historical experience, where applicable and other assumptions that we believe are reasonable under the circumstances. Actual results may differ from our estimates under different assumptions or conditions. We believe that the following critical accounting policies affect our more significant judgments and estimates used in preparation of our consolidated financial statements:

Fair Value of Financial Instruments

The aggregated net fair value estimates discussed in the Company’s consolidated financial statements are based upon certain market assumptions and pertinent information available to management. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, receivables, payables, accrued expenses and short-term borrowings. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

Item 7.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Critical Accounting Policies and Estimates (Continued)

Accounts Receivable

Management reviews subsequent collections on accounts receivable and writes off all year-end balances that are not deemed collectible by the time the consolidated financial statements are issued. Additionally, management has provided for estimated product returns by applying an allowance against accounts receivable for the invoiced price of the returns. A provision to recognize a related estimate of finished goods returns has been added to inventories. Management considers the remaining accounts receivable to be fully collectible; accordingly, no allowance for doubtful accounts has been established as of December 31, 2016 and 2015. If accounts become uncollectible, they will be charged to operations when that determination is made. The Company does not have a policy to charge interest on past due amounts. Accounts Receivable are considered past due based on invoice terms.

Goodwill

Goodwill totaling $413,280 represents the excess purchase price over the fair value of the net assets acquired in the acquisition of Mastercraft Products Corporation. These costs are reviewed for impairment at least annually or more frequently upon the occurrence of an event or when circumstances indicate that goodwill may be impaired. During the years ended December 31, 2016 and 2015, the Company determined that its goodwill was not impaired.

Identifiable Intangible Assets

Customer Base and Non-Compete Agreement

The customer base and non-compete agreement represents $1,258,000 of the fair value of these assets pursuant to the Company’s purchase during 2006 of an unrelated entity’s inventories, their customer list and a non-compete agreement for a period of ten years. The customer base and non-compete agreement are being amortized over ten years. Accumulated amortization at December 31, 2016 and 2015 totaled approximately $1,258,000 and $1,196,000, respectively.

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

2016 Compared to 2015

Results of Operations

Paradise, Inc. is the leading producer of glace’ fruit, a primary ingredient of fruit cakes sold to manufacturing bakers, institutional users and supermarkets for sale during the holiday seasons of Thanksgiving and Christmas. Paradise, Inc. consists of two business segments, fruit and plastics. Fruit segment net sales represented 68.7% of consolidated net sales during the current twelve month reporting period ending December 31, 2016. Fruit segment net sales for 2016 decreased 1.5% to $15,957,022 from $16,202,626 for the similar reporting period of 2015 as sales to several major customers were reduced by the number of holiday fruit ingredients ordered and placed into various holiday baking centers within their stores. As the challenges of Paradise, Inc.’s retail glace’ customers of limited space to promote the Company’s products have been well documented, Paradise, Inc.’s sales personnel have branched outside the traditional brick and mortar sites to sell its products. With improvements to the Company’s website over the past several years, consumers now have the opportunity to place orders online through our partnership with Amazon. Online sales of glace’ fruit ingredients, which represents a small portion of overall net sales, has experienced steady growth increasing 23.8% to $153,155 as of December 31, 2016 compared to $123,670 as of December 31, 2015. Online sales also offer a year round opportunity to sell fruit cake ingredients. This combined with promoting the use of fruit cake ingredients for non-traditional holiday baking ideas as shown on the Company’s web-site may add a new generation of customers and thus increased sales moving forward.

Paradise Plastics, Inc., (Paradise Plastics) a wholly owned company of Paradise, Inc. which accounted for 31.3% of total consolidated net sales to unaffiliated customers, had a decline in sales of 3.4% to $7,273,364 from $7,531,815 for the twelve months ended December 31, 2016 compared to December 31, 2015. The reason for this decline was due in part in sales to existing customers decreased at a faster pace than the ability to replace with new purchase orders or new accounts. As mentioned in previous filings, Paradise Plastics produces various types of custom molded plastics parts for its customers which are then assembled into finished products by its customers for sale to the end user. Thus, in many cases, continued production for these parts are based on their success achieved by the end user. However, in some cases, a change in production technique will have an impact on sales. As such, beginning during the first quarter of 2017, a long term plastics customer decided to transfer production of thermoformed parts away from Paradise Plastics to another supplier who is able to process these custom molding parts by injection molding. The major benefit to our customer is the ability to significantly lower their cost per part via injection molding. Paradise Plastics had offered to finance up to $3 million to construct a facility along with purchase of necessary injection molding equipment to retain this business, however the offer was declined. Therefore, based upon when the transfer of production from Paradise Plastics to the new injection molding supplier is completed, the potential loss of net sales could exceed $1 million in 2017. Correspondingly, the gross margin impact to Paradise Plastics after offsets for reductions in personnel and variable factory overhead will range from $150,000 to $200,000 during 2017. Paradise Plastics continues to receive purchase orders from this long term customer on many other custom molding parts and efforts to replace this loss of business are under way.

Item 7.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

2016 Compared to 2015 (Continued)

Results of Operations (Continued)

Consolidated cost of sales as a percentage of consolidated net sales decreased 2.2% for the twelve months of December 31, 2016 compared to the previous twelve months of 2015 as management re-started brining operations in January of 2016. As previously reported, with more than an adequate amount of brined peel in the Company’s inventory as of January 1, 2015, brining operations were postponed for 2015. Thus, after brining over 2.9 million lbs. of peel inventory during the first and second quarters of 2016, the allocation of this production over a relatively fixed amount of factory overhead resulted in the improvement in cost of sales as reported above.

Selling, general and administrative expenses decreased $515,173 or 10.8% for the twelve months ending December 31, 2016 compared to the similar reporting period of 2015. Reasons for this decrease are as follows: first, three senior employees, two within finance and administration and one sales executive retired during late 2015. The net savings which included the hiring of two new employees within finance and administration approximated $250,000 during 2016. Secondly, as disclosed in an 8K filing on August 22, 2016, Melvin. S. Gordon, Chairman and CEO began his leave of absence due to health reasons from the Company resulting in savings of $121,531 during the third and fourth quarters of 2016. Lastly, Paradise, Inc. made a management decision during 2015 to expense to operations a total of $165,401 in outstanding receivables and legal fees owed to the Company from a customer that ceased operations during the third quarter of 2015.

Paradise, Inc.’s interest expense on its revolving line of credit for the twelve months ended December 31, 2016 and 2015 was $0. Interest expense when incurred is directly related to cash advances received from the Company’s primary lender’s revolving line of credit as the Company needs to procure sizable amounts of inventory months in advance of its holiday selling season. As of December 31, 2016 and 2015, the Company’s revolving line of credit balance was $0, its letters of credit balance were $42,938 and $582,839, respectively, and all debt and loan covenants required by its primary lender were in full compliance. Paradise, Inc.’s revolving line of credit has a maximum limit of $12,000,000 with a borrowing base of 80% of the Company’s eligible receivables plus the lesser of $6,000,000 or 50% of the Company’s eligible inventory from January through May of each year and 60% of eligible inventory from June to December of each year. This agreement is secured by all the assets of the Company and the agreement requires that certain conditions are met for the Company to continue borrowing, including debt service coverage and debt to equity ratios and other financial covenants including an agreement not to encumber a mortgage on the property without bank approval. Interest is payable monthly at the bank’s LIBOR rate plus 1.75%. Paradise, Inc.’s revolving line of credit is with a financial institution for a two year period maturing on July 31, 2017.

Item 7.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

2016 Compared to 2015 (Continued)

Other Significant Items

Accounts Receivable balance less allowances for sales returns at December 31, 2016 was $2,108,608 compared to $2,182,306 at December 31, 2015 as payments from the Company’s retail fruit products were relatively consistent with the timing of receipts with the prior year. As disclosed in Note 1 under significant accounting policies, management provides for estimated product returns by applying an allowance against Accounts Receivable for the invoice amount of the return. At December 31, 2016, returns from customers resulted in the allowance for sales returns of $1,215,153 compared to $1,066,314 as of December 31, 2015.

The Company finances ongoing operations primarily with cash provided by our operating activities, which are seasonal in nature. The principal sources of liquidity are cash flows provided by operating activities, existing cash, and a line of credit facility. At December 31, 2016 and December 31, 2015, outstanding letters of credit were $42,938 and $582,839, respectively. At December 31, 2016 and 2015, the Company had $9,240,638 and $8,791,938 respectively, in cash. Due to the seasonality of our business, cash on hand at December 31, 2016 of $9,240,638 is primarily committed for estimated 2017 purchase orders totaling more than $3.5 million of brined fruit. In addition, working capital needs for payroll and for fixed and variable factory overhead can exceed as much as $1,000,000 per month during the peak production months of June through September of each year.

Summary

Paradise, Inc.’s consolidated net sales decreased 2.1% for the twelve months of operations ending December 31, 2016 to $23,230,386 from $23,734,441 for the similar reporting period of 2015 as orders from several existing customers within the fruit and plastics segments slowed during 2016. However, with the need to produce additional fruit inventory to meet existing customer demand for the 2016 holiday selling season, the Company processed 2.9 million lbs. of orange peel. This additional processing of raw material into brined and finished goods fruit inventory allocated over a relatively fixed amount of factory overhead improved cost of sales as a percentage of sales by 2.2%. In addition, the Company achieved tremendous savings in Selling, General and Administrative (S, G&A) expenses of 10.8% as several senior sales and finance employees retired during late 2015. The improvements in cost of sales and S, G &A expenses more than offset the decline in sales during 2016 resulting in income before provision for income taxes of $1,768,368 compared to $818,274. After applying Provision for Income Taxes for 2016 and 2015 of $661,503 and $305,516, Net Income for 2016 was $1,106,865 compared to $512,758 for 2015. Earnings per Share at December 31, 2016 and 2015 were $2.13 and $0.99, respectively.

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

Other Significant Items (Continued)

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

Item 8.          Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Paradise, Inc.

We have audited the accompanying consolidated balance sheets of Paradise, Inc., and subsidiaries (“the Company”) as of December 31, 2016 and 2015 and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the years in the two year period ended December 31, 2016. Paradise, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Paradise, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

/s/ Warren Averett, LLC

Tampa, Florida
March 31, 2017

PARADISE, INC.

AND SUBSIDIARIES

Consolidated Balance Sheets

	DECEMBER 31,
	2016	2015

ASSETS
CURRENT ASSETS:
Cash	$9,240,638	$8,791,938
Accounts Receivable, Net of Allowance for Doubtful Accounts of $ -0- and Allowance for Returns of $1,215,153 (2016) and $1,066,314 (2015)	2,108,608	2,182,306
Inventories	8,305,033	8,179,669
Income Tax Receivable	-	76,290
Prepaid Expenses and Other Current Assets	296,851	318,250
Deferred Income Tax Asset	243,099	241,834

Total Current Assets	20,194,229	19,790,287

PROPERTY, PLANT AND EQUIPMENT:
Net of Accumulated Depreciation of $18,650,822 (2016) and $18,294,592 (2015)	4,162,636	3,924,480

GOODWILL	413,280	413,280

CUSTOMER BASE AND NON-COMPETE AGREEMENT	-	62,092

OTHER ASSETS	393,994	392,426

TOTAL ASSETS	$25,164,139	$24,582,565

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements

LIABILITIES AND STOCKHOLDERS’ EQUITY

	DECEMBER 31,
	2016	2015

CURRENT LIABILITIES:
Short-Term Debt	$42,938	$582,839
Accounts Payable	808,696	615,928
Accrued Expenses	689,177	843,851

Total Current Liabilities	1,540,811	2,042,618

DEFERRED INCOME TAX LIABILITY	369,581	315,125

Total Liabilities	1,910,392	2,357,743

STOCKHOLDERS’ EQUITY:
Common Stock, $.30 Par Value, 2,000,000 Shares Authorized, 583,094 Shares Issued and 519,600 Shares Outstanding	174,928	174,928
Capital in Excess of Par Value	1,288,793	1,288,793
Retained Earnings	22,063,245	21,034,320

	23,526,966	22,498,041

Less: Common Stock in Treasury, at Cost, 63,494 Shares	273,219	273,219

Total Stockholders’ Equity	23,253,747	22,224,822

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$25,164,139	$24,582,565

PARADISE, INC.

AND SUBSIDIARIES

Consolidated Statements of Income

	FOR THE YEARS ENDED
	DECEMBER 31,
	2016	2015

NET SALES	$23,230,386	$23,734,441

COSTS AND EXPENSES:
Cost of Goods Sold	17,122,466	18,005,311
Selling, General and Administrative Expenses	4,275,683	4,790,856
Amortization Expense	68,203	139,885

Total Costs and Expenses	21,466,352	22,936,052

INCOME FROM OPERATIONS	1,764,034	798,389

OTHER INCOME – NET	4,334	19,885

INCOME BEFORE PROVISION FOR INCOME TAXES	1,768,368	818,274

PROVISION FOR INCOME TAXES	661,503	305,516

NET INCOME	$1,106,865	$512,758

EARNINGS PER SHARE:

Basic	$2.13	$0.99

Diluted	$2.13	$0.99

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements

PARADISE, INC.

AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2016 and 2015

		CAPITAL IN
	COMMON	EXCESS OF	RETAINED	TREASURY
	STOCK	PAR VALUE	EARNINGS	STOCK	TOTAL

Balance, December 31, 2014	$174,928	$1,288,793	$20,578,718	$(273,219)	$21,769,220

Cash Dividends Declared, $0.11 per Share			(57,156)		(57,156)

Net Income			512,758		512,758

Balance, December 31, 2015	174,928	1,288,793	21,034,320	(273,219)	22,224,822

Cash Dividends Declared, $0.15 per Share			(77,940)		(77,940)

Net Income			1,106,865		1,106,865

Balance, December 31, 2016	$174,928	$1,288,793	$22,063,245	$(273,219)	$23,253,747

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements

PARADISE, INC.

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	FOR THE YEARS ENDED
	DECEMBER 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$1,106,865	$512,758
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Provision for Sales Returns	148,839	153,525
Provision for Estimated Inventory Returns	(99,609)	(132,227)
Provision for Deferred Income Taxes	53,191	146,915
Depreciation and Amortization	460,673	579,604
Decrease (Increase) in:
Accounts Receivable	(75,141)	710,838
Inventories	(25,755)	(562,533)
Prepaid Expenses and Other Current Assets	20,115	(11,299)
Income Tax Receivable	77,574	1,987
Other Assets	(16,354)	38,095
Increase (Decrease) in:
Accounts Payable	192,768	12,596
Accrued Expenses	(154,674)	24,393

Net Cash Provided by Operating Activities	1,688,492	1,474,652

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Property, Plant and Equipment	(630,626)	(890,370)
Change in Cash Surrender Value of Life Insurance	8,675	6,842

Net Cash Used in Investing Activities	(621,951)	(883,528)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Short-Term Debt	323,626	1,738,557
Dividends Paid	(77,940)	(57,156)
Payments on Short-Term Debt	(863,527)	(1,268,597)

Net Cash (Used) Provided by Financing Activities	(617,841)	412,804

PARADISE, INC.

AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)

	FOR THE YEARS ENDED
	DECEMBER 31,
	2016	2015

NET CHANGE IN CASH	448,700	1,003,928

CASH, at Beginning of Year	8,791,938	7,788,010

CASH, at End of Year	$9,240,638	$8,791,938

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:

Cash Paid During the Year for:

Income Taxes	$718,046	$268,750

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements

PARADISE, INC.

AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

NOTE 1:	SIGNIFICANT ACCOUNTING POLICIES

Paradise, Inc. operations are conducted through two business segments, candied fruit and molded plastics. The primary operation of the fruit segment is production of candied fruit, a basic fruitcake ingredient, sold to manufacturing bakers, institutional users, and retailers for use in home baking. Also, based on market conditions, the processing of frozen strawberry products, for sale to commercial and institutional users such as preserves, dairies, drink manufacturers, etc. The molded plastics segment provides production of plastic containers for the Company’s products and other molded plastics for sale to unaffiliated customers. Substantially all of the Company’s customers are located in the United States of America.

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

DECEMBER 31, 2016 AND 2015

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

Management considers the remaining accounts receivable to be fully collectible; accordingly, no allowance for doubtful accounts has been established as of December 31, 2016 and 2015. If accounts become uncollectible, they will be charged to operations when that determination is made. The Company does not have a policy to charge interest on past due amounts. Accounts Receivable are considered past due based on invoice terms.

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

DECEMBER 31, 2016 AND 2015

NOTE 1:          SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Goodwill

Goodwill totaling $413,280 represents the excess purchase price over the fair value of the net assets acquired in the acquisition of Mastercraft Products Corporation. These costs are reviewed for impairment at least annually or more frequently upon the occurrence of an event or when circumstances indicate that goodwill may be impaired. During the years ended, December 31, 2016 and 2015, the Company determined that its goodwill was not impaired.

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

Amortization expense of intangible assets subject to amortization for the years ended December 31, 2016 and 2015 was $68,203 and $139,885, respectively. Accumulated amortization as of December 31, 2016 and 2015 totaled $1,258,000 and $1,200,908, respectively.

Long-lived Assets

The Company’s long-lived assets other than goodwill are reviewed for potential impairment whenever events or circumstances indicate that the carrying amounts may not be recoverable. During the years ended, December 31, 2016 and 2015, the Company determined that its long-lived assets were not impaired.

Selling Expenses

The Company considers freight delivery costs to be selling expenses and has included $611,322 (2016) and $634,425 (2015) in selling, general and administrative expenses in the accompanying statements of income.

PARADISE, INC.

AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

NOTE 1:          SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Employee Benefit Plan

The Company has a 401(k) retirement plan for all eligible employees. Eligibility requirements for employees are based on completing 1,000 hours of service by the end of the first twelve months of consecutive employment and being at least 21 years old. Employee contributions are voluntary and subject to Internal Revenue Service limitations. The Company provides a matching contribution subject to annual review of the Company’s financial performance. For the years ended December 31, 2016 and 2015, the Company incurred $21,691 and $29,223, respectively, in 401(k) expense.

Earnings Per Share

Basic and diluted earnings per common share are based on the weighted average number of shares outstanding and assumed to be outstanding of 519,600 shares at December 31, 2016 and 2015. There are no dilutive securities outstanding at December 31, 2016 and 2015.

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

PARADISE, INC.

AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

NOTE 2:          INVENTORIES

	2016	2015

Supplies	$165,446	$161,258
Raw Materials	5,254,103	5,114,439
Work in Progress	1,026,657	785,711
Finished Goods	1,858,827	2,118,261

Total	$8,305,033	$8,179,669

Included in Finished Goods inventory are estimated returns related to the Provision for Sales Returns totaling $920,657 (2016) and $821,048 (2015).

Substantially all inventories are pledged as collateral for certain short-term obligations.

NOTE 3:          PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	2016	2015

Land and Improvements	$656,040	$656,040
Buildings and Improvements	7,611,446	7,102,413
Machinery and Equipment	13,075,187	12,782,237
Vehicles	749,274	701,968
Furniture and Fixtures	721,511	723,912
Construction in Progress	-	252,502

Total	22,813,458	22,219,072
Less: Accumulated Depreciation	18,650,822	18,294,592

NET	$4,162,636	$3,924,480

All of the real property, machinery and equipment are pledged as collateral for the Company’s short-term debt obligations.

Depreciation expense for the years ended December 31, 2016 and 2015 was $392,470 and $439,719, respectively.

PARADISE, INC.

AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

NOTE 4:         SHORT-TERM DEBT

	2016	2015

Letters of credit and other short-term debt under a revolving line of credit with a bank.	$42,938	$582,839

TOTAL	$42,938	$582,839

On July 31, 2015, Paradise, Inc. renewed its revolving line of credit with SunTrust Bank through July 31, 2017. This renewal provides for a maximum limit of $12 million and a borrowing limit of 80% of the Company’s eligible receivables plus the lessor of $6,000,000 or 50% of the Company’s eligible inventory from January 1 to May 31 and 60% from June 1 to December 31 of each year. Within this agreement are letters of credit with a limit of $1,750,000. The agreement is secured by all of the assets of the Company and requires that certain conditions are met for the Company to continue borrowing, including debt service coverage and debt to equity ratios and other financial covenants including an agreement not to encumber a mortgage on the property without bank approval. The Company was in compliance with these covenants at December 31, 2016. Interest is payable monthly at the bank’s LIBOR plus 1.75%.

NOTE 5:         OPERATING LEASES

The Company leases certain automobiles and office equipment under operating leases ranging in length from thirty-six to sixty months. Lease payments charged to operations amounted to $84,330 (2016) and $90,195 (2015), respectively.

At December 31, 2016, future minimum payments required under leases with terms greater than one year are as follows:

Years Ending	Operating
December 31,	Leases

2017	$47,159
2018	27,539
2019	11,302

Total Minimum Lease Payments	$86,000

PARADISE, INC.

AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

NOTE 6:         ACCRUED EXPENSES

Accrued Expenses consisted of the following:

	2016	2015

Accrued Payroll and Bonuses	$231,245	$274,064
Accrued Brokerage Payable	230,432	173,580
Other Accrued Expenses	-	20,043
Coupon Reimbursement	60,000	60,446
Accrued Credits Due to Customers	167,500	128,410
Income Taxes Payable	-	187,308

Total	$689,177	$843,851

NOTE 7:          PROVISION FOR FEDERAL AND STATE INCOME TAXES

The Company’s provision for income taxes was as follows:

	2016	2015

Current Federal Taxes	$522,999	$102,950
Current State Taxes	85,313	55,651

Current Provision	608,312	158,601

Deferred Federal Taxes	48,060	132,743
Deferred State Taxes	5,131	14,172

Deferred Provision	53,191	146,915

Total Provision	$661,503	$305,516

PARADISE, INC.

AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

NOTE 7:         PROVISION FOR FEDERAL AND STATE INCOME TAXES (CONTINUED)

The income tax provision differs from the amount of tax determined by applying the Federal statutory rate as follows:

	2016	2015

Statutory tax	$601,245	$278,213
State income tax, net of federal tax	64,192	29,703
Nondeductible expenses	(23,774)	(2,400)
Other	19,840	-

	$661,503	$305,516

Net deferred tax assets and liabilities were comprised of the following:

	2016	2015

Current deferred tax assets (liabilities):
Allowance for Sales Returns and Related Provision for Return of Finished Goods	$110,819	$92,294
Inventory Valuation	244,468	269,204
Deferred Compensation Trust Expense	-	-
Prepaid Expenses	(112,188)	(119,664)

Total deferred tax assets - current	$243,099	$241,834

Non current deferred tax assets (liabilities):
Tax over Book Depreciation and Amortization	$(369,581)	$(315,125)

Total deferred tax liabilities - noncurrent	$(369,581)	$(315,125)

Net deferred tax liability	$(126,482)	$(73,291)

PARADISE, INC.

AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

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

As of December 31, 2016 and 2015, we do not expect that any of the tax positions taken by the Company, if challenged, would result in a significant tax liability.

PARADISE, INC.

AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

NOTE 8:          BUSINESS SEGMENT DATA

The Company’s operations are conducted through two business segments. These segments, and the primary operations of each, are as follows:

BUSINESS SEGMENT	OPERATION

Candied Fruit	Production of candied fruit, a basic fruitcake ingredient, sold to manufacturing bakers, institutional users, and retailers for use in home baking. Also, based on market conditions, the processing of frozen strawberry products, for sale to commercial and institutional users such as preservers, dairies, drink manufacturers, etc.

Molded Plastics	Production of plastics containers and other molded plastics for sale to various food processors and others.

	YEAR ENDED	YEAR ENDED
	2016	2015

NET SALES IN EACH SEGMENT

Candied Fruit: Sales to Unaffiliated Customers	$15,957,022	$16,202,626

Molded Plastics: Sales to Unaffiliated Customers	7,273,364	7,531,815

Net Sales	$23,230,386	$23,734,441

PARADISE, INC.

AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

NOTE 8:         BUSINESS SEGMENT DATA (CONTINUED)

	YEAR ENDED	YEAR ENDED
	2016	2015

THE OPERATING PROFIT OF EACH SEGMENT IS LISTED BELOW

Candied Fruit	$4,763,316	$4,228,325
Molded Plastics	1,276,401	1,360,920

Operating Profit of Segments	6,039,717	5,589,245

General Corporate Expenses, Net	(4,234,000)	(4,707,382)
General Corporate Depreciation and Amortization Expense	(41,683)	(83,474)
Other Income	4,334	19,885

Income Before Provision for Income Taxes	$1,768,368	$818,274

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

	YEAR ENDED	YEAR ENDED
	2016	2015

Identifiable Assets of Each
Segment are Listed Below:

Candied Fruit	$9,946,683	$9,161,755
Molded Plastics	4,211,696	4,874,312

Identifiable Assets	14,158,379	14,036,067
General Corporate Assets	11,005,760	10,546,498

Total Assets	$25,164,139	$24,582,565

PARADISE, INC.

AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

NOTE 8:         BUSINESS SEGMENT DATA (CONTINUED)

Included in Identifiable Assets of the Molded Plastics Segment is goodwill totaling $413,280 at both December 31, 2016 and 2015.

Identifiable assets by segment are those assets that are principally used in the operations of each segment. General corporate assets are principally cash, land and buildings.

	YEAR ENDED	YEAR ENDED
	2016	2015

Depreciation and Amortization Expense of Each Segment are Listed Below:

Candied Fruit	$268,124	$349,656
Molded Plastics	150,866	146,474

Segment Depreciation and Amortization Expense	418,990	496,130
General Corporate Depreciation and Amortization Expense	41,683	83,474

Total Depreciation and Amortization Expense	$460,673	$579,604

	YEAR ENDED	YEAR ENDED
	2016	2015

Capital Expenditures of Each Segment are Listed Below:

Candied Fruit	$270,117	$361,572
Molded Plastics	278,970	387,780

Segment Capital Expenditures	549,087	749,352
General Corporate Capital Expenditures	81,539	141,018

Total Capital Expenditures	$630,626	$890,370

The Company conducts operations only within the United States. Foreign sales are insignificant; primarily all sales are to domestic companies.

PARADISE, INC.

AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

NOTE 9:         MAJOR CUSTOMERS

During 2016, the Company derived 13.4% and 17.8% of its consolidated revenues from Wal-Mart Stores, Inc. and Aqua Cal, Inc., respectively. During 2015, the Company derived approximately 14.4% and 16.4% of its consolidated revenues from Wal-Mart Stores, Inc. and Aqua Cal, Inc., respectively. As of December 31, 2016 and 2015, Wal-Mart Stores, Inc.’s accounts receivable balance represented 56.0% and 75.9% of total accounts receivable before allowance for returns, respectively, and Aqua Cal, Inc.’s accounts receivable balance represented 12.5% and 14.5% of total accounts receivable at December 31, 2016 and 2015, respectively.

NOTE 10:        MAJOR VENDORS

During 2016 and 2015, the Company purchased 48% and 44% of its inventory from three suppliers. At December 31, 2016, amounts owed to these suppliers is 38% of total accounts payable. At December 31, 2015, the Company did not have any amounts owed to these suppliers.

NOTE 11:        CONCENTRATION OF CREDIT RISK

Cash is maintained at a major financial institution and, at times, balances may exceed federally insured limits. The Company’s deposits in excess of federally insured limits at December 31, 2016 and 2015 were approximately $8,794,000 and $8,593,000, respectively.

NOTE 12:         SUBSEQUENT EVENT

On March 2, 2017, Paradise, Inc. declared a regular dividend of $0.25 per share to stockholders of record on April 13, 2017.

Item 9.          Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.        Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of our year ended December 31, 2016 pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of our year ended December 31, 2016, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the year ended December 31, 2016 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Our management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. Management’s evaluation was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Our internal control over financial reporting includes those policies and procedures that:

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

Because of its inherent limitations, internal control over financial reporting determined to be effective can provide only reasonable assurance with respect to financial statement preparation and may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of our year ended December 31, 2016, our internal control over financial reporting was effective.

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

Item 9B.       Other Information

Not applicable.

PART III

Item 10.          Directors and Executive Officers of the Registrant

Directors of the Registrant

Melvin S. Gordon –	Chairman and Director of the Registrant, 83 years old.
Term of office will expire at next stockholders’ meeting.
Officer with Registrant past 52 years.

Eugene L. Weiner –	Vice-President of the Registrant, 85 years old.
Term of office will expire at next stockholders’ meeting.
Officer with Registrant past 51 years.

Randy S. Gordon –	CEO and President of the Registrant, 61 years old.
Term of office will expire at next stockholders’ meeting.
Employee or officer of Registrant past 38 years.

Tracy W. Schulis –	Senior Vice-President and Secretary of the Registrant,
59 years old. Term of office will expire at next stockholders’
meeting. Employee or officer of Registrant past 37 years.

Mark H. Gordon –	Executive Vice-President of the Registrant, 54 years old.
Term of office will expire at next stockholders’ meeting.
Employee or Officer of Registrant past 31 years.

Executive Officers of the Registrant

Randy S. Gordon –	CEO and President, 61 years old.
Term of office will expire at next annual directors’ meeting.
Employee or officer of Registrant past 38 years.

Eugene L. Weiner –	Vice-President, 85 years old.
Term of office will expire at next annual directors’ meeting.
Officer with Registrant past 51 years.

Tracy W. Schulis –	Senior Vice-President and Secretary, 59 years old.
Term of office will expire at next annual directors’ meeting.
Employee or officer of Registrant past 37 years.

Mark H. Gordon –	Executive Vice-President, 54 years old.
Term of office will expire at next annual directors’ meeting.
Employee or Officer of Registrant past 31 years.

Jack M. Laskowitz –	CFO and Treasurer, 60 years old.
Term of office will expire at next annual directors’ meeting.
Employee or officer with Registrant past 16 years.

III-1

Item 10.        Directors and Executive Officers of the Registrant (Continued)

Family Relationships

Melvin S. Gordon is the father of Randy S. Gordon and Mark H. Gordon.

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

III-2

Item 11.         Executive Compensation

(a) and (b)     The following summary compensation table sets forth all remuneration paid or accrued by the Company and its subsidiaries for the years ended December 31, 2016 and 2015 to its Chief Executive Officer and the four other highest paid executive officers whose total remuneration exceeded $100,000.

COMPENSATION

				ALL OTHER
NAME AND PRINCIPAL				COMPENSATION
POSITION	YEAR	SALARY	BONUS	( 1 and 2 )

Melvin S. Gordon,
Chairman and Director	2016	$181,316	$-	$5,065
	2015	253,701	48,940	5,271

Randy S. Gordon,
President and Chief Executive Officer	2016	209,464	62,421	30,763
	2015	202,070	47,000	30,778

Mark H. Gordon,
Executive Vice-President	2016	202,070	55,746	30,190
	2015	202,070	43,358	28,043

Tracy W. Schulis,
Senior Vice-President and Secretary	2016	202,070	65,043	45,624
	2015	202,070	51,340	45,628

Jack M. Laskowitz,
Chief Financial Officer	2016	130,936	34,498	14,712
	2015	130,936	27,413	14,691

NOTES TO THE ABOVE TABLE

1.	Includes personal use of Company automobiles and PS-58 costs.

2.	All Other Compensation includes life insurance premiums paid on behalf of the officers in accordance with the Company’s 162 bonus plan along with matching contributions provided for by the Company’s 401(k) Retirement Savings Plan.

III-3

Item 12.          Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)	The following table sets forth as of December 31, 2016, information concerning the beneficial ownership of the common stock of the Company by the persons who own, are known by the company to own, or who the Company has been advised have filed with the S.E.C. declarations of beneficial ownership, of more than 5% of the outstanding common stock.

		AMOUNT & NATURE
NAME AND ADDRESS OF	TITLE OF	OF BENEFICIAL		PERCENT
BENEFICIAL OWNER	CLASS	OWNERSHIP (1)		OF CLASS

Melvin S. Gordon	Common
2611 Bayshore Blvd.
Tampa, Florida		192,742	(1)	37.1%

TOTAL		192,742		37.1%

Salvatore Muoio	Common
c/o S. Muoio & Co. LLC
509 Madison Ave. Suite 406
New York, NY 10022		40,740	(2)	7.8%

TOTAL		40,740		7.8%

(1)	Includes 141,760 shares owned by the Helen A. Weaner Family Partnership, Ltd., Mr. Melvin S. Gordon, sole trustee.

(2)	The nature of the beneficial ownership for all shares is sole voting and investment power.

III-4

Item 12.         Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters (Continued)

(b)	Beneficial ownership of common stock held by all directors and officers of the Company as a group:

		AMOUNT & NATURE
	TITLE OF	OF BENEFICIAL		PERCENT
	CLASS	OWNERSHIP (1)		OF CLASS

Directors and Officers as a Group	Common	206,109		39.7%

Melvin S. Gordon	Common	192,742	(2)	37.1%

Eugene L. Weiner	Common	307		-

Randy S. Gordon	Common	7,400		1.4

Tracy W. Schulis	Common	2,060		0.4

Mark H. Gordon	Common	3,600		0.7

(1)	The nature of the beneficial ownership for all shares is sole voting and investment power.

(2)	Includes 141,760 shares owned by the Helen A. Weaner Family Partnership, Ltd., Mr. Melvin S. Gordon, sole trustee.

(c)	The Company knows of no contractual arrangements which may at a subsequent date result in a change in control of the Company.

III-5

Item 13.     Certain Relationships and Related Transactions

None

Item 14.     Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed for professional services rendered by Warren Averett, LLC for the audits of the Company’s annual consolidated financial statements and review of consolidated financial statements included in the Company’s Form 10-K and Forms 10-Q for fiscal years 2016 and 2015 were $147,470 and $149,500, respectively. At the time of this filing, not all audit fees had been billed for the 2016 fiscal year.

All Other Fees

Fees billed by Warren Averett, LLC for other products and services provided during the years ended December 31, 2016 and 2015 were approximately $26,200 and $10,000, respectively.

The Company has not formally designated an audit committee and as a result, the entire board of directors performs the duties of an audit committee. It’s the Board’s policy to pre-approve all services provided by our auditors.

III-6

PART IV

Item 15.          Exhibits and Financial Statement Schedules

Exhibit (3) – Articles of Incorporation and By-Laws (Incorporated by reference from Exhibits to Paradise, Inc.’s Annual Report on Form 10-KSB for the year ended December 31, 1993, filed on March 31, 1994)

Exhibit (11) – Statement Re: Computation of Per Share Earnings (Incorporated by reference from Exhibits to page II-22 of this Form 10-K)

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

Exhibit (31.2) – Certification of Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith)

Exhibit (32.1) – Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (filed herewith)

Exhibit (32.2) – Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith)

Exhibit (EX-101.INS) – XBRL Instance Document

Exhibit (EX-101.SCH) – XBRL Taxonomy Extension Schema

Exhibit (EX-101.CAL) – XBRL Taxonomy Extension Calculation Linkbase

Exhibit (EX-101.DEF) – XBRL Taxonomy Extension Definition Linkbase

Exhibit (EX-101.LAB) – XBRL Taxonomy Extension Label Linkbase

Exhibit (EX-101.PRE) – XBRL Taxonomy Extension Presentation Linkbase

III-7

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 31, 2017	PARADISE, INC.
Date

/s/ Randy S. Gordon
Randy S. Gordon
President and Chief Executive Officer

In accordance with the Exchange Act this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

/s/ Melvin S. Gordon	Chairman and Director	March 31, 2017
Melvin S. Gordon		Date

/s/ Eugene L. Weiner	Vice-President	March 31, 2017
Eugene L. Weiner	and Director	Date

/s/ Randy S. Gordon	CEO, President and Director	March 31, 2017
Randy S. Gordon		Date

/s/ Tracy W. Schulis	Senior Vice-President,	March 31, 2017
Tracy W. Schulis	Secretary and Director	Date

/s/ Mark H. Gordon	Executive Vice-President	March 31, 2017
Mark H. Gordon	and Director	Date

/s/ Jack M. Laskowitz	CFO and Treasurer	March 31, 2017
Jack M. Laskowitz		Date

III-8