Form 10-Q
period 2017-03-31
PARADISE INC
filed 2017-05-15
CIK 76149

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Act of 1934.

For the quarterly period ended March 31, 2017

or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Act of 1934.

Commission File No. 0-3026

PARADISE, INC.

INCORPORATED IN FLORIDA

I.R.S. EMPLOYER IDENTIFICATION NO. 59-1007583

1200 W. DR. MARTIN LUTHER KING, JR. BLVD.,

PLANT CITY, FLORIDA 33563

(813) 752-1155

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒	Emerging growth company ☐
(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common stock as of May 15, 2017 was 519,600 shares.

PARADISE, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

INDEX

		PAGE
PART I.	FINANCIAL INFORMATION

	ITEM 1.

	CONSOLIDATED BALANCE SHEETS:

	Assets

	As of March 31, 2017 (Unaudited), December 31, 2016 and March 31, 2016 (Unaudited)	2

	Liabilities and Stockholders’ Equity

	As of March 31, 2017 (Unaudited), December 31, 2016 and March 31, 2016 (Unaudited)	3

	CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED):

	For the three-month periods ended March 31, 2017 and 2016	4

	CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED):

	For the three-month periods ended March 31, 2017 and 2016	5

	NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)	6 – 9

	ITEM 2.

	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	10 – 14

	ITEM 3.

	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK – N/A	15

	ITEM 4.

	CONTROLS AND PROCEDURES	15

PART II.	OTHER INFORMATION

	ITEMS 1 – 6.	16

SIGNATURES		17

PARADISE, INC.	COMMISSION FILE NO. 0-3026

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

PARADISE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	AS OF		AS OF
	MARCH 31,	AS OF	MARCH 31,
	2017	DECEMBER 31,	2016
	(UNAUDITED)	2016	(UNAUDITED)

ASSETS

CURRENT ASSETS:

Cash	$7,633,002	$9,240,638	$6,830,927
Accounts Receivable, Less, Allowances of $0 (03/31/17), $1,215,153 (12/31/16) and $0 (03/31/16)	1,492,633	2,108,608	1,619,055
Inventories:
Raw Materials	8,030,485	5,254,103	7,630,291
Work in Process	12,472	1,026,657	12,146
Supplies	165,446	165,446	161,258
Finished Goods	1,875,841	1,858,827	2,489,151
Income Tax Receivable	257,752	-	271,004
Prepaid Expenses and Other Current Assets	179,015	296,851	141,601

Total Current Assets	19,646,646	19,951,130	19,155,433

Property, Plant and Equipment, Less, Accumulated Depreciation of $18,766,538 (03/31/17), $18,650,822 (12/31/16) and $18,397,189 (03/31/16)	4,508,209	4,162,636	4,006,193
Goodwill	413,280	413,280	413,280
Customer Base and Non-Compete Agreement	-	-	28,732
Other Assets	316,242	393,994	352,538

TOTAL ASSETS	$24,884,377	$24,921,040	$23,956,176

See Accompanying Notes to these Consolidated Financial Statements (Unaudited)

	AS OF		AS OF
	MARCH 31,	AS OF	MARCH 31,
	2017	DECEMBER 31,	2016
	(UNAUDITED)	2016	(UNAUDITED)

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Short Term Debt	$656,653	$42,938	$702,801
Accounts Payable	934,874	808,696	948,384
Accrued Expenses	451,557	689,177	291,861

Total Current Liabilities	2,043,084	1,540,811	1,943,046

DEFERRED INCOME TAX LIABILITY	126,482	126,482	73,291

Total Liabilities	2,169,566	1,667,293	2,016,337

STOCKHOLDERS’ EQUITY:
Common Stock: $0.30 Par Value, 2,000,000 Shares Authorized, 583,094 Shares Issued, 519,600 Shares Outstanding	174,928	174,928	174,928
Capital in Excess of Par Value	1,288,793	1,288,793	1,288,793
Retained Earnings	21,524,309	22,063,245	20,749,337
Treasury Stock, at Cost, 63,494 Shares	(273,219)	(273,219)	(273,219)

Total Stockholders’ Equity	22,714,811	23,253,747	21,939,839

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$24,884,377	$24,921,040	$23,956,176

See Accompanying Notes to these Consolidated Financial Statements (Unaudited)

PARADISE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	FOR THE THREE MONTHS ENDED
	MARCH 31,
	2017	2016

Net Sales	$2,448,600	$2,962,956

Costs and Expenses:
Cost of Goods Sold	2,256,181	2,340,039
Selling, General and Administrative Expense	878,693	933,355
Amortization Expense	-	36,360

Total Costs and Expenses	3,134,874	3,309,754

Loss from Operations	(686,274)	(346,798)

Other Income	18,202	1,743

Loss Before Income Taxes	(668,072)	(345,055)

Income Tax Benefit	259,036	138,022

Net Loss	$(409,036)	$(207,033)

Loss per Common Share (Basic and Diluted)	$(0.79)	$(0.40)

Dividend per Common Share	$0.25	$0.15

See Accompanying Notes to these Consolidated Financial Statements (Unaudited)

PARADISE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	FOR THE THREE MONTHS ENDED
	MARCH 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(409,036)	$(207,033)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation	115,717	140,152
Decrease (Increase) in:
Accounts Receivable	615,975	563,251
Inventories	(1,779,211)	(2,113,177)
Prepaid Expenses and Other Current Assets	117,836	176,649
Income Tax Receivable	(257,752)	(194,714)
Other Assets	77,752	35,888
Increase (Decrease) in:
Accounts Payable	45,178	332,446
Accrued Liabilities	(367,520)	(629,930)

Net Cash Used in Operating Activities	(1,841,061)	(1,896,468)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Property and Equipment	(380,290)	(184,505)

Net Cash Used in Investing Activities	(380,290)	(184,505)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Short Term Debt	656,653	499,437
Payments on Short Term Debt	(42,938)	(379,475)

Net Cash Provided by Financing Activities	613,715	119,962

NET DECREASE IN CASH	(1,607,636)	(1,961,011)

CASH, AT BEGINNING OF PERIOD	9,240,638	8,791,938

CASH, AT END OF PERIOD	$7,633,002	$6,830,927

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
Income Tax	$-	$244,000

Noncash financing activity:
Dividends Declared	$129,900	$77,940

Noncash investing activity:
Property and Equipment included in Accounts Payable	$81,000	$-

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

The information furnished herein reflects only the adjustments and accruals of a normal recurring nature management believes is necessary to fairly state the operating results for the respective periods. The notes to the unaudited consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company’s Form 10-K for the year ended December 31, 2016. The Company’s management believes that the disclosures are sufficient for interim financial reporting purposes.

Consumer demand for glace’ fruit product is traditionally strongest during the Thanksgiving and Christmas season. Almost 80% of glace’ fruit product sales are recorded during an eight to ten week period beginning in mid September. Therefore, the operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the current year.

Certain minor reclassifications have been made to the consolidated unaudited financial statements for the quarter ended March 31, 2016 to conform to the classifications used for the quarter ended March 31, 2017.

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

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory, which amends FASB ASU Topic 330, Inventory. This ASU requires entities to measure inventory at the lower of cost or net realizable value and eliminates the option that currently exists for measuring inventory at market value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonable predictable costs of completion, disposal, and transportation. This ASU is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. This ASU should be applied prospectively with earlier application permitted. The adoption of this ASU did not have a material impact on the Company’s financial position or results of operations.

PARADISE, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

NOTE 2	IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740) Balance Sheet Classification of Deferred Taxes, which simplifies the presentation of deferred income taxes. The ASU provides presentation requirements to classify deferred tax assets and liabilities as noncurrent in a classified balance sheet. The standard is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted for any interim and annual financial statements that have not yet been issued. The new guidance may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

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

PARADISE, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

NOTE 4	BUSINESS SEGMENT DATA

The Company’s operations are conducted through two business segments. These segments, and the primary operations of each, are as follows:

Business Segment	Operation

Fruit	Production of candied fruit, a basic fruitcake ingredient, sold to manufacturing bakers, institutional users, and retailers for use in home baking. Also, based on market conditions, the processing of frozen strawberry products, for sale to commercial and institutional users such as preservers, dairies, drink manufacturers, etc.

Molded Plastics	Production of plastics containers and other molded plastics for sale to various food processors and others.

	March 31,	March 31,
	2017	2016

Net Sales in Each Segment

Fruit:
Sales to Unaffiliated Customers	$932,519	$853,280

Molded Plastics:
Sales to Unaffiliated Customers	1,516,081	2,109,676

Net Sales	$2,448,600	$2,962,956

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

PARADISE, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

NOTE 4	BUSINESS SEGMENT DATA (CONTINUED)

	March 31,	March 31,
	2017	2016

Identifiable Assets of Each Segment are Listed Below:

Fruit	$11,474,015	$10,517,525

Molded Plastics	4,266,196	5,193,929

Identifiable Assets	15,740,211	15,711,454

General Corporate Assets	9,144,166	8,244,722

Total Assets	$24,884,377	$23,956,176

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

Overview

Paradise, Inc.’s main business segment, glace’ fruit, a prime ingredient of fruitcakes and other holiday confections, represented 68.7% of total net sales during 2016. These products are sold to manufacturing bakers, institutional users, supermarkets and other retailers throughout the country. Consumer demand for glace’ fruit product is traditionally strongest during the Thanksgiving and Christmas season. Almost 80% of glace’ fruit product sales are recorded during an eight to ten week period beginning in mid-September.

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

The First Quarter

Paradise, Inc.’s fruit segment net sales for the first quarter of 2017 totaled $932,519 compared to net sales of $853,280 for the similar reporting period of 2016 representing an increase of $79,239 or 9.3%. The fruit segment has two primary products for sale during the first quarter of the year. The first product, glace’ fruitcake ingredients, is produced and sold in bulk quantities to manufacturing bakeries and select supermarkets throughout the United States in time for the traditional Easter holiday season. The other product for sale in the first quarter is finished strawberry items produced exclusively for a local distributor during a short period of time beginning in early March and running through mid-April of each year. As in previous years, Paradise, Inc., based on a negotiated price (i.e. tolling fee) will receive and process fresh strawberries through its production facilities on behalf of this distributor. With favorable weather and market conditions present during the first quarter of 2017, net sales to this local distributor increased to $526,417 for the first three months of 2017 compared to $370,691 for the first three months of 2016. Strawberry tolling fees accounted for 56.5% of fruit segment sales during the first quarter of 2017 compared to 43.4% of first quarter 2016 sales. While management is pleased to report this increase in net sales, it’s important to note that with less than 10% of annual sales recorded as of March 31, 2017, no reasonable forecast or trend can be developed from this performance.

Paradise Plastics, Inc., (Paradise Plastics) a wholly owned company of Paradise, Inc., which accounted for 31.3% of total net sales to unaffiliated customers for the previous year, generated net sales of $1,516,081 for the three months ended March 31, 2017 compared to $2,109,676 for the similar reporting period of 2016. This represents a decrease of $593,595 or 28.1%. As mentioned in previous filings, Paradise Plastics produces various types of custom molded plastics parts for its customers which are then assembled into finished products by its customers for sale to the end user. Thus, in many cases, continued production and increased sales for these parts are based on their success achieved by the end user. However, in some cases, a change in production or product design may impact the continuation of these sales. As such, it was disclosed in the Company’s 2016 10K filing that beginning during the first quarter of 2017, a major plastics customer decided to transfer production of custom molded parts produced by thermoforming to another supplier who could produce these parts via injection molding. The major benefit to the customer was the ability to significantly lower production cost per part. These parts were previously thermoformed at Paradise Plastics facilities over the past nine years. Paradise Plastics did commit $3 million to construct a new on-site building as well as install necessary injection molding equipment to produce these parts, however, the offer was declined. Paradise, Inc. also disclosed in the Company’s year-end 2016 10K filing that depending on the timing when the new supplier was able to commence production, sales of these parts could decrease by more than $1 million for 2017. As such, with production of these parts completed during the first quarter of 2017, net sales totaled $120,625 compared to $1,757,250 for the twelve months of 2016. This represents a decrease of $1,636,625. Reacting to this situation, management has reduced its plastics staffing and is anticipated labor cost savings will exceed $250,000 for the remainder of 2017 compared to the full twelve months of 2016. It is also important to mention that Paradise Plastics is still producing other custom molding parts for this long term customer and is continuing to aggressively market its custom molding capabilities throughout the market place in order to replace as well as expand its current base of business. Furthermore, management will continue to closely monitor the impact this loss of business will have on its operations throughout the remainder of 2017 in order to determine if any additional changes to operations are warranted.

PARADISE, INC.	COMMISSION FILE NO. 0-3026

PART I.	FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The First Quarter (Continued)

Consolidated cost of sales as a percentage of net sales increased 13.2% for the first quarter of 2017 compared to the similar reporting period of 2016 primarily as variable cost associated with the decrease in plastics sales mentioned above outpaced the reduction in labor expenses to produce these plastic parts as of March 31, 2017. With the loss of approximately $1.6 million in plastics sales mentioned above, management has taken the necessary steps to reduce its plastics labor expense throughout the first quarter of 2017. The reduction of plastics labor occurring throughout the first quarter of 2017 will result in estimated labor savings in excess of $175,000 by year end. For the fruit segment, cost of sales during the first quarter remained consistent with similar reporting period of 2017. The Company’s primary product, glace’ fruitcake ingredients, does not commence production until the first of June. Thus, with the majority of fruitcake ingredient production contributed over 70% consolidated cost of sales, no determination of cost of sales as a percentage of consolidated sales can be forecast as of the date of this filing.

Selling, general & administrative expenses for the first three months of 2017 decreased 5.3% to $878,693 from $933,355 as Paradise, Inc. continues to receive payroll savings due to fewer employees working within these departments of the Company.

Other Significant Items

Other Income for the first quarter of 2017 totaled $18,202 compared to $1,743 for the similar reporting period of 2016. Other Income is periodic sales of recycled plastics materials from time to time along with changes in the cash surrender value of two insurance policies owned by the Company on behalf of two senior executives.

Inventory levels at March 31, 2017 were consistent with the similar reporting period of 2016 as inventory at March 31, 2017 and March 31, 2016 were $10,084,244 and $10,292,846, respectively. From time to time at the end of the first quarter, timing differences in the level of inventory on hand may occur as factors related to the harvest and market conditions could impact the delivery of raw fruitcake ingredients that are received from as far away as Southeast Asia. This was not the case as of March 31, 2017. Therefore, management’s primary goal at the end of the first quarter is to determine if inventory levels are sufficient for the upcoming selling season. For the period in review, this goal has been met.

Short Term Debt and Accounts Payable combined balances which are largely comprised of liabilities for raw materials for the Company’s fruit and plastics segments as of March 31, 2017 totaled $1,591,527 compared to $1,651,185 for the similar reporting period for 2016. These two account balances are directly related to inventory levels on hand at March 31, 2017 and March 31, 2016 as referenced in the preceding paragraph.

We finance our ongoing operations primarily with cash provided by our operating activities. Our principal sources of liquidity are our cash flows provided by operating activities, our existing cash, and a line of credit facility. At March 31, 2017 and December 31, 2016, we had $7.6 million and $9.2 million, respectively, in cash. The decrease in cash during the first quarter of 2017 of $1.6 million is consistent with all prior years as we will continue to use available cash reserves until we start to receive payments from our fruit customers after the start of our shipping season beginning in the fourth quarter of 2017. Additionally, we have a revolving line of credit with a maximum limit of $12 million and a borrowing limit of 80% of the Company’s eligible receivables plus 50% of the Company’s eligible inventory from January 1 to May 31 and 60% from June 1 to December 31 of each year, of which $0 was outstanding at March 31, 2017 and December 31, 2016. Within this agreement, there are letters of credit with a limit of $1,750,000, of which $656,653 was outstanding at March 31, 2017 and $42,938 at December 31, 2016. The line of credit agreement expires on July 31, 2017.

PARADISE, INC.	COMMISSION FILE NO. 0-3026

PART I.	FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Summary

Paradise, Inc.’s consolidated net sales for the three months ended March 31, 2017 totaled $2,448,600 compared to $2,962,956 for the similar reporting period of 2016, representing a decrease of 17.4%. This decrease is specifically related to the decision by a major plastics customer to change the design method and supplier for production of custom molded parts from thermoforming to injection molding during the first quarter of 2017. Correspondingly, cost of sales as a percentage of sales increased 11.9% as the decrease in plastics sales outpaced the necessary labor cost reductions during the first quarter of 2017. Selling, General and Administrative expenses were 5.3% less as of March 31, 2017 compared to March 31, 2016 as savings were achieved from less personnel on hand. Thus, the combination of these events, after applying income tax benefits at March 31, 2017 and March 31, 2016 of $259,036 and $138,022 resulted in a consolidated first quarter 2017 loss of $(409,036) compared to a first quarter 2016 loss of $(207,033).

However, it’s important to note that with less than 10% of annual fruit segment net sales processed and shipped as of March 31, 2017 and based on historically sales data which indicates that more than 80% of the Company’s annual fruit segment’s sales will occur during the months of September through November of each year, no realistic forecast or trend as to year end results can be developed as of the date of this filing.

Critical Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make assessments, estimates and assumptions that affect the amounts reported in the consolidated financial statements. We evaluate the accounting policies and estimates used to prepare the consolidated financial statements on an ongoing basis. Critical accounting estimates are those that require management’s most difficult, complex, or subjective judgments and have the most potential to impact our financial position and operating results. For a detailed discussion of our critical accounting estimates, see our Annual Report on Form 10-K for the year ended December 31, 2016. There have been no material changes to our critical accounting estimates during the three months ended March 31, 2017.

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

Impact of Recently Issued Accounting Pronouncements (Continued)

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory, which amends FASB ASU Topic 330, Inventory. This ASU requires entities to measure inventory at the lower of cost or net realizable value and eliminates the option that currently exists for measuring inventory at market value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonable predictable costs of completion, disposal, and transportation. This ASU is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. This ASU should be applied prospectively with earlier application permitted. The adoption of this ASU did not have a material impact on the Company’s financial position or results of operations.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740) Balance Sheet Classification of Deferred Taxes, which simplifies the presentation of deferred income taxes. The ASU provides presentation requirements to classify deferred tax assets and liabilities as noncurrent in a classified balance sheet. The standard is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted for any interim and annual financial statements that have not yet been issued. The new guidance may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

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

As of March 31, 2017, our Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures, and they have concluded that we maintain effective disclosure controls and procedures. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2017.

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

PARADISE, INC.
A Florida Corporation

/s/ Randy S. Gordon	Date: May 15, 2017
Randy S. Gordon
President and Chief Executive Officer

/s/ Jack M. Laskowitz	Date: May 15, 2017
Jack M. Laskowitz
Chief Financial Officer and Treasurer

