Form 10-Q
period 2017-06-30
PARADISE INC
filed 2017-08-14
CIK 76149

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Act of 1934.

For the quarterly period ended June 30, 2017

or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Act of 1934.

Commission File No. 0-3026

PARADISE, INC.

INCORPORATED IN FLORIDA

I.R.S. EMPLOYER IDENTIFICATION NO. 59-1007583

1200 W. DR. MARTIN LUTHER KING, JR. BLVD.,

PLANT CITY, FLORIDA 33563

(813) 752-1155

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares outstanding of each of the issuer’s classes of common stock as of August 14, 2017 was 519,600 shares.

PARADISE, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017

INDEX

		PAGE
PART I.	FINANCIAL INFORMATION

	ITEM 1.

	CONSOLIDATED BALANCE SHEETS:

	Assets

	As of June 30, 2017 (Unaudited), December 31, 2016 and June 30, 2016 (Unaudited)	2

	Liabilities and Stockholders’ Equity

	As of June 30, 2017 (Unaudited), December 31, 2016 and June 30, 2016 (Unaudited)	3

	CONSOLIDATED STATEMENTS OF OERATIONS (UNAUDITED):

	For the three-month periods ended June 30, 2017 and 2016	4

	For the six-month periods ended June 30, 2017 and 2016	5

	CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED):

	For the six-month periods ended June 30, 2017 and 2016	6

	NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)	7 – 10

	ITEM 2.

	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	11 – 15

	ITEM 3.

	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK – N/A	15

	ITEM 4.

	CONTROLS AND PROCEDURES	16

PART II.	OTHER INFORMATION

	ITEMS 1 – 6.	17

SIGNATURES		18

PARADISE, INC.	COMMISSION FILE NO. 0-3026

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

PARADISE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	AS OF		AS OF
	JUNE 30,	AS OF	JUNE 30,
	2017	DECEMBER 31,	2016
	(UNAUDITED)	2016	(UNAUDITED)
ASSETS

CURRENT ASSETS:

Cash	$3,839,389	$9,240,638	$3,226,323
Accounts Receivable,
Less, Allowances of $0 (06/30/17), $1,215,153 (12/31/16) and $0 (06/30/16)	613,130	2,108,608	1,123,400
Inventories:
Raw Materials	9,097,142	5,254,103	8,354,595
Work in Process	414,639	1,026,657	455,950
Supplies	165,413	165,446	161,258
Finished Goods	4,201,945	1,858,827	4,772,853
Income Tax Receivable	652,192	-	429,222
Prepaid Expenses and Other Current Assets	431,890	296,851	436,954

Total Current Assets	19,415,740	19,951,130	18,960,555

Property, Plant and Equipment,
Less, Accumulated Depreciation of $18,857,109 (06/30/17), $18,650,822 (12/31/16) and $18,461,580 (06/30/16)	4,433,640	4,162,636	3,928,048
Goodwill	413,280	413,280	413,280
Other Assets	339,726	393,994	370,941

TOTAL ASSETS	$24,602,386	$24,921,040	$23,672,824

See Accompanying Notes to these Consolidated Financial Statements (Unaudited)

	AS OF		AS OF
	JUNE 30,	AS OF	JUNE 30,
	2017	DECEMBER 31,	2016
	(UNAUDITED)	2016	(UNAUDITED)

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Short Term Debt	$1,052,779	$42,938	$820,589
Accounts Payable	872,862	808,696	815,410
Accrued Liabilities	116,789	689,177	106,173

Total Current Liabilities	2,042,430	1,540,811	1,742,172

DEFERRED INCOME TAX LIABILITY	126,482	126,482	73,291

Total Liabilities	2,168,912	1,667,293	1,815,463

STOCKHOLDERS’ EQUITY:
Common Stock: $0.30 Par Value, 2,000,000 Shares Authorized, 583,094 Shares Issued, 519,600 Shares Outstanding	174,928	174,928	174,928
Capital in Excess of Par Value	1,288,793	1,288,793	1,288,793
Retained Earnings	21,242,972	22,063,245	20,666,859
Treasury Stock, at Cost, 63,494 Shares	(273,219)	(273,219)	(273,219)

Total Stockholders’ Equity	22,433,474	23,253,747	21,857,361

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$24,602,386	$24,921,040	$23,672,824

PARADISE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	FOR THE THREE MONTHS ENDED
	JUNE 30,
	2017	2016

Net Sales	$1,351,449	$2,103,261

Costs and Expenses:
Cost of Goods Sold	1,267,775	1,525,357
Selling, General and Administrative Expense	597,964	742,566
Amortization Expense	-	29,843

Total Costs and Expenses	1,865,739	2,297,766

Loss from Operations	(514,290)	(194,505)

Other Income	28,513	48,959

Loss Before Income Taxes	(485,777)	(145,546)

Income Tax Benefit	204,440	58,218

Net Loss	$(281,337)	$(87,328)

Loss per Common Share (Basic and Diluted)	$(0.54)	$(0.17)

Dividend per Common Share	$0.00	$0.00

See Accompanying Notes to these Consolidated Financial Statements (Unaudited)

PARADISE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	FOR THE SIX MONTHS ENDED
	JUNE 30,
	2017	2016

Net Sales	$3,800,049	$5,066,217

Costs and Expenses:
Cost of Goods Sold	3,523,956	3,865,396
Selling, General and Administrative Expense	1,476,657	1,675,921
Amortization Expense	-	66,203

Total Costs and Expenses	5,000,613	5,607,520

Loss from Operations	(1,200,564)	(541,303)

Other Income	46,715	50,702

Loss Before Income Taxes	(1,153,849)	(490,601)

Income Tax Benefit	463,476	196,240

Net Loss	$(690,373)	$(294,361)

Loss per Common Share (Basic and Diluted)	$(1.33)	$(0.57)

Dividend per Common Share	$0.25	$0.15

See Accompanying Notes to these Consolidated Financial Statements (Unaudited)

PARADISE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	FOR THE SIX MONTHS ENDED
	JUNE 30,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(690,373)	$(294,361)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and Amortization	206,392	266,944
Decrease (Increase) in:
Accounts Receivable	1,495,478	1,058,906
Inventories	(5,574,106)	(5,564,987)
Prepaid Expenses and Other Current Assets	(135,039)	(118,704)
Income Tax Receivable	(652,192)	(352,932)
Other Assets	54,268	17,374
Increase (Decrease) in:
Accounts Payable	64,166	204,322
Accrued Liabilities	(572,388)	(737,678)

Net Cash Used in Operating Activities	(5,803,794)	(5,521,116)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Property and Equipment	(477,396)	(204,309)

Net Cash Used in Investing Activities	(477,396)	(204,309)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Short Term Debt	1,052,779	820,589
Payments on Short Term Debt	(42,938)	(582,839)
Dividends Paid	(129,900)	(77,940)

Net Cash Provided by Financing Activities	879,941	159,810

NET DECREASE IN CASH	(5,401,249)	(5,565,615)

CASH, AT BEGINNING OF PERIOD	9,240,638	8,791,938

CASH, AT END OF PERIOD	$3,839,389	$3,226,323

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
Income Tax	$190,000	$344,000

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

Consumer demand for glace’ fruit product is traditionally strongest during the Thanksgiving and Christmas season. Almost 80% of glace’ fruit product sales are recorded during an eight to ten week period beginning in mid September. Therefore, the operating results for the six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the current year.

Certain minor reclassifications have been made to the consolidated unaudited financial statements for the three and six months ended June 30, 2016 to conform to the classifications used for the three and six months ended June 30, 2017.

NOTE 2	IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard will be effective for the Company on January 1, 2018, which is the effective date for public companies. Early application is permitted as of January 1, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU No. 2014-09 will have on its financial statements and related disclosures. The Company is finalizing reviews and working on implementing the process, policy and disclosure changes that will go into effect January 1, 2017. At this time, the Company does not expect a material financial impact from adopting the new standard.

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU2015-03”). The standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct reduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this standards update. The Company evaluated this ASU and began early adoption beginning with the annual period ended December 31, 2016. The adoption of this ASU did not have a material impact on the Company’s financial position or results of operations.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842)(ASU 2016-02). Under ASU No. 2016-2, an entity will be required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU No. 2016-02 offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. For public companies, ASU No. 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, and requires a modified retrospective adoption, with early adoption permitted. The Company continues to make progress in their due diligence and assessment of the impact of the new standard across its operations and the consolidated financial statements, which will consist primarily of recording lease assets as liabilities on the balance sheet for operating leases.

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

PARADISE, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

NOTE 4	BUSINESS SEGMENT DATA

The Company’s operations are conducted through two business segments. These segments, and the primary operations of each, are as follows:

Business Segment	Operation

Fruit	Production of candied fruit, a basic fruitcake ingredient, sold to manufacturing bakers, institutional users, and retailers for use in home baking. Also, based on market conditions, the processing of frozen strawberry products, for sale to commercial and institutional users such as preservers, dairies, drink manufacturers, etc.

Molded Plastics	Production of plastics containers and other molded plastics for sale to various food processors and others.

	Three months ended	Three months ended
	June 30,	June 30,
	2017	2016
Net Sales in Each Segment

Fruit:
Sales to Unaffiliated Customers	$343,856	$401,378

Molded Plastics:
Sales to Unaffiliated Customers	1,007,593	1,701,883

Net Sales	$1,351,449	$2,103,261

	Six months ended	Six months ended
	June 30,	June 30,
	2017	2016
Net Sales in Each Segment

Fruit:
Sales to Unaffiliated Customers	$1,276,375	$1,254,658

Molded Plastics:
Sales to Unaffiliated Customers	2,523,674	3,811,559

Net Sales	$3,800,049	$5,066,217

PARADISE, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

NOTE 4	BUSINESS SEGMENT DATA (CONTINUED)

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

	June 30,	June 30,
	2017	2016

Identifiable Assets of Each Segment are Listed Below:

Fruit	$14,445,847	$13,556,927

Molded Plastics	4,125,240	5,002,643

Identifiable Assets	18,571,087	18,559,570

General Corporate Assets	6,031,299	5,113,254

Total Assets	$24,602,386	$23,672,824

Identifiable assets by segment are those assets that are principally used in the operations of each segment. General corporate assets are principally cash, prepaid expenses, other current assets, land and income tax assets.

NOTE 5	SUBSEQUENT NOTE

On July 28, 2017, Paradise, Inc. renewed its revolving line of credit with SunTrust Bank through July 31, 2019. This renewal provides for a maximum limit of $12 million and a borrowing limit of 80% of the Company’s eligible receivables plus the lesser of $6,000,000 or 50% of the Company’s eligible inventory from January 1 to May 31 and 60% from June 1 to December 31 of each year. Within this agreement are letters of credit with a limit of $1,750,000. The agreement is secured by all of the assets of the Company and requires that certain conditions are met for the Company to continue borrowing, including debt service coverage and debt to equity ratios and other financial covenants including an agreement not to encumber a mortgage on the property without bank approval. Interest is payable monthly at the bank’s LIBOR plus 1.75%.

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

The Second Quarter

Paradise, Inc.’s fruit segment net sales for the first six months of 2017 totaled $1,276,375 compared to net sales of $1,254,658 for the similar reporting period of 2016 representing a slight increase of $21,717 or 1.7%. The fruit segment has two primary products for sale during the first six months of the year. The first product, glace’ fruitcake ingredients, is produced and sold in bulk quantities to manufacturing bakeries and supermarkets throughout the United States leading up to the traditional Easter holiday season. With a decline in sales received and shipped during the first six months of 2017 compared to the similar reporting period of 2016 net sales decreased to $627,442 from $799,642. The other fruit segment product for sale is finished strawberry items produced exclusively for a local distributor during a short period of time beginning in early March and running through April of each year. As in previous years, Paradise, Inc., based on a negotiated price (i.e. tolling fee), will receive and process fresh strawberries through its production facilities on behalf of this distributor. With favorable weather and market conditions present during this short period of time, net sales to this local distributor totaled $648,933 for the first six months of 2017 compared to $455,016 for the first six months of 2016. It is important to mention the Company’s primary source of revenue is the sale of glace’ fruitcake ingredients to its retail customers for the traditional holiday baking seasons of Thanksgiving and Christmas. Sales to retail customers account for over 80% of all annual fruit segment sales. Thus, until the sales of retail glace’ fruitcake products are realized during the last quarter of the year, no trends or forecasts may be ascertained from sales achieved for the first six months of the year.

Paradise Plastics, Inc., (Paradise Plastics) a wholly owned company of Paradise, Inc., which accounted for 31.3% of total net sales to unaffiliated customers for the previous year, generated net sales of $2,523,674 for the six months ended June 30, 2017 compared to $3,811,559 for the similar reporting period of 2016. This represents a decrease of $1,287,885 or 33.8%. Paradise Plastics produces various types of custom molded plastics parts for its customers which are then assembled into finished products by its customers for sale to the end user. In many cases, continued production and increased sales for these parts are based on their success achieved by the end user. However, in some cases, a change in production or product design may impact the continuation of these sales. As such, it was disclosed in the past two filings that beginning first quarter of 2017, a major plastics customer decided to transfer production of custom molded parts produced by thermoforming to an out of state supplier who could produce these parts via injection molding. The major benefit to our customer was the ability to significantly lower production cost per part. These parts were previously thermoformed at Paradise Plastics facilities over the past nine years. Paradise Plastics offered to construct a new on-site building as well as install necessary injection molding equipment to continue production of these parts, however, the offer was declined. With production of these parts complete, net sales totaled $120,625 for the first six months of 2017 compared to $1,757,250 for the entire twelve months of 2016. This represents a decrease of $1,636,625. Reacting to this situation, management began an orderly reduction of hourly personnel associated with this loss of business during the first quarter of 2017. Now with the reduction in hourly personnel in place and along with the recent planned retirement of a Senior Vice-President Plastics, management is confident it will achieve cost savings in excess of $250,000 by year-end. It is also important to mention that Paradise Plastics is still producing other custom molding parts for this long term customer and is continuing to aggressively market its custom molding capabilities throughout the Southeast in order to replace this business as well as expand its current base of business. Management continues to closely monitor the impact this loss of business will have on its operations throughout the remainder of 2017 in order to determine if any additional changes to operations are warranted.

PARADISE, INC.	COMMISSION FILE NO. 0-3026

PART I.	FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The Second Quarter (Continued)

Consolidated cost of sales as a percentage of net sales increased 15.0% for the six months of 2017 compared to the similar reporting period of 2016 primarily as variable cost associated with the decrease in plastics sales mentioned in the preceding paragraph outpaced the reduction in labor expenses to produce these plastic parts during the first six months of operations. Furthermore, fruit segment cost of sales, which accounts for almost 70% of overall cost of sales does not commence production until June 1st of each year. Thus, with the majority of retail production yet to begin for 2017, no overall determination of cost of sales as a percentage of sales can be forecast as of the date of this filing.

Selling, general & administrative expenses for the first six months of 2017 decreased 11.9% to $1,476,657 from $1,675,921 as Paradise, Inc. continues to receive payroll savings due to fewer employees working within these departments of the Company.

Other Significant Items

Other Income for the six months of 2017 totaled $46,715 compared to $50,702 for the similar reporting period of 2016. Other Income is periodic sales of recycled plastics materials from time to time along with changes in the cash surrender value of two insurance policies owned by the Company on behalf of two senior executives. Paradise, Inc. is the beneficiary as to the premiums paid on behalf of these two policies.

Inventory levels were consistent at June 30, 2017 compared to June 30, 2016. Inventory values were $13,879,139 and 13,744,656, respectively. From time to time, during the first six months of any year, timing differences in the level of inventory on hand may occur as factors related to harvest and market conditions could impact the delivery of raw fruitcake ingredients that are ordered from as far away as Southeast Asia. As such, timing of overseas delivery dates for fruit inventory did have an impact of increasing the level of fruit segment inventory by approximately $700,000 which more than offset a decrease in the level of plastics inventory of over $600,000 due to the decline in plastics sales.

Short Term Debt and Accounts Payable combined balances are largely comprised of liabilities for raw fruit and plastics materials and totaled $1,925,641 as of June 30, 2017 compared to $1,635,999 for the similar reporting period for 2016. These two account balances are directly related to the increase in fruit inventory levels on hand as of June 30, 2017 and June 30, 2016 as terms for repayment may extend up to six months from receipt.

We finance our ongoing operations primarily with cash provided by our operating activities. Our principal sources of liquidity are our cash flows provided by operating activities, our existing cash, and a line of credit facility. At June 30, 2017 and December 31, 2016, we had $3.8 million and $9.2 million, respectively, in cash. The decrease in cash during the first six months of 2017 of $5.4 million is consistent with all prior years as we will continue to use available cash reserves until we start receiving payments from fruit customers no earlier than the fourth quarter of the year. Additionally, we have a revolving line of credit with a maximum limit of $12 million and a borrowing limit of 80% of the Company’s eligible receivables plus 50% of the Company’s eligible inventory from January 1 to May 31 and 60% from June 1 to December 31 of each year, of which $0 was outstanding at June 30, 2017 and at December 31, 2016. Within this agreement, there are letters of credit with a limit of $1,750,000, of which $1,052,779 was outstanding at June 30, 2017 and $42,938 at December 31, 2016. The line of credit agreement expires on July 31, 2019.

PARADISE, INC.	COMMISSION FILE NO. 0-3026

PART I.	FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Summary

Paradise, Inc.’s consolidated net sales for the six months ended June 30, 2017 were $3,800,049 compared to $5,066,217 for the similar reporting period of 2016, representing a decrease of 25.0%. This decrease, as mentioned in previous filings as well as discussed above, is specifically related to the decision by a major plastics customer to change the design method and supplier for production of custom molded parts from thermoforming to injection molding during the first quarter of 2017. Correspondingly, cost of sales increased 15% as the decrease in plastics sales outpaced the necessary labor cost reductions that were fully implemented during the second quarter of 2017. Selling, general and administrative expenses continued trend downward during the first six months of 2017 compared to the similar reporting period of 2016 as savings are being achieved from less sales and administrative personnel on hand. Thus, the combination of these events, after applying income tax benefits of $463,476 and $196,240, respectively, resulted in consolidated losses of $(690,373) for the six months ending June 30, 2017 compared to $(294,361) for the six months ending June 30, 2016.

However, as in all previously interim filings, it’s important to note that with less than 10% of annual fruit segment net sales processed and shipped as of June 30, 2017 and based on historically sales data which indicates that more than 80% of the Company’s annual fruit segment’s sales will occur during the months of September through November of each year, no realistic forecast or trend as to year end results can be developed as of the date of this filing.

Critical Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make assessments, estimates and assumptions that affect the amounts reported in the consolidated financial statements. We evaluate the accounting policies and estimates used to prepare the consolidated financial statements on an ongoing basis. Critical accounting estimates are those that require management’s most difficult, complex, or subjective judgments and have the most potential to impact our financial position and operating results. For a detailed discussion of our critical accounting estimates, see our Annual Report on Form 10-K for the year ended December 31, 2016. There have been no material changes to our critical accounting estimates during the six months ended June 30, 2017.

Impact of Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard will be effective for the Company on January 1, 2018, which is the effective date for public companies. Early application is permitted as of January 1, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU No. 2014-09 will have on its financial statements and related disclosures. The Company is finalizing reviews and working on implementing the process, policy and disclosure changes that will go into effect January 1, 2017. At this time, the Company does not expect a material financial impact from adopting the new standard.

PARADISE, INC.	COMMISSION FILE NO. 0-3026

PART I.	FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Impact of Recently Issued Accounting Pronouncements (Continued)

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU2015-03”). The standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct reduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this standards update. The Company evaluated this ASU and began early adoption beginning with the annual period ended December 31, 2016. The adoption of this ASU did not have a material impact on the Company’s financial position or results of operations.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842)(ASU 2016-02). Under ASU No. 2016-2, an entity will be required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU No. 2016-02 offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. For public companies, ASU No. 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, and requires a modified retrospective adoption, with early adoption permitted. The Company continues to make progress in their due diligence and assessment of the impact of the new standard across its operations and the consolidated financial statements, which will consist primarily of recording lease assets as liabilities on the balance sheet for operating leases.

Except as noted above, the Company’s management does not believe that recent codified pronouncements by the Financial Accounting Standards Board (“FASB”) (including its EITF), the AICPA or the Securities and Exchange Commission will have a material impact on the Company’s current or future consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosure and Market Risk – N/A

PARADISE, INC.	COMMISSION FILE NO. 0-3026

PART I.	FINANCIAL INFORMATION

Item 4.	Controls and Procedures

As of June 30, 2017, our Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures, and they have concluded that we maintain effective disclosure controls and procedures. There were no changes in our internal control over financial reporting during the six months ended June 30, 2017.

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

PARADISE, INC.
A Florida Corporation

/s/ Randy S. Gordon	Date:	August 14, 2017
Randy S. Gordon
President and Chief Executive Officer

/s/ Jack M. Laskowitz	Date:	August 14, 2017
Jack M. Laskowitz
Chief Financial Officer and Treasurer

