Form 10-Q
period 2017-09-30
PARADISE INC
filed 2017-11-14
CIK 76149

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-Q

______________

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Act of 1934.

For the quarterly period ended September 30, 2017

or

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

The number of shares outstanding of each of the issuer’s classes of common stock as of November 14, 2017 was 519,600 shares.

PARADISE, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

INDEX

		PAGE
PART I.	FINANCIAL INFORMATION

	ITEM 1.

	CONSOLIDATED BALANCE SHEETS:

	Assets

	As of September 30, 2017 (Unaudited), December 31, 2016 and September 30, 2016 (Unaudited)	2

	Liabilities and Stockholders’ Equity

	As of September 30, 2017 (Unaudited), December 31, 2016 and September 30, 2016 (Unaudited)	3

	CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED):

	For the three-month periods ended September 30, 2017 and 2016	4

	For the nine-month periods ended September 30, 2017 and 2016	5

	CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED):

	For the nine-month periods ended September 30, 2017 and 2016	6

	NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)	7 – 10

	ITEM 2.

	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	11 – 16

	ITEM 3.

	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK – N/A	16

	ITEM 4.

	CONTROLS AND PROCEDURES	16

PART II.	OTHER INFORMATION

	ITEMS 1 – 6.	17

SIGNATURES		18

PARADISE, INC.	COMMISSION FILE NO. 0-3026

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

PARADISE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	AS OF		AS OF
	SEPTEMBER 30,	AS OF	SEPTEMBER 30,
	2017	DECEMBER 31,	2016
	(UNAUDITED)	2016	(UNAUDITED)

ASSETS

CURRENT ASSETS:

Cash	$1,085,701	$9,240,638	$1,138,700
Accounts Receivable,
Less, Allowances of $0 (09/30/17), $1,215,153 (12/31/16) and $0 (09/30/16)	5,409,122	2,108,608	6,378,274
Inventories:
Raw Materials	7,669,182	5,254,103	7,605,280
Work in Process	394,889	1,026,657	333,884
Supplies	165,413	165,446	161,258
Finished Goods	4,087,294	1,858,827	3,897,230
Income Tax Receivable	655,304	-	-
Prepaid Expenses and Other Current Assets	351,500	296,851	455,684

Total Current Assets	19,818,405	19,951,130	19,970,310

Property, Plant and Equipment,
Less, Accumulated Depreciation of $18,958,502 (09/30/17), $18,650,822 (12/31/16) and $18,557,477 (09/30/16)	4,342,539	4,162,636	3,919,133
Goodwill	413,280	413,280	413,280
Other Assets	375,718	393,994	381,149

TOTAL ASSETS	$24,949,942	$24,921,040	$24,683,872

See Accompanying Notes to these Consolidated Financial Statements (Unaudited)

	AS OF		AS OF
	SEPTEMBER 30,	AS OF	SEPTEMBER 30,
	2017	DECEMBER 31,	2016
	(UNAUDITED)	2016	(UNAUDITED)

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Short Term Debt	$428,346	$42,938	$291,838
Accounts Payable	1,182,998	808,696	712,962
Accrued Liabilities	536,887	689,177	607,603
Income Taxes Payable	-	-	193,185

Total Current Liabilities	2,148,231	1,540,811	1,805,588

DEFERRED INCOME TAX LIABILITY	126,482	126,482	73,291

Total Liabilities	2,274,713	1,667,293	1,878,879

STOCKHOLDERS’ EQUITY:
Common Stock: $0.30 Par Value, 2,000,000 Shares Authorized, 583,094 Shares Issued, 519,600 Shares Outstanding	174,928	174,928	174,928
Capital in Excess of Par Value	1,288,793	1,288,793	1,288,793
Retained Earnings	21,484,727	22,063,245	21,614,491
Treasury Stock, at Cost, 63,494 Shares	(273,219)	(273,219)	(273,219)

Total Stockholders’ Equity	22,675,229	23,253,747	22,804,993

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$24,949,942	$24,921,040	$24,683,872

PARADISE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	FOR THE THREE MONTHS ENDED
	SEPTEMBER 30,
	2017	2016

Net Sales	$7,644,130	$8,884,152

Costs and Expenses:
Cost of Goods Sold	6,225,065	6,173,066
Selling, General and Administrative Expense	1,007,875	1,098,845
Amortization Expense	3,000	2,000

Total Costs and Expenses	7,235,940	7,273,911

Income from Operations	408,190	1,610,241

Other Expenses	(2,037)	(30,856)

Income from Operations Before Income Taxes	406,153	1,579,385

Provision for Income Taxes	164,398	631,753

Net Income	$241,755	$947,632

Income per Common Share (Basic and Diluted)	$0.47	$1.82

Dividend per Common Share	$0.00	$0.00

See Accompanying Notes to these Consolidated Financial Statements (Unaudited)

PARADISE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	FOR THE NINE MONTHS ENDED
	SEPTEMBER 30,
	2017	2016

Net Sales	$11,444,179	$13,950,369

Costs and Expenses:
Cost of Goods Sold	9,749,021	10,038,462
Selling, General and Administrative Expense	2,484,532	2,774,766
Amortization Expense	3,000	68,203

Total Costs and Expenses	12,236,553	12,881,431

(Loss) Income from Operations	(792,374)	1,068,938

Other Income	44,678	19,846

(Loss) Income from Operations Before Income Taxes	(747,696)	1,088,784

Benefit (Provision) for Income Taxes	299,078	(435,513)

Net (Loss) Income	$(448,618)	$653,271

(Loss) Income per Common Share (Basic and Diluted)	$(0.86)	$1.26

Dividend per Common Share	$0.25	$0.15

See Accompanying Notes to these Consolidated Financial Statements (Unaudited)

PARADISE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	FOR THE NINE MONTHS ENDED
	SEPTEMBER 30,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss) Income	$(448,618)	$653,271
Adjustments to Reconcile Net (Loss) Income to Net Cash Used in Operating Activities:
Depreciation and Amortization	310,785	367,329
(Increase) Decrease in:
Accounts Receivable	(3,300,514)	(4,195,968)
Inventories	(4,011,745)	(3,817,983)
Prepaid Expenses	(54,649)	(137,434)
Other Assets	15,276	5,166
Income Tax Asset	(655,304)	-
Increase (Decrease) in:
Accounts Payable	374,302	101,874
Accrued Liabilities	(152,290)	33,227

Net Cash Used in Operating Activities	(7,922,757)	(6,990,518)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Property and Equipment	(487,688)	(293,779)

Net Cash Used in Investing Activities	(487,688)	(293,779)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on Short Term Debt	(680,763)	(863,527)
Proceeds from Short Term Debt	1,066,171	572,526
Dividends Paid	(129,900)	(77,940)

Net Cash Provided by (Used in) Financing Activities	255,508	(368,941)

NET DECREASE IN CASH	(8,154,937)	(7,653,238)

CASH, AT BEGINNING OF PERIOD	9,240,638	8,791,938

CASH, AT END OF PERIOD	$1,085,701	$1,138,700

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
Income Tax	$357,510	$353,346

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

Consumer demand for glace’ fruit product is traditionally strongest during the Thanksgiving and Christmas season. Almost 80% of glace’ fruit product sales are recorded during an eight to ten week period beginning in mid September. Therefore, the operating results for the nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the current year.

Certain minor reclassifications have been made to the consolidated unaudited financial statements for the three and nine months ended September 30, 2016 to conform to the classifications used for the three and nine months ended September 30, 2017.

NOTE 2	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard will be effective retrospectively for the Company on January 1, 2018, which is the effective date for public companies. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU No. 2014-09 will have on its financial statements and related disclosures. The Company is finalizing reviews and working on implementing the process, policy and disclosure changes that will go into effect January 1, 2018. At this time, the Company does not expect a material financial impact from adopting the new standard.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842)(ASU 2016-02). Under ASU No. 2016-2, an entity will be required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU No. 2016-02 offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. For public companies, ASU No. 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, and requires a modified retrospective adoption, with early adoption permitted. The Company continues to make progress in their due diligence and assessment of the impact of the new standard across its operations and the consolidated financial statements, which will consist primarily of recording right of use assets and corresponding lease liabilities on the balance sheet for operating leases.

Except as noted above, the Company’s management does not believe that recent codified pronouncements by the Financial Accounting Standards Board (“FASB”) (including its EITF), the AICPA or the Securities and Exchange Commission will have a material impact on the Company’s current or future consolidated financial statements.

NOTE 3	INCOME PER COMMON SHARE

Basic and diluted income per common share is based on the weighted average number of shares outstanding of 519,600. There are no dilutive securities outstanding.

PARADISE, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

NOTE 4	BUSINESS SEGMENT DATA

The Company’s operations are conducted through two business segments. These segments, and the primary operations of each, are as follows:

Business Segment	Operation

Fruit	Production of candied fruit, a basic fruitcake ingredient, sold to manufacturing bakers, institutional users, and retailers for use in home baking. Also, based on market conditions, the processing of frozen strawberry products, for sale to commercial and institutional users such as preservers, dairies, drink manufacturers, etc.

Molded Plastics	Production of plastics containers and other molded plastics for sale to various food processors and others.

	Three months ended	Three months ended
	September 30,	September 30,
	2017	2016
Net Sales in Each Segment

Fruit:
Sales to Unaffiliated Customers	$6,605,247	$7,389,005

Molded Plastics:
Sales to Unaffiliated Customers	1,038,883	1,495,147

Net Sales	$7,644,130	$8,884,152

	Nine months ended	Nine months ended
	September 30,	September 30,
	2017	2016
Net Sales in Each Segment

Fruit:
Sales to Unaffiliated Customers	$7,881,622	$8,643,663

Molded Plastics:
Sales to Unaffiliated Customers	3,562,557	5,306,706

Net Sales	$11,444,179	$13,950,369

PARADISE, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

NOTE 4	BUSINESS SEGMENT DATA (CONTINUED)

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

	September 30,	September 30,
	2017	2016

Identifiable Assets of Each Segment are Listed Below:

Fruit	$17,733,521	$17,678,419

Molded Plastics	4,020,398	4,399,853

Identifiable Assets	21,753,919	22,078,272

General Corporate Assets	3,196,023	2,605,600

Total Assets	$24,949,942	$24,683,872

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

The First Nine Months

Paradise, Inc.’s fruit segment net sales for the first nine months of 2017 decreased 8.9% to $7,881,622 from $8,643,663 for the similar nine month reporting period of 2016. This decrease is primarily related to timing differences in the receipt of customer’s purchase orders and the corresponding shipment of these orders. Changes in dates of opening orders from long-time customers between interim reporting periods will have a direct impact on net sales comparisons. Paradise, Inc. recognizes net sales generally upon receipt of its products by its customers. To illustrate this in financial terms, fruit segment shipments to customers during the first five business days of October, 2017 were $2,193,260 compared to $242,241 for the first five business days of October, 2016. Thus, extending the reporting period into the first week of October, 2017 and October, 2016 would have resulted in increased fruit segment net sales of 13.4% compared to the 8.9% decrease reported above. Management has consistently disclosed that interim filings are not reliable financial indicators of year-end performance. Only after a full year’s selling season which eliminates such timing differences related to dates of opening orders shipped, received and placed in stores by our customers, will the Company have the necessary sales data to determine if its sales and marketing efforts for the current year were successful.

Paradise Plastics, Inc., (Paradise Plastics) a wholly owned company of Paradise, Inc., which accounted for 31.3% of total net sales to unaffiliated customers for the previous year, generated net sales of $3,562,557 for the nine months ended September 30, 2017 compared to $5,306,706 for the similar reporting period of 2016. This represents a decrease of $1,744,149 or 32.9%. Paradise Plastics produces various types of custom molded parts for its customers which are then assembled into finished products by its customers for sale to the end user. In many cases, continued production and increased sales for these parts are based on their success achieved by the end user. Furthermore, in some cases, a change in product design may impact the continuation of these sales. As disclosed in previous filings, beginning first quarter of 2017, a major plastics customer decided to transfer production of custom molded parts produced by thermoforming to an out of state supplier who could produce these parts via injection molding. The major benefit to the customer was the ability to significantly lower their cost per unit. These parts had been previously thermoformed at Paradise Plastics facilities over the past nine years. Management in discussions with this customer offered to construct a new on-site building as well as purchase the necessary injection molding equipment to continue production, however, the offer was declined. With production of these parts coming to an end during the first quarter of 2017, net sales totaled $120,625 compared to $1,757,250 for the entire twelve months of 2016. This represents a decrease of $1,636,625 and is the primary reason for the decrease in plastics sales mentioned above. Reacting to this situation, management commenced an orderly reduction of hourly personnel associated with this loss of business during the first and second quarters of 2017. Now with the reduction in hourly personnel in place and along with the recent planned retirement of a Senior Vice President - Plastics, management has achieved labor savings in excess of $250,000 as of the date of this filing. It is also important to mention that Paradise Plastics is still producing other custom molding parts for this long term customer and is continuing to aggressively market its custom molding capabilities throughout the Southeast in order to replace this business. Management continues to closely monitor the impact this loss of business will have on its operations throughout the remainder of 2017 in order to determine if any additional changes to operations are warranted. If the Company is unable to replace these lost sales, its ability to recover goodwill of $413,280 related to Paradise Plastics could be affected.

PARADISE, INC.	COMMISSION FILE NO. 0-3026

PART I.	FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The First Nine Months (Continued)

Consolidated cost of sales as a percentage of net sales increased 13.3% for the nine months ending September 30, 2017 compared to the similar reporting period of 2016. This is less than the 15% increase in cost of sales reported in the Company’s second quarter filing as variable cost associated with the decrease in plastics sales still continued to outpace the reduction in labor and other variable expenses. However, as fruit segment production, representing more than 70% of cost of sales, continues to produce inventory for sale well into the fourth quarter of the year, no meaningful forecast of consolidated cost of sales can be reported until a full twelve months accounting of operations is completed.

Selling, general & administrative expenses for the nine months ending September 30, 2017 decreased 11.7% to $2,484,532 from $2,774,766 for the nine months ending September 30, 2016 as Paradise, Inc. continues to receive payroll savings due to fewer employees working within these departments.

Other Significant Items

Other Income for the first nine months of 2017 totaled $44,678 compared to $19,846 for the similar reporting period of 2016. This increase is related to the cash surrender value of two insurance policies owned by the Company on behalf of two senior executives who have been employed by the Company for over fifty years. Paradise, Inc. is the beneficiary as to the premiums paid on behalf of these two policies.

Inventory on hand increased by $319,126 to $12,316,778 as of September 30, 2017 from $11,997,652 as of September 30, 2016. During the year, timing differences in levels of inventory may fluctuate due to the following two factors. First, changes in harvest and or market conditions of raw fruit commodities received from as far away as Southeast Asia may overlap into different quarterly filings period. Secondly, timing differences in levels of inventory will occur as shipments of fruit segment products to retail customers will also overlap quarterly filing dates. For the current reporting period, both factors were present as an increase in raw fruit materials received from overseas suppliers during the third quarter of 2017 along with a delay in shipments to retail customers until the fourth quarter of 2017 more than offset the decrease in plastics inventory levels as of September 30, 2017.

Short Term Debt and Accounts Payable balances largely comprised of liabilities for raw fruit materials increased $606,544 to $1,611,344 as of September 30, 2017 compared to $1,004,800 as of September 30, 2016. These two account balances are directly related to the increase in fruit inventory levels on hand as of September 30, 2017 as a greater percentage of raw fruit commodities were received from our international and domestic suppliers during the third quarter of 2017 compared to the similar period of 2016.

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

Other Significant Items (Continued)

Paradise, Inc. finances ongoing operations primarily with cash provided by our operating activities which are seasonal in nature. Our principal sources of liquidity are our cash flows provided by operating activities, our existing cash, and a line of credit facility. At September 30, 2017 and December 31, 2016, we had $1,085,701 and $9,240,638, respectively, in cash. Additionally, we have a revolving line of credit with a maximum limit of $12 million and a borrowing limit of 80% of the Company’s eligible receivables plus up to 60% of the Company’s eligible inventory, of which $0 was outstanding at September 30, 2017 and $0 at December 31, 2016. Within this agreement, there are letters of credit with a limit of $1,750,000, of which $428,346 was outstanding at September 30, 2017 and $42,938 at December 31, 2016. The line of credit agreement expires in July, 2019. Net cash decreased by $8,154,937 for the nine months ended September 30, 2017 compared to $7,653,238 for the nine months ended September 30, 2016 as the Company needs approximately $1 million per month to acquire inventory and finance operations during the first nine months of the year.

Summary

Paradise Inc.’s consolidated net sales decreased to $11,444,179 for the first nine months of 2017 from $13,950,369 for the first nine months of 2016. This decrease is due to two factors. First, timing differences in shipments of retail fruit orders were received into the first week of October, 2017. As such, fruit segment sales for the first 5 days of October, 2017 totaled $2,193,260 compared to $242,241 for the first five days of October 2016. Secondly, the decision by a major plastics customer to change the design method and supplier for production of custom molded parts from thermoforming to injection molding during the first quarter of 2017 is the primary reason that plastics segment sales decreased by $1,744,149 or 32.9% for the first nine months of 2017 compared to the similar reporting period of 2016. Correspondingly, cost of sales increased 13.2% as the decline in plastics sales outpaced the orderly reductions of labor cost that were phased in during the first and second quarters of 2017. Thus, the overall impact of this activity resulted in a net loss of $(448,618) for the nine months ending September 30, 2017 compared to net income of $653,271 for the nine months ending September 30, 2016.

PARADISE, INC.	COMMISSION FILE NO. 0-3026

PART I.	FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Critical Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make assessments, estimates and assumptions that affect the amounts reported in the consolidated financial statements. We evaluate the accounting policies and estimates used to prepare the consolidated financial statements on an ongoing basis. Critical accounting estimates are those that require management’s most difficult, complex, or subjective judgments and have the most potential to impact our financial position and operating results. For a detailed discussion of our critical accounting estimates, see our Annual Report on Form 10-K for the year ended December 31, 2016. There have been no material changes to our critical accounting estimates during the nine months ended September 30, 2017.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard will be effective retrospectively for the Company on January 1, 2018, which is the effective date for public companies. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU No. 2014-09 will have on its financial statements and related disclosures. The Company is finalizing reviews and working on implementing the process, policy and disclosure changes that will go into effect January 1, 2018. At this time, the Company does not expect a material financial impact from adopting the new standard.

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

Recently Issued Accounting Pronouncements (Continued)

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842)(ASU 2016-02). Under ASU No. 2016-2, an entity will be required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU No. 2016-02 offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. For public companies, ASU No. 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, and requires a modified retrospective adoption, with early adoption permitted. The Company continues to make progress in their due diligence and assessment of the impact of the new standard across its operations and the consolidated financial statements, which will consist primarily of recording right of use assets and corresponding lease liabilities on the balance sheet for operating leases.

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

As of September 30, 2017, our Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures, and they have concluded that we maintain effective disclosure controls and procedures. There were no changes in our internal control over financial reporting during the nine months ended September 30, 2017.

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

PARADISE, INC.
A Florida Corporation

/s/ Randy S. Gordon	Date: November 14, 2017
Randy S. Gordon
President and Chief Executive Officer

/s/ Jack M. Laskowitz	Date: November 14, 2017
Jack M. Laskowitz
Chief Financial Officer and Treasurer