Form 10-K
period 2017-12-31
PARADISE INC
filed 2018-04-02
CIK 76149

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company, as defined in rule 12b-2 of the Exchange Act.

Large accelerated filer ☐    Accelerated filer ☐     Non-accelerated filer ☐

Smaller reporting company ☒     Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $9,718,221 (as of June 30, 2017, bid price $31.00)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 2, 2018

Common Stock,
$.30 Par Value	519,600 Shares

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

PARADISE, INC.

2017 FORM 10-K ANNUAL REPORT

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

In terms of candied fruit dollar sales, during 2017, approximately 20% were shipped to manufacturing bakers and other institutional users, with the balance being sold through supermarkets and other retail outlets for ultimate use in the home.

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

With the continuing acquisitions, mergers and other consolidations in the supermarket industry, there is increasing concentration of candied fruit buying activity. During 2017, the Company derived 16.6% of its consolidated net sales from Walmart Stores, Inc. This customer is not affiliated with Paradise, Inc. in any way. The loss of this customer would have a material adverse effect on operating earnings.

While there is no industry-wide data available, management estimates that the Company sold approximately 85% of all candied fruits and peels consumed in the U.S. during 2017. The Company knows of two major competitors; however, it estimates that neither of these has as large a share of the market as the Company’s.

The molded plastics industry is very large and diverse, and management has no reasonable estimate of its total size. Many products produced by the Company are materials for its own use in the packaging of candied fruits for sale at the retail level. Outside sales represent approximately 90% of the Company’s total plastics production at cost. During 2017, the Company derived 10.4% of its consolidated net sales from Aqua Cal, Inc. The loss of this customer would have a material adverse effect on operating earnings.

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

By local ordinance, it is required that all water effluent is metered, tested and discharged into a municipal industrial waste treatment plant. During 2017, costs for this discharge approximated $295,000, and management estimates that all expenses directly related to compliance with environmental regulations total well over $325,000 annually, which includes costs for permits, third party inspections and depreciation of installations.

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

On August 22, 1997, the Securities and Exchange Commission issued new listing requirements for companies listed on the NASDAQ Small Cap Market. The requirements became effective on February 23, 1998. As of December 2017, the Company had not met the listing criteria. Paradise, Inc. is currently listed as PARF:OTCPK.

(a)	The following table shows the range of closing bid prices for the Company’s Common Stock in the over-the-counter market for the calendar quarters indicated. The quotations represent prices in the over-the-counter market between dealers in securities, do not include retail mark-up, mark-down, or commissions and may not necessarily represent actual transactions.

	BID PRICES
	High	Low

2017

First Quarter	32.00	26.80
Second Quarter	38.50	29.75
Third Quarter	35.95	27.00
Fourth Quarter	30.00	26.85

2016

First Quarter	29.00	22.85
Second Quarter	26.00	23.00
Third Quarter	28.83	25.35
Fourth Quarter	27.50	23.21

(b)	Approximate Number of Equity Security Holders

As of April 2, 2018, the approximate number of holders of record of each class of equity securities of the Registrant were:

NUMBER OF
TITLE OF CLASS	HOLDERS OF RECORD

Common Stock, $.30 Par Value	105

(c)	Dividend History and Policy

Dividends have been declared and paid annually when warranted by profitability. On April 2, 2018, the Board of Directors declared dividends of $0.15 per share to stockholders of record on April 13, 2018. Dividends paid to stockholders for 2017 were $0.25 per share and for 2016 were $0.15 per share.

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

	Relationship to		Period to Period
	Total Revenue		Increase (Decrease)
	Year Ended December 31,		Years Ended
	2017	2016	2017-2016	2016-2015

NET SALES:
Candied Fruit	77.5%	68.7%	6.6%	(1.5)%
Molded Plastics	22.5	31.3	(31.9)	(3.4)

Total Sales	100.0	100.0	(5.5)	(2.1)

Cost of Sales	78.0	73.7	0.0	(4.9)
Selling, General and Administrative Expenses	17.9	18.4	(7.8)	(10.8)
Amortization Expense	-	0.3	(91.2)	(51.2)
Interest Expense	-	-	-	-

Total Expenses	95.9	92.4	(1.9)	(6.4)

Income from Operations	4.1	7.6	(49.2)	120.9
Other Income, Net	-	-	96.0	(78.2)

Income Before Provision for Income Taxes	4.1	7.6	48.8	116.1
Provision for Income Taxes	1.3	2.8	56.3	116.5

Net Income	2.8%	4.8%	(44.4)%	115.9%

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

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

Critical Accounting Policies and Estimates (Continued)

Accounts Receivable

Management reviews subsequent collections on accounts receivable and writes off all year-end balances that are not deemed collectible by the time the consolidated financial statements are issued. Additionally, management has provided for estimated product returns by applying an allowance against accounts receivable for the invoiced price of the returns. A provision to recognize a related estimate of finished goods returns has been added to inventories. Management considers the remaining accounts receivable to be fully collectible; accordingly, no allowance for doubtful accounts has been established as of December 31, 2017 and 2016. If accounts become uncollectible, they will be charged to operations when that determination is made. The Company does not have a policy to charge interest on past due amounts. Accounts Receivable are considered past due based on invoice terms.

Goodwill

Goodwill totaling $413,280 represents the excess purchase price over the fair value of the net assets acquired in the acquisition of Mastercraft Products Corporation. These costs are reviewed for impairment at least annually or more frequently upon the occurrence of an event or when circumstances indicate that goodwill may be impaired. During the years ended December 31, 2017 and 2016, the Company determined that its goodwill was not impaired.

Impact of Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The revenue guidance is effective for annual reporting periods beginning after December 15, 2017, with early adoption permitted as of the original effective date (annual reporting periods beginning after December 15, 2016). The ASU may be applied retrospectively to historical periods presented or as a cumulative-effect adjustment as of the date of adoption. The Company adopted the new standard on January 1, 2018 on a full retrospective basis. There was no material financial impact from adopting the new revenue standards.

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

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740) Balance Sheet Classification of Deferred Taxes, which simplifies the presentation of deferred income taxes. The ASU provides presentation requirements to classify deferred tax assets and liabilities as noncurrent in a classified balance sheet. The standard is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted for any interim and annual financial statements that have not yet been issued. The new guidance may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company adopted this ASU with retrospective application for the annual period ended December 31, 2016. The adoption of this ASU did not have a material impact on the Company’s financial position or results of operations.

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

2017 Compared to 2016

Results of Operations

Paradise, Inc. is the leading producer of glace’ fruit, a primary ingredient of fruit cakes sold to manufacturing bakers, institutional users and supermarkets for sale during the holiday seasons of Thanksgiving and Christmas. Paradise, Inc. consists of two business segments, fruit and plastics. Fruit segment net sales represented 77.5% of consolidated net sales during the current twelve month reporting period ending December 31, 2017. Fruit segment net sales for 2017 increased 6.6% to $17,012,007 from $15,957,022 for the similar reporting period of 2016 as sales to two major customers increased the number of holiday fruitcake ingredients ordered and placed into various holiday baking centers within their stores. Within this overall improvement in fruit segment sales has been a steady growth with online sales which totaled $191,825 for the reporting period of December 31, 2017 compared to $151,115 for the reporting period of December 31, 2016. Since 2014, when online sales totaled $87,950, we have experienced an increase of over 118% in online sales. Realizing the significance of this buying pattern, management continues to improve access to the Company’s website to allow a new generation of customers to purchase fruitcake ingredients not only for the holiday seasons but for use of these ingredients throughout the year.

Paradise Plastics, Inc., (Paradise Plastics) a wholly owned company of Paradise, Inc., which accounted for 22.5% of total net sales to unaffiliated customers during 2017, generated net sales of $4,952,396 compared to $7,273,364 for the similar reporting period of 2016. This represents a decrease of $2,320,968 or 31.9%. Paradise Plastics produces various types of custom molded parts for customers which are then assembled into finished products by its customers for sale to the end user. In many cases, continued production for these parts are based on success achieved by the end user. Furthermore, in some cases, a change in product design may impact the continuation of these sales. As disclosed in previous filings, beginning first quarter of 2017, a major plastics customer decided to transfer production of custom molded parts produced by thermoforming to an out of state supplier who could produce these parts via injection molding. The major benefit to the customer was the ability to significantly lower their cost per unit. These parts had been previously thermoformed at Paradise Plastics facilities over the past nine years. Management in discussions with this customer offered to construct a new on-site building as well as purchase the necessary injection molding equipment to continue production, however, the offer was declined. With production of these parts coming to an end during the first quarter of 2017, net sales totaled $120,625 compared to $1,757,250 for the entire twelve months of 2016. This represents a decrease of $1,636,625 and is the primary reason for the decrease in plastics sales mentioned above. The remaining loss revenue of $684,343 for 2017 was based on factors such as the transfer of production to facilities outside of the United States along with reduced orders for parts from other long term customers. Reacting to this situation, management commenced an orderly reduction of hourly personnel associated with this loss of business during the first and second quarters of 2017. The reduction in hourly personnel along with the recent planned retirement of a Senior Vice President - Plastics, resulted in savings in excess of $250,000 during the last three quarters of 2017. It is also important to mention that Paradise Plastics is still producing other custom molding parts for many of its customers whose production needs decreased during 2017 and is continuing to aggressively market its custom molding capabilities throughout the United States in order to replace this business. This increased marketing effort did result in fourth quarter sales increasing 34% over third quarter 2017 plastics sales.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

2017 Compared to 2016 (Continued)

Results of Operations (Continued)

Consolidated cost of sales as a percentage of consolidated net sales increased 4.2% for the twelve months ending December 31, 2017 compared to the previous twelve months of 2016. This increase is primary related to the decline in Plastics segment sales discussed above as the decline in sales outpaced the savings in labor and variable expenses associated with custom molding overhead during 2017.

Selling, general and administrative expenses decreased $335,619 or 7.8% for the twelve months ending December 31, 2017 compared to the similar reporting period of 2016. The primary reasons for this continued to be the reduction in the number of employees within the SG&A departments coupled with a transfer of payroll processing and health insurance administration to a 3rd party vendor during the first quarter of 2017.

Paradise, Inc.’s interest expense on its revolving line of credit for the twelve months ended December 31, 2017 and 2016 was $0. Interest expense when incurred, is directly related to cash advances received from the Company’s primary lender’s revolving line of credit as the Company needs to purchases sizable amounts of inventory months in advance of its holiday selling season. As of December 31, 2017 and 2016, the Company’s revolving line of credit balance was $0, its letters of credit balance were $541,572 and $42,938 respectively, and all debt and loan covenants required by its primary lender were in full compliance. Paradise, Inc.’s revolving line of credit has a maximum limit of $12,000,000 with a borrowing base of 80% of the Company’s eligible receivables plus the lesser of $6,000,000 or 50% of the Company’s eligible inventory from January through May of each year and 60% of eligible inventory from June to December of each year. This agreement is secured by all the assets of the Company and the agreement requires that certain conditions are met for the Company to continue borrowing, including debt service coverage and debt to equity ratios and other financial covenants including an agreement not to encumber a mortgage on the property without bank approval. Interest is payable monthly at the bank’s LIBOR rate plus 1.75%. Paradise, Inc.’s revolving line of credit is with a financial banking institution. It was renewed as of July 31, 2017 and remains in place for a two year period maturing on July 31, 2019.

Other Significant Items

Accounts Receivable balance less allowances for sales returns at December 31, 2017 was $2,298,796 compared to $2,108,608 at December 31, 2016 as payments from the Company’s retail fruit customers were relatively consistent with the timing of receipts from the prior year. As disclosed in Note 1 under significant accounting policies, management provides for estimated product returns by applying an allowance against Accounts Receivable for the invoice amount of the return. As of December 31, 2017, returns from customers resulted in the allowance for sales returns of $1,138,431 compared to $1,215,153 as of December 31, 2016.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

2017 Compared to 2016 (Continued)

Other Significant Items (Continued)

Inventory on hand increased by $902,246 to $9,207,279 as of December 31, 2017 from $8,305,033 as of December 31, 2016 and is partially related to the increase in plastics sales orders received during the fourth quarter. Production requirements to meet customer demand for the upcoming first quarter of 2018 resulted in the ending balance of plastics raw materials of more than $350,000 at December 31, 2017 compared to December 31, 2016. The remaining amount of increase in inventory on hand as of December 31, 2017 approximated $550,000 compared to inventory on hand as of December 31, 2016 is primarily related to timing differences in the receipt of raw fruit materials received from the Company’s main overseas supplier. Timing issues from overseas suppliers may be impacted by such factors as changes in weather patterns, labor availability or economic conditions and will lead to delays in the delivery of product to Paradise, Inc.’s facilities in Plant City, Florida. For 2017, a combination of these factors resulted in a delay in receipt of raw fruit materials. Furthermore, as Paradise, Inc. finances payments to overseas suppliers for raw fruit materials through its letter of credit agreement with the company’s primary lender, based on terms up to 180 days from shipment date, short term debt related to this delay increased to $541,572 as of December 31, 2017 compared to $42,938 as of December 31, 2016.

The Company finances ongoing operations primarily with cash provided by our operating activities, which are seasonal in nature. The principal sources of liquidity are cash flows provided by operating activities, existing cash, and a line of credit facility. At December 31, 2017 and December 31, 2016, outstanding letters of credit were $541,572 and $42,938, respectively. At December 31, 2017 and 2016, the Company had $8,668,012 and $9,240,638 respectively, in cash. Due to the seasonality of the Company’s fruit segment, cash on hand at December 31, 2017 of $8,668,012 is primarily committed for 2018 purchase orders totaling more than $5 million for brined fruit, corn syrup and other miscellaneous fruit ingredients. This outlay of funds for fruit and related fruit ingredients combined with the requirements to fund payroll and factory overhead during the off-season can exceed $1,000,000 per month beginning in January and continuing through September of each year.

Summary

Paradise, Inc.’s consolidated net sales decreased 5.5% for the twelve months of operations ending December 31, 2017 to $21,964,403 from $23,230,386 for the similar reporting period of 2016. This decrease in overall sales is primarily related to the decline in plastics segment revenue mentioned above. The decrease in plastics sales also impacted overall cost of sales by 4.2% as the loss of revenue from its plastics customers outpaced the reduction in labor and variable factory overhead achieved during the last three quarters of 2017. While the Company continued to reduce its SG&A expenses during 2017 by 7.8%, overall net income from operations still declined to $896,046 from $1,764,034. After taking into account Other Income and applying Provision for Income Taxes for 2017 and 2016 of $288,877 and $661,503, respectively, Net Income for 2017 was $615,662 compared to $1,106,865 for 2016. Earnings per Share basic and diluted at December 31, 2017 and 2016 were $1.19 and $2.13, respectively.

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

Paradise Plastics, Inc., (Paradise Plastics) a wholly owned company of Paradise, Inc. which accounted for 31.3% of total consolidated net sales to unaffiliated customers, had a decline in sales of 3.4% to $7,273,364 from $7,531,815 for the twelve months ended December 31, 2016 compared to December 31, 2015. Paradise Plastics produces various types of custom molded plastics parts for its customers which are then assembled into finished products by its customers for sale to the end user. Thus, in many cases, continued production for these parts are based on their success achieved by the end user. However, in some cases, a change in production technique will have an impact on sales. As such, the Company was notified in late 2016 that beginning during the first quarter of 2017, a long term plastics customer decided to transfer production of thermoformed parts away from Paradise Plastics to another supplier who is able to process these custom molding parts by injection molding. The major benefit to our customer is the ability to significantly lower their cost per part via injection molding. Paradise Plastics had offered to finance up to $3 million to construct a facility along with purchase of necessary injection molding equipment to retain this business, however the offer was declined. Therefore, based upon when the transfer of production from Paradise Plastics to the new injection molding supplier is completed, the potential loss of net sales could exceed $1 million in 2017.

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

Summary

Paradise, Inc.’s consolidated net sales decreased 2.1% for the twelve months of operations ending December 31, 2016 to $23,230,386 from $23,734,441 for the similar reporting period of 2015 as orders from several existing customers within the fruit and plastics segments slowed during 2016. However, with the need to produce additional fruit inventory to meet existing customer demand for the 2016 holiday selling season, the Company processed 2.9 million lbs. of orange peel. This additional processing of raw material into brined and finished goods fruit inventory allocated over a relatively fixed amount of factory overhead improved cost of sales as a percentage of sales by 2.2%. In addition, the Company achieved tremendous savings in selling, general and administrative expenses of 10.8% as several senior sales and finance employees retired during late 2015. The improvements in cost of sales and selling, general and administrative expenses more than offset the decline in sales during 2016 resulting in income before provision for income taxes of $1,768,368 compared to $818,274. After applying Provision for Income Taxes for 2016 and 2015 of $661,503 and $305,516, Net Income for 2016 was $1,106,865 compared to $512,758 for 2015. Earnings per Share at December 31, 2016 and 2015 were $2.13 and $0.99, respectively.

Item 8.	Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Paradise, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Paradise, Inc., and subsidiaries (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2017, and the related notes and schedules (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Warren Averett, LLC

We have served as the Company’s auditor since 2007.

Tampa, Florida

April 2, 2018

PARADISE, INC.

AND SUBSIDIARIES

Consolidated Balance Sheets

ASSETS

	DECEMBER 31,
	2017	2016

CURRENT ASSETS:
Cash	$8,668,012	$9,240,638
Accounts Receivable, Net of Allowance for Doubtful Accounts of $ -0- and Allowance for Returns of $1,138,431 (2017) and $1,215,153 (2016)	2,298,796	2,108,608
Inventories, Net	9,207,279	8,305,033
Income Tax Receivable	92,850	-
Prepaid Expenses and Other Current Assets	224,384	296,851

Total Current Assets	20,491,321	19,951,130

PROPERTY, PLANT AND EQUIPMENT, Net	4,271,727	4,162,636

GOODWILL	413,280	413,280

OTHER ASSETS	345,415	393,994

TOTAL ASSETS	$25,521,743	$24,921,040

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements

LIABILITIES AND STOCKHOLDERS’ EQUITY

	DECEMBER 31,
	2017	2016

CURRENT LIABILITIES:
Short-Term Debt	$541,572	$42,938
Accounts Payable	638,896	808,696
Accrued Expenses	489,783	689,177

Total Current Liabilities	1,670,251	1,540,811

DEFERRED INCOME TAXES	111,983	126,482

Total Liabilities	1,782,234	1,667,293

STOCKHOLDERS’ EQUITY:
Common Stock, $.30 Par Value, 2,000,000 Shares Authorized, 583,094 Shares Issued and 519,600 Shares Outstanding	174,928	174,928
Capital in Excess of Par Value	1,288,793	1,288,793
Retained Earnings	22,549,007	22,063,245

	24,012,728	23,526,966

Treasury Stock, at Cost, 63,494 Shares	273,219	273,219

Total Stockholders’ Equity	23,739,509	23,253,747

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$25,521,743	$24,921,040

PARADISE, INC.

AND SUBSIDIARIES

Consolidated Statements of Income

	FOR THE YEARS ENDED
	DECEMBER 31,
	2017	2016

NET SALES	$21,964,403	$23,230,386

COSTS AND EXPENSES:
Cost of Goods Sold	17,122,293	17,122,466
Selling, General and Administrative Expenses	3,940,064	4,275,683
Amortization Expense	6,000	68,203

Total Costs and Expenses	21,068,357	21,466,352

INCOME FROM OPERATIONS	896,046	1,764,034

OTHER INCOME – NET	8,493	4,334

INCOME BEFORE PROVISION FOR INCOME TAXES	904,539	1,768,368

PROVISION FOR INCOME TAXES	288,877	661,503

NET INCOME	$615,662	$1,106,865

EARNINGS PER SHARE:

Basic	$1.19	$2.13

Diluted	$1.19	$2.13

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements

PARADISE, INC.

AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2017 and 2016

		CAPITAL IN
	COMMON	EXCESS OF	RETAINED	TREASURY
	STOCK	PAR VALUE	EARNINGS	STOCK	TOTAL

Balance, December 31, 2015	$174,928	$1,288,793	$21,034,320	$(273,219)	$22,224,822

Cash Dividends Declared, $0.15 per Share			(77,940)		(77,940)

Net Income			1,106,865		1,106,865

Balance, December 31, 2016	174,928	1,288,793	22,063,245	(273,219)	23,253,747

Cash Dividends Declared, $0.25 per Share			(129,900)		(129,900)

Net Income			615,662		615,662

Balance, December 31, 2017	$174,928	$1,288,793	$22,549,007	$(273,219)	$23,739,509

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements

PARADISE, INC.

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	FOR THE YEARS ENDED
	DECEMBER 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$615,662	$1,106,865
Adjustments to Reconcile Net Income to Net Cash (used in) provided by Operating Activities:
Provision for Sales Returns	(76,722)	148,839
Provision for Estimated Inventory Returns	(66,099)	(99,609)
Provision for Deferred Income Taxes	(14,499)	53,191
Depreciation and Amortization	415,381	460,673
Decrease (Increase) in:
Accounts Receivable	(113,466)	(75,141)
Inventories	(836,147)	(25,755)
Prepaid Expenses and Other Current Assets	72,467	20,115
Income Tax Receivable	(92,850)	77,574
Other Assets	7,704	(16,354)
Increase (Decrease) in:
Accounts Payable	(169,800)	192,768
Accrued Expenses	(199,394)	(154,674)

Net Cash (used in) provided by Operating Activities	(457,763)	1,688,492

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Property, Plant and Equipment	(544,472)	(630,626)
Proceeds from Sale of Equipment	26,000
Change in Cash Surrender Value of Life Insurance	40,875	8,675

Net Cash used in Investing Activities	(477,597)	(621,951)

CASH FLOWS FROM FINANCING ACTIVITIES:
Line of Credit Origination Costs	(36,000)	-
Proceeds from Short-Term Debt	1,624,351	323,626
Dividends Paid	(129,900)	(77,940)
Payments on Short-Term Debt	(1,095,717)	(863,527)

Net Cash provided by (used in) Financing Activities	362,734	(617,841)

PARADISE, INC.

AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)

	FOR THE YEARS ENDED
	DECEMBER 31,
	2017	2016

NET CHANGE IN CASH	(572,626)	448,700

CASH, at Beginning of Year	9,240,638	8,791,938

CASH, at End of Year	$8,668,012	$9,240,638

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash Paid During the Year for:

Income Taxes	$396,225	$718,046

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements

PARADISE, INC.

AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

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

DECEMBER 31, 2017 AND 2016

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

Management considers the remaining accounts receivable to be fully collectible; accordingly, no allowance for doubtful accounts has been established as of December 31, 2017 and 2016. If accounts become uncollectible, they will be charged to operations when that determination is made. The Company does not have a policy to charge interest on past due amounts. Accounts Receivable are considered past due based on invoice terms.

The Company recognizes revenue upon the shipment or delivery of goods, depending on the agreed upon terms with its customers.

Inventories

Inventories are valued at the lower of cost (first-in, first-out) or net realizable value. Cost includes material, labor, factory overhead and depreciation.

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

DECEMBER 31, 2017 AND 2016

NOTE 1:	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Goodwill

Goodwill totaling $413,280 represents the excess purchase price over the fair value of the net assets acquired in the acquisition of Mastercraft Products Corporation. These costs are reviewed for impairment at least annually or more frequently upon the occurrence of an event or when circumstances indicate that goodwill may be impaired. During the years ended December 31, 2017 and 2016, the Company determined that its goodwill was not impaired.

Long-lived Assets

The Company’s long-lived assets other than goodwill are reviewed for potential impairment whenever events or circumstances indicate that the carrying amounts may not be recoverable. During the years ended December 31, 2017 and 2016, the Company determined that its long-lived assets were not impaired.

Selling Expenses

The Company considers freight delivery costs to be selling expenses and has included $590,107 (2017) and $611,322 (2016) in selling, general and administrative expenses in the accompanying statements of income.

Employee Benefit Plan

The Company has a 401(k) retirement plan for all eligible employees. Eligibility requirements for employees are based on completing 1,000 hours of service by the end of the first twelve months of consecutive employment and being at least 21 years old. Employee contributions are voluntary and subject to Internal Revenue Service limitations. The Company provides a matching contribution subject to annual review of the Company’s financial performance. For the years ended December 31, 2017 and 2016, the Company incurred $26,630 and $21,691, respectively, in 401(k) expense.

Earnings Per Share

Basic and diluted earnings per common share are based on the weighted average number of shares outstanding and assumed to be outstanding of 519,600 shares at December 31, 2017 and 2016. There are no dilutive securities outstanding at December 31, 2017 and 2016.

PARADISE, INC.

AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

NOTE 1:	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Reclassifications

Certain minor reclassifications have been made to the 2016 consolidated financial statements in order to conform to the classifications used in 2017.

Impact of Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The revenue guidance is effective for annual reporting periods beginning after December 15, 2017, with early adoption permitted as of the original effective date (annual reporting periods beginning after December 15, 2016). The ASU may be applied retrospectively to historical periods presented or as a cumulative-effect adjustment as of the date of adoption. The Company adopted the new standard on January 1, 2018 on a full retrospective basis. There was no material financial impact from adopting the new revenue standards.

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

DECEMBER 31, 2017 AND 2016

NOTE 1:	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Impact of Recently Issued Accounting Pronouncements (Continued)

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740) Balance Sheet Classification of Deferred Taxes, which simplifies the presentation of deferred income taxes. The ASU provides presentation requirements to classify deferred tax assets and liabilities as noncurrent in a classified balance sheet. The standard is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted for any interim and annual financial statements that have not yet been issued. The new guidance may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company adopted this ASU with retrospective application for the annual period ended December 31, 2016. The adoption of this ASU did not have a material impact on the Company’s financial position or results of operations.

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

PARADISE, INC.

AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

NOTE 2:	INVENTORIES

	2017	2016

Supplies	$194,346	$165,446
Raw Materials	5,855,658	5,254,103
Work in Progress	1,077,716	1,026,657
Finished Goods	2,079,559	1,858,827

Total	$9,207,279	$8,305,033

Included in Finished Goods inventory are estimated returns related to the Provision for Sales Returns totaling $854,558 (2017) and $920,657 (2016).

Substantially all inventories are pledged as collateral for certain short-term obligations.

NOTE 3:	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	2017	2016

Land and Improvements	$656,040	$656,040
Buildings and Improvements	7,944,723	7,611,446
Machinery and Equipment	13,289,669	13,075,187
Vehicles	705,189	749,274
Furniture and Fixtures	721,511	721,511

Total	23,317,132	22,813,458
Less: Accumulated Depreciation	19,045,405	18,650,822

Net	$4,271,727	$4,162,636

All of the real property, machinery and equipment are pledged as collateral for the Company’s short-term debt obligations.

Depreciation expense for the years ended December 31, 2017 and 2016 was $409,381 and $392,470, respectively.

PARADISE, INC.

AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

NOTE 4:	SHORT-TERM DEBT

	2017	2016

Letters of credit and other short-term debt under a revolving line of credit with a bank.	$541,572	$42,938

TOTAL	$541,572	$42,938

On July 31, 2017, Paradise, Inc. renewed its revolving line of credit with SunTrust Bank through July 31, 2019. This renewal provides for a maximum limit of $12 million and a borrowing limit of 80% of the Company’s eligible receivables plus the lessor of $6,000,000 or 50% of the Company’s eligible inventory from January 1 to May 31 and 60% from June 1 to December 31 of each year. Within this agreement are letters of credit with a limit of $1,750,000. The agreement is secured by all of the assets of the Company and requires that certain conditions are met for the Company to continue borrowing, including debt service coverage and debt to equity ratios and other financial covenants including an agreement not to encumber a mortgage on the property without bank approval. The Company was in compliance with these covenants at December 31, 2017. Interest is payable monthly at the bank’s LIBOR plus 1.75%.

Amortization expense of loan origination costs for the years ended December 31, 2017 and 2016 was $6,000 and $8,000, respectively.

PARADISE, INC.

AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

NOTE 5:	OPERATING LEASES

The Company leases certain automobiles and office equipment under operating leases ranging in length from thirty-six to sixty months. Lease payments charged to operations amounted to $79,457 (2017) and $84,330 (2016), respectively.

At December 31, 2017, future minimum payments required under leases with terms greater than one year are as follows:

Years Ending	Operating
December 31,	Leases

2018	$43,285
2019	23,372
2020	6,966

Total Minimum Lease Payments	$73,623

NOTE 6:	ACCRUED EXPENSES

Accrued Expenses consisted of the following:

	2017	2016

Accrued Payroll and Bonuses	$196,558	$231,245
Accrued Brokerage Payable	181,900	230,432
Coupon Reimbursement	41,325	60,000
Accrued Credits Due to Customers	70,000	167,500

Total	$489,783	$689,177

PARADISE, INC.

AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

NOTE 7:	PROVISION FOR FEDERAL AND STATE INCOME TAXES

The Company’s provision for income taxes was as follows:

	2017	2016

Current Federal Taxes	$268,609	$522,999
Current State Taxes	34,767	85,313

Current Provision	303,376	608,312

Deferred Federal Taxes	(13,100)	48,060
Deferred State Taxes	(1,399)	5,131

Deferred Provision	(14,499)	53,191

Total Provision	$288,877	$661,503

The income tax provision differs from the amount of tax determined by applying the Federal statutory rate as follows:

	2017	2016

Statutory tax	$307,543	$601,245
State income tax, net of federal tax	32,835	64,192
Nondeductible expenses	(4,463)	(23,774)
Change in deferred taxes due to enacted changes in tax law	(47,033)	-
Other	(5)	19,840

	$288,877	$661,503

PARADISE, INC.

AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

NOTE 7:	PROVISION FOR FEDERAL AND STATE INCOME TAXES (CONTINUED)

Net deferred tax assets and liabilities were comprised of the following:

	2017	2016

Current deferred tax assets (liabilities):
Allowance for Sales Returns and Related Provision for Return of Finished Goods	$75,226	$110,819
Inventory Valuation	184,580	244,468
Prepaid Expenses	(98,653)	(112,188)

Total deferred tax assets - current	$161,153	$243,099

Non current deferred tax assets (liabilities):
Tax over Book Depreciation and Amortization	$(273,136)	$(369,581)

Total deferred tax liabilities - noncurrent	$(273,136)	$(369,581)

Net deferred tax liability	$(111,983)	$(126,482)

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

On December 22, 2017, federal legislation was enacted which reduced the corporate tax rate from 35% to 21% effective for tax years beginning after December 31, 2017. The Company revalued its December 31, 2017 deferred tax assets and liabilities applicable to future years based on the enactment of these rates. The effect to deferred income tax benefit was immaterial at the beginning of 2017.

PARADISE, INC.

AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

NOTE 7:	PROVISION FOR FEDERAL AND STATE INCOME TAXES (CONTINUED)

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

As of December 31, 2017 and 2016, we do not expect that any of the tax positions taken by the Company, if challenged, would result in a significant tax liability.

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

PARADISE, INC.

AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

NOTE 8:	BUSINESS SEGMENT DATA (CONTINUED)

	YEAR ENDED	YEAR ENDED
	2017	2016

NET SALES IN EACH SEGMENT

Candied Fruit:
Sales to Unaffiliated Customers	$17,012,007	$15,957,022

Molded Plastics:
Sales to Unaffiliated Customers	4,952,396	7,273,364

Net Sales	$21,964,403	$23,230,386

	YEAR ENDED	YEAR ENDED
	2017	2016

THE OPERATING PROFIT OF EACH SEGMENT IS LISTED BELOW

Candied Fruit	$4,594,138	$4,763,316
Molded Plastics	247,972	1,276,401

Operating Profit of Segments	4,842,110	6,039,717

General Corporate Expenses, Net	(3,905,263)	(4,234,000)
General Corporate Depreciation and Amortization Expense	(40,801)	(41,683)
Other Income	8,493	4,334

Income Before Provision for Income Taxes	$904,539	$1,768,368

PARADISE, INC.

AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

NOTE 8:	BUSINESS SEGMENT DATA (CONTINUED)

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

	YEAR ENDED	YEAR ENDED
	2017	2016

Identifiable Assets of Each
Segment are Listed Below:

Candied Fruit	$11,185,329	$9,946,683
Molded Plastics	4,231,006	4,211,696

Identifiable Assets	15,416,335	14,158,379
General Corporate Assets	10,105,408	10,762,661

Total Assets	$25,521,743	$24,921,040

Included in Identifiable Assets of the Molded Plastics Segment is goodwill totaling $413,280 at both December 31, 2017 and 2016.

PARADISE, INC.

AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

NOTE 8:	BUSINESS SEGMENT DATA (CONTINUED)

Identifiable assets by segment are those assets that are principally used in the operations of each segment. General corporate assets are principally cash, land and buildings.

	YEAR ENDED	YEAR ENDED
	2017	2016

Depreciation and Amortization Expense of Each Segment are Listed Below:

Candied Fruit	$216,607	$268,124
Molded Plastics	157,973	150,866

Segment Depreciation and Amortization Expense	374,580	418,990
General Corporate Depreciation and Amortization Expense	40,801	41,683

Total Depreciation and Amortization Expense	$415,381	$460,673

	YEAR ENDED	YEAR ENDED
	2017	2016

Capital Expenditures of Each Segment are Listed Below:

Candied Fruit	$492,425	$270,117
Molded Plastics	41,757	278,970

Segment Capital Expenditures	534,182	549,087
General Corporate Capital Expenditures	10,290	81,539

Total Capital Expenditures	$544,472	$630,626

The Company conducts operations only within the United States. Foreign sales are insignificant; primarily all sales are to domestic companies.

PARADISE, INC.

AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

NOTE 9:	MAJOR CUSTOMERS

During 2017, the Company derived 17% and 10% of its consolidated revenues from Walmart Stores, Inc. and Aqua Cal, Inc., respectively. During 2016, the Company derived 13% and 18% of its consolidated revenues from Walmart Stores, Inc. and Aqua Cal, Inc., respectively. As of December 31, 2017 and 2016, Walmart Stores, Inc.’s accounts receivable balance represented 63% and 56% of total accounts receivable before allowance for returns, respectively, and Aqua Cal, Inc.’s accounts receivable balance represented 9% and 13% of total accounts receivable at December 31, 2017 and 2016, respectively.

NOTE 10:	MAJOR VENDORS

During 2017 and 2016, the Company purchased 35% and 48% of its inventory from three suppliers. At December 31, 2017 and 2016, amounts owed to these suppliers is 10% and 38% of total accounts payable, respectively.

NOTE 11:	CONCENTRATION OF CREDIT RISK

Cash is maintained at a major financial institution and, at times, balances may exceed federally insured limits. The Company’s deposits in excess of federally insured limits at December 31, 2017 and 2016 were approximately $8,188,000 and $8,794,000, respectively.

NOTE 12:	SUBSEQUENT EVENT

On April 2, 2018, Paradise, Inc. declared a regular dividend of $0.15 per share to stockholders of record on April 13, 2018.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of our year ended December 31, 2017 pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of our year ended December 31, 2017, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the year ended December 31, 2017 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Our management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. Management’s evaluation was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Our internal control over financial reporting includes those policies and procedures that:

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

Because of its inherent limitations, internal control over financial reporting determined to be effective can provide only reasonable assurance with respect to financial statement preparation and may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of our year ended December 31, 2017, our internal control over financial reporting was effective.

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

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Directors of the Registrant

Melvin S. Gordon –	Chairman and Director of the Registrant, 84 years old. Term of office will expire at next stockholders’ meeting. Officer with Registrant past 53 years.

Eugene L. Weiner –	Vice-President of the Registrant, 86 years old. Term of office will expire at next stockholders’ meeting. Officer with Registrant past 52 years.

Randy S. Gordon –	CEO and President of the Registrant, 62 years old. Term of office will expire at next stockholders’ meeting. Employee or officer of Registrant past 39 years.

Tracy W. Schulis –	Senior Vice-President and Secretary of the Registrant, 60 years old. Term of office will expire at next stockholders’ meeting. Employee or officer of Registrant past 38 years.

Mark H. Gordon –	Executive Vice-President of the Registrant, 55 years old. Term of office will expire at next stockholders’ meeting. Employee or Officer of Registrant past 32 years.

Executive Officers of the Registrant

Randy S. Gordon –	CEO and President, 62 years old. Term of office will expire at next annual directors’ meeting. Employee or officer of Registrant past 39 years.

Eugene L. Weiner –	Vice-President, 86 years old. Term of office will expire at next annual directors’ meeting. Officer with Registrant past 52 years.

Tracy W. Schulis –	Senior Vice-President and Secretary, 60 years old. Term of office will expire at next annual directors’ meeting. Employee or officer of Registrant past 38 years.

Mark H. Gordon –	Executive Vice-President, 55 years old. Term of office will expire at next annual directors’ meeting. Employee or Officer of Registrant past 32 years.

Jack M. Laskowitz –	CFO and Treasurer, 61 years old. Term of office will expire at next annual directors’ meeting. Employee or officer with Registrant past 17 years.

III-1

Item 10.	Directors and Executive Officers of the Registrant (Continued)

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

III-2

Item 11.	Executive Compensation

(a) and (b)	The following summary compensation table sets forth all remuneration paid or accrued by the Company and its subsidiaries for the years ended December 31, 2017 and 2016 to its Chief Executive Officer and the four other highest paid executive officers whose total remuneration exceeded $100,000.

COMPENSATION

				ALL OTHER
NAME AND PRINCIPAL				COMPENSATION
POSITION	YEAR	SALARY	BONUS	( 1 and 2 )

Randy S. Gordon,
President and Chief	2017	220,855	49,246	30,559
Executive Officer	2016	209,464	62,421	30,763

Mark H. Gordon,
Executive Vice-President	2017	213,150	46,646	28,821
	2016	202,070	55,746	30,190

Tracy W. Schulis,
Senior Vice-President	2017	213,542	52,441	45,496
and Secretary	2016	202,070	65,043	45,624

Jack M. Laskowitz,
Chief Financial Officer	2017	137,260	26,822	14,147
	2016	130,936	34,498	14,712

NOTES TO THE ABOVE TABLE

1.	Includes personal use of Company automobiles and PS-58 costs.

2.	All Other Compensation includes life insurance premiums paid on behalf of the officers in accordance with the Company’s 162 bonus plan along with matching contributions provided for by the Company’s 401(k) Retirement Savings Plan.

III-3

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)	The following table sets forth as of December 31, 2017, information concerning the beneficial ownership of the common stock of the Company by the persons who own, are known by the company to own, or who the Company has been advised have filed with the S.E.C. declarations of beneficial ownership, of more than 5% of the outstanding common stock.

		AMOUNT & NATURE
NAME AND ADDRESS OF	TITLE OF	OF BENEFICIAL		PERCENT
BENEFICIAL OWNER	CLASS	OWNERSHIP (1)		OF CLASS

Melvin S. Gordon	Common
2611 Bayshore Blvd.
Tampa, Florida		192,742	(1)	37.1%

TOTAL		192,742		37.1%

Salvatore Muoio	Common
c/o S. Muoio & Co. LLC
509 Madison Ave. Suite 406
New York, NY 10022		40,740	(2)	7.8%

TOTAL		40,740		7.8%

(1)	Includes 141,760 shares owned by the Helen A. Weaner Family Partnership, Ltd., Mr. Melvin S. Gordon, trustee.

(2)	The nature of the beneficial ownership for all shares is sole voting and investment power.

III-4

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters (Continued)

(b)	Beneficial ownership of common stock held by all directors and officers of the Company as a group:

		AMOUNT & NATURE
	TITLE OF	OF BENEFICIAL		PERCENT
	CLASS	OWNERSHIP (1)		OF CLASS

Directors and Officers as a Group	Common	206,109		39.7%

Melvin S. Gordon	Common	192,742	(2)	37.1%

Eugene L. Weiner	Common	307		-

Randy S. Gordon	Common	7,400		1.4

Tracy W. Schulis	Common	2,060		0.4

Mark H. Gordon	Common	3,600		0.7

(1)	The nature of the beneficial ownership for all shares is sole voting and investment power.

(2)	Includes 141,760 shares owned by the Helen A. Weaner Family Partnership, Ltd., Mr. Melvin S. Gordon, trustee.

(c)	The Company knows of no contractual arrangements which may at a subsequent date result in a change in control of the Company.

III-5

Item 13.	Certain Relationships and Related Transactions

None

Item 14.	Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed for professional services rendered by Warren Averett, LLC for the audits of the Company’s annual consolidated financial statements and review of consolidated financial statements included in the Company’s Form 10-K and Forms 10-Q for fiscal years 2017 and 2016 were $157,443 and $147,470, respectively. At the time of this filing, not all audit fees had been billed for the 2017 fiscal year.

All Other Fees

Fees billed by Warren Averett, LLC for other products and services provided during the years ended December 31, 2017 and 2016 were approximately $27,681 and $26,200, respectively.

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

April 2, 2018	PARADISE, INC.
Date
/s/ Randy S. Gordon
Randy S. Gordon
President and Chief Executive Officer

In accordance with the Exchange Act this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

/s/ Melvin S. Gordon	Chairman and Director	April 2, 2018
Melvin S. Gordon		Date

/s/ Eugene L. Weiner	Vice-President	April 2, 2018
Eugene L. Weiner	and Director	Date

/s/ Randy S. Gordon	CEO, President and Director	April 2, 2018
Randy S. Gordon		Date

/s/ Tracy W. Schulis	Senior Vice-President,	April 2, 2018
Tracy W. Schulis	Secretary and Director	Date

/s/ Mark H. Gordon	Executive Vice-President	April 2, 2018
Mark H. Gordon	and Director	Date

/s/ Jack M. Laskowitz	CFO and Treasurer	April 2, 2018
Jack M. Laskowitz		Date

III-8