Form 10-Q
period 2018-03-31
PARADISE INC
filed 2018-05-15
CIK 76149

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Act of 1934.

For the quarterly period ended March 31, 2018

or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Act of 1934.

Commission File No. 000-03026

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

The number of shares outstanding of each of the issuer’s classes of common stock as of May 15, 2018 was 519,600 shares.

PARADISE, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

INDEX

		PAGE

PART I.	FINANCIAL INFORMATION

	ITEM 1.

	CONSOLIDATED BALANCE SHEETS:

	Assets

	As of March 31, 2018 (Unaudited), December 31, 2017 and March 31, 2017 (Unaudited)	2

	Liabilities and Stockholders’ Equity

	As of March 31, 2018 (Unaudited), December 31, 2017 and March 31, 2017 (Unaudited)	3

	CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED):

	For the three-month periods ended March 31, 2018 and 2017	4

	CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED):

	For the three-month periods ended March 31, 2018 and 2017	5

	NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)	6 – 9

	ITEM 2.

	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	10 – 14

	ITEM 3.

	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK – N/A	15

	ITEM 4.

	CONTROLS AND PROCEDURES	15

PART II.	OTHER INFORMATION

	ITEMS 1 – 6.	16

SIGNATURES		17

PARADISE, INC.	COMMISSION FILE NO. 0-3026

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

PARADISE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	AS OF		AS OF
	MARCH 31,	AS OF	MARCH 31,
	2018	DECEMBER 31,	2017
	(UNAUDITED)	2017	(UNAUDITED)
ASSETS

CURRENT ASSETS:

Cash	$7,272,479	$8,668,012	$7,633,002
Accounts Receivable,
Less, Allowances of $0 (03/31/18), $1,138,431 (12/31/17) and $0 (03/31/17)	1,163,303	2,298,796	1,492,633
Inventories:
Raw Materials	8,466,419	6,710,217	8,030,485
Work in Process	11,265	1,077,718	12,472
Supplies	194,346	194,346	165,446
Finished Goods	2,557,545	1,224,998	1,875,841
Income Tax Receivable	242,044	92,850	257,752
Prepaid Expenses and Other Current Assets	116,404	224,384	179,015

Total Current Assets	20,023,805	20,491,321	19,646,646

Property, Plant and Equipment,
Less, Accumulated Depreciation of $19,146,653 (03/31/18), $19,045,405 (12/31/17) and $18,766,538 (03/31/17)	4,236,170	4,271,727	4,508,209
Goodwill	413,280	413,280	413,280
Other Assets	406,549	345,415	316,242

TOTAL ASSETS	$25,079,804	$25,521,743	$24,884,377

See Accompanying Notes to these Consolidated Financial Statements (Unaudited)

	AS OF		AS OF
	MARCH 31,	AS OF	MARCH 31,
	2018	DECEMBER 31,	2017
	(UNAUDITED)	2017	(UNAUDITED)
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Short Term Debt	$797,254	$541,572	$656,653
Accounts Payable	569,533	638,896	934,874
Accrued Expenses	353,266	489,783	451,557

Total Current Liabilities	1,720,053	1,670,251	2,043,084

DEFERRED INCOME TAX LIABILITY	111,983	111,983	126,482

Total Liabilities	1,832,036	1,782,234	2,169,566

STOCKHOLDERS’ EQUITY:
Common Stock: $0.30 Par Value, 2,000,000 Shares Authorized, 583,094 Shares Issued, 519,600 Shares Outstanding	174,928	174,928	174,928
Capital in Excess of Par Value	1,288,793	1,288,793	1,288,793
Retained Earnings	22,057,266	22,549,007	21,524,309
Treasury Stock, at Cost, 63,494 Shares	(273,219)	(273,219)	(273,219)

Total Stockholders’ Equity	23,247,768	23,739,509	22,714,811

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$25,079,804	$25,521,743	$24,884,377

See Accompanying Notes to these Consolidated Financial Statements (Unaudited)

PARADISE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	FOR THE THREE MONTHS ENDED
	MARCH 31,
	2018	2017

Net Sales	$2,036,263	$2,448,600

Costs and Expenses:
Cost of Goods Sold	1,813,782	2,256,181
Selling, General and Administrative Expense	779,515	878,693
Amortization Expense	4,500	-

Total Costs and Expenses	2,597,797	3,134,874

Loss from Operations	(561,534)	(686,274)

Other (Expense) Income	(1,464)	18,202

Loss Before Income Taxes	(562,998)	(668,072)

Income Tax Benefit	149,194	259,036

Net Loss	$(413,804)	$(409,036)

Loss per Common Share (Basic and Diluted)	$(0.80)	$(0.79)

Dividend per Common Share	$0.15	$0.25

See Accompanying Notes to these Consolidated Financial Statements (Unaudited)

PARADISE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	FOR THE THREE MONTHS ENDED
	MARCH 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(413,804)	$(409,036)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and Amortization	105,749	115,717
Decrease (Increase) in:
Accounts Receivable	1,135,493	615,975
Inventories	(2,022,296)	(1,779,211)
Prepaid Expenses and Other Current Assets	107,980	117,836
Income Tax Receivable	(149,194)	(257,752)
Other Assets	(61,134)	77,752
Increase (Decrease) in:
Accounts Payable	(69,360)	45,178
Accrued Liabilities	(214,457)	(367,520)

Net Cash Used in Operating Activities	(1,581,023)	(1,841,061)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Property and Equipment	(65,692)	(380,290)

Net Cash Used in Investing Activities	(65,692)	(380,290)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Short Term Debt	382,330	656,653
Payments on Short Term Debt	(131,148)	(42,938)

Net Cash Provided by Financing Activities	251,182	613,715

NET DECREASE IN CASH	(1,395,533)	(1,607,636)

CASH, AT BEGINNING OF PERIOD	8,668,012	9,240,638

CASH, AT END OF PERIOD	$7,272,479	$7,633,002

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
Income Tax	$-	$-

Noncash financing activity:
Dividends Declared	$77,940	$129,900

Noncash investing activity:
Property and Equipment included in Accounts Payable	$-	$81,000

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

The information furnished herein reflects only the adjustments and accruals of a normal recurring nature management believes are necessary to fairly state the operating results for the respective periods. The notes to the unaudited consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company’s Form 10-K for the year ended December 31, 2017. The Company’s management believes that the disclosures are sufficient for interim financial reporting purposes.

Consumer demand for glace’ fruit product is traditionally strongest during the Thanksgiving and Christmas season. Almost 80% of glace’ fruit product sales are recorded during an eight to ten week period beginning in mid September. Therefore, the operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the current year.

Certain minor reclassifications have been made to the consolidated unaudited financial statements for the quarter ended March 31, 2017 to conform to the classifications used for the quarter ended March 31, 2018.

NOTE 2	IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The revenue guidance is effective for annual reporting periods beginning after December 15, 2017, with early adoption permitted as of the original effective date (annual reporting periods beginning after December 15, 2016). The ASU may be applied retrospectively to historical periods presented or as a cumulative-effect adjustment as of the date of adoption. The Company adopted the new standard on January 1, 2018 on a full retrospective basis. There was no material financial impact from adopting the new revenue standard.

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

NOTE 4	REVENUE

The Company recognizes revenue from the sale of candied fruit products which are sold to manufacturing bakers, institutional users and retailers. The Company also recognizes revenue from the sale of molded plastics to unaffiliated customers. Revenue is recognized upon the shipment or delivery of goods depending on the agreed upon terms with the customer and is reported net of applicable provisions for discounts, returns, incentives and allowances.

The Company recognizes revenue when performance obligations are satisfied by transferring control of the goods to customers. Control is transferred upon shipment or delivery of the goods to the customer. At the time of delivery, the customer is invoiced with payment terms which are commensurate with the customer’s credit profile. Shipping and/or handling costs that occur before the customer obtains control of the goods are deemed to be fulfillment activities and are accounted for as fulfillment costs.

The Company assesses the goods and services promised in its customers’ purchase orders and identifies a performance obligation for each promise to transfer a good or service (or bundle of goods or services) that is distinct. To identify the performance obligations, the Company considers all the goods or services promised, whether explicitly stated or implied based on customary business practices.

PARADISE, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

NOTE 5	BUSINESS SEGMENT DATA

The Company’s operations are conducted through two business segments. These segments, and the primary operations of each, are as follows:

Business Segment	Operation

Fruit	Production of candied fruit, a basic fruitcake ingredient, sold to manufacturing bakers, institutional users, and retailers for use in home baking. Also, based on market conditions, the processing of frozen strawberry products, for sale to commercial and institutional users such as preservers, dairies, drink manufacturers, etc.

Molded Plastics	Production of plastics containers and other molded plastics for sale to various food processors and others.

	March 31,	March 31,
	2018	2017

Net Sales in Each Segment

Fruit:
Sales to Unaffiliated Customers	$502,603	$932,519

Molded Plastics:
Sales to Unaffiliated Customers	1,533,660	1,516,081

Net Sales	$2,036,263	$2,448,600

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

PARADISE, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

NOTE 5	BUSINESS SEGMENT DATA (CONTINUED)

	March 31,	March 31,
	2018	2017

Identifiable Assets of Each Segment are Listed Below:

Fruit	$11,812,208	$11,474,015

Molded Plastics	4,416,137	4,266,196

Identifiable Assets	16,228,345	15,740,211

General Corporate Assets	8,851,459	9,144,166

Total Assets	$25,079,804	$24,884,377

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

Overview

Paradise, Inc.’s main business segment, glace’ fruit, a prime ingredient of fruitcakes and other holiday confections, represented 78% of total net sales during 2017. These products are sold to manufacturing bakers, institutional users, supermarkets and other retailers throughout the country. Consumer demand for glace’ fruit product is traditionally strongest during the Thanksgiving and Christmas season. Almost 80% of glace’ fruit product sales are recorded during an eight to ten week period beginning in mid-September.

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

The First Quarter

Paradise, Inc.’s fruit segment net sales for the first quarter of 2018 totaled $503,603 compared to net sales of $932,519 for the similar reporting period of 2017 representing a decrease of $428,916. The first reason for this decrease relates to less sales of finished strawberry products produced and sold exclusively to a local distributor beginning in early March and running through mid-April of each year. As in previous years, Paradise, Inc., based on a negotiated price (i.e. tolling fee) will receive and process fresh strawberries through its production facilities on behalf of this distributor. With unfavorable market conditions and a shortage of available labor during the first quarter of 2018, tolling fees to this local distributor totaled $275,211 for the three months ended March 31, 2018 compared to $526,417 for the three months ended March 31, 2017. Strawberry tolling fees account for less than 5% of annual fruit segment net sales and were 54.8% of fruit segment sales during the first quarter of 2018 compared to 56.5% of first quarter 2017. The second factor that impacted the decline in fruit segment net sales related to an increase in retail returns received from customers during the first quarter of 2018. Management’s standard practice, as disclosed within its filings, is to provide for estimated product returns by applying an allowance against Accounts Receivable for the invoiced price of the return. In addition, a provision to recognize a related estimate of finished goods returns is added back to inventory. The increase in retail returns resulted in two actions; first, management recorded additional $146,926 reduction of revenue to recognize the increase in product returns. Secondly, management increased its estimate of the allowance for future retail returns by an additional 1.0% of total retail net sales.

Paradise Plastics, Inc., a wholly owned company of Paradise, Inc., which accounted for 22% of total net sales to unaffiliated customers for the previous year, generated net sales of $1,533,660 for the three months ended March 31, 2018 compared to $1,516,081 for the three months ended March 31, 2017. Plastics net sales continued to rebound from the negative impact absorbed from the loss of a portion of business from a major plastics customer’s decision to transfer production to another supplier that could produce these parts in a more cost effective method via injection molding. Paradise’s management offered to invest $3 million to construct a building and purchase the necessary equipment to retain this business, however, the offer was declined. With production of these parts ending in the latter stages of the first quarter of 2017, net sales decreased $1.6 million for the remainder of 2017. However, with increased demand from this major customer along with recent successes in developing new accounts over the past two operating quarters, management is confident it has taken the necessary actions to provide additional revenue for the remainder of 2018.

Consolidated cost of sales as a percentage of net sales decreased 3.0% for the first quarter of 2018 compared to the similar reporting period of 2017 as higher value retail returns received from fruit segment customers represented a greater percentage of overall inventory as of March 31, 2018 compared to March 31, 2017. However, no trend or forecast can be determined regarding cost of sales for the remainder of 2018. Only after the Company completes processing raw fruit materials into finished drum inventory will the Company be able to determine the increase or decrease in the cost of sales. It is important to note that since annual production is not scheduled to commence until June 1, 2018, management allocates a percentage of fruit segment production expenses back into inventory based on a percentage of completion calculation. As of March 31, 2018, $1,187,446 of operating expenses have been allocated to inventory compared to $1,046,598 as of March 31, 2017.

PARADISE, INC.	COMMISSION FILE NO. 0-3026

PART I.	FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The First Quarter (Continued)

Selling, general & administrative expenses for the first three months of 2018 decreased 11.3% to $779,515 from $878,693 for the first three months of 2017 as Paradise, Inc. continued to receive savings from management’s decision to outsource all payroll and employee benefit program administration to a national provider of these services during the first quarter of 2017.

Other Significant Items

Accounts Receivable as of March 31, 2018 totaled $1,163,303 compared to $1,492,633 as of March 31, 2017. This decrease of $329,330 is primarily related to the decrease in tolling fees earned for the production of fresh strawberry products processed on behalf of a local distributor of these products.

Inventory levels as of March 31, 2018 increased $945,331 or 9.2% to $11,229,575 from $10,284,244 as of March 31, 2017. The primary reason for this was due to an increase in retail returns of approximately $500,000 during the first quarter of 2018. In addition, increased sales demand during the fourth quarter of 2017 and the first quarter of 2018 for plastics custom molding parts resulted in an additional $300,000 of plastics inventory as of March 31, 2018 compared to March 31, 2017. The remaining increase of approximately $150,000 was related to the receipt of raw fruit materials from the Company’s overseas supplier during the first quarter of 2018 compared to the first quarter of 2017.

Short Term Debt as of March 31, 2018 increased $140,601 to $797,254 from $656,653 and primarily consist of letters of credit issued by the Company’s banking institution to Paradise, Inc.’s overseas supplier of certain raw fruit materials. The bank makes direct payments to the overseas supplier and then charges Paradise, Inc. after receipt of this raw fruit materials with term extending out 180 days. As the terms in payments are consistent from period to period, the increase balance as of March 31, 2018 compared to the balance as of March 31, 2017 is a function of timing as a greater percentage of product was received during the fourth quarter of 2017.

Accounts Payable as of March 31, 2018 decreased to $569,533 compared to $934,874 as of March 31, 2017 as several major suppliers of domestic fruit and plastics raw inventory were received in April of 2018 compared to March of 2017.

We finance our ongoing operations primarily with cash provided by our operating activities. Our principal sources of liquidity are our cash flows provided by operating activities, our existing cash, and a line of credit facility. At March 31, 2018 and December 31, 2017, we had $7.3 million and $8.7 million, respectively, in cash. The decrease in cash during the first quarter of 2018 of $1.4 million is consistent with prior years as we will continue to use available cash reserves until we start to receive payments from our fruit customers after the start of our shipping season beginning in the fourth quarter of the year. Additionally, we have a revolving line of credit with a maximum limit of $12 million and a borrowing limit of 80% of the Company’s eligible receivables plus 50% of the Company’s eligible inventory from January 1 to May 31 and 60% from June 1 to December 31 of each year, of which $0 was outstanding at March 31, 2018 and December 31, 2017. Within this agreement, there are letters of credit with a limit of $1,750,000, of which $797,254 was outstanding at March 31, 2018 and $541,572 at December 31, 2017. The line of credit agreement expires on July 31, 2019.

PARADISE, INC.	COMMISSION FILE NO. 0-3026

PART I.	FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Summary

Paradise, Inc.’s consolidated net sales for the three months ended March 31, 2018 decreased $412,337 to $2,036,263 from $2,448,600 for the similar reporting period of 2017, representing a decrease of 16.8%. This decrease is primarily related to the following two factors. First, retail returns from customers were slightly higher than estimated resulting in a reduction of revenue of $146,926. Secondly, unfavorable market conditions and a shortage of available labor resulted in tolling fees of $275,211. Correspondingly, cost of sales as a percentage of sales decreased 3.0% as increased returns of higher valued retail glace’ fruit represented a greater percentage of ending inventory as of March 31, 2018 compared to March 31, 2017. Selling, general and administrative expenses decreased 11.3% as of March 31, 2018 compared to March 31, 2017 as savings continued to be achieved from outsourcing payroll and employee benefits to a national provider of these services during the first quarter of 2017. Thus, the combination of these events, after applying income tax benefits at March 31, 2018 and March 31, 2017 of $149,194 and $259,036 resulted in a consolidated first quarter 2018 loss of $(413,804) compared to a first quarter 2017 loss of $(409,036).

However, it’s important to note that with less than 10% of anticipated 2018 fruit segment net sales processed and shipped as of March 31, 2018 and based on historical sales data which indicates that more than 80% of the Company’s annual fruit segment’s sales will occur during the months of September through November of each year, no realistic forecast or trend as to year end results can be developed as of the date of this filing.

Critical Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make assessments, estimates and assumptions that affect the amounts reported in the consolidated financial statements. We evaluate the accounting policies and estimates used to prepare the consolidated financial statements on an ongoing basis. Critical accounting estimates are those that require management’s most difficult, complex, or subjective judgments and have the most potential to impact our financial position and operating results. For a detailed discussion of our critical accounting estimates, see our Annual Report on Form 10-K for the year ended December 31, 2017. There have been no material changes to our critical accounting estimates during the three months ended March 31, 2018.

Impact of Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The revenue guidance is effective for annual reporting periods beginning after December 15, 2017, with early adoption permitted as of the original effective date (annual reporting periods beginning after December 15, 2016). The ASU may be applied retrospectively to historical periods presented or as a cumulative-effect adjustment as of the date of adoption. The Company adopted the new standard on January 1, 2018 on a full retrospective basis. There was no material financial impact from adopting the new revenue standard.

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

As of March 31, 2018, our Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures, and they have concluded that we maintain effective disclosure controls and procedures. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2018.

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

PARADISE, INC.
A Florida Corporation

/s/ Randy S. Gordon	Date:	May 15, 2018
Randy S. Gordon
President and Chief Executive Officer

/s/ Jack M. Laskowitz	Date:	May 15, 2018
Jack M. Laskowitz
Chief Financial Officer and Treasurer

