Form 10-K/A
period 2017-12-31
PARADISE INC
filed 2018-08-20
CIK 76149

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

AMENDED REPORT

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2017

Commission File No. 000-03026

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.     Yes    ☒    No    ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.     Yes    ☒    No    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company, as defined in rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes   ☐       No   ☒

PARADISE, INC.

2017 FORM 10-K/A - ANNUAL REPORT

Explanatory Note

This Amended Report on Form 10-K/A (this “Form 10K/A”) amends and restates certain items noted below in the Annual Report on Form 10-K of Paradise, Inc. (the “Company”) for the year ended December 31, 2017, as originally filed with the Securities and Exchange Commission (the “SEC”) on April 2, 2018 (the “Original Filing”). This Form 10K/A restates the Company’s Consolidated Financial Statements and related disclosures as of and for the year ended December 31, 2017 to reflect the correction of an error caused by a material weakness in internal control in the previously reported financial statements related to the Company’s timeliness in issuing credit memos for customer product returns, allowances, discounts and incentives.

Background and Effect of Restatement

In connection with preparing its financial statements for the quarter ending June 30, 2018, the Company determined that this material weakness in internal control in recording the timeliness of credit memos related to customer returns, allowances, discounts and incentives resulted in an overstatement of year end December 31, 2017 income before provision for income taxes of approximately $445,000. The Company is currently reviewing its internal control procedures and based upon the results of this review will implement additional internal control procedures that will strengthen the Company’s ability to prevent this material weakness from occurring in the future.

See Note 2 to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K/A for additional information and a reconciliation of the previously reported amounts in the Original Filing to the restated amounts this Form 10-K/A.

Internal Control over Financial Reporting

Management has reassessed its evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of December 31, 2017. As a result of that reassessment, management has concluded that the Company did not maintain effective disclosure controls and procedures due to a material weakness in the Company’s internal control over financial reporting that existed at that date. For a description of the material weakness in internal control over financial reporting and the remedial actions taken, and to be taken, to address and resolve the material weakness, see Part I, Item 9A, “Controls and Procedures” of this Form 10-K/A.

Items Amended in this Filing

For the convenience of the reader, this Form 10-K/A sets forth the Original Filing, as amended, in its entirety; however, this Form 10-K/A amends and restates the following Items to the extent necessary to reflect the adjustments discussed above and make corresponding revisions to the Company’s financial data cited elsewhere in this Form 10-K/A:

•	Part I, Item 1 – Financial Statements
•	Part I, Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations
•	Part I, Item 9A – Controls and Procedures
•	Part II, Item 6 – Exhibits
•	Signatures

In addition, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this filing (Exhibits 31.1, 31.2, 32.1 and 32.2), and the Company has provided its restated consolidated financial statements formatted in Extensible Business Reporting Language (XBRL) in Exhibit 101.

Except as described above, no other changes have been made to the Original Filing. This Form 10-K/A speaks as of the date of the Original Filing and does not reflect events that may have occurred after the date of the Original Filing or modify or update any disclosures that may have been affected by subsequent events.

PART I

Item 1.	Business

Forward-Looking Statements

This Annual Report on Form 10-K/A contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact should be considered “forward-looking statements” for purposes of these provisions, including statements that include projections of, or expectations about, earnings, revenues or other financial items, statements about our plans and objectives for future operations, statements concerning proposed new products or services, statements regarding future economic conditions or performance, statements concerning our expectations regarding the attraction and retention of customers, statements about market risk and statements underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of such terminology as “may,” “will,” “expects,” “plans,” “anticipates,” “intends,” “believes,” “estimates,” “potential,” or “continue,” or the negative thereof or other similar words. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we can give no assurance that such expectations or any of our forward-looking statements will prove to be correct. Actual results and developments are likely to be different from, and may be materially different from, those expressed or implied by our forward-looking statements. Forward-looking statements are subject to inherent risks and uncertainties.

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

For further segment information, refer to Note 9 in Part II, Item 8 of this Annual Report.

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

Not Applicable

I-4

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

Explanatory Note

This Form 10-K/A amends and restates the Company’s audited consolidated financial statements and related disclosures in Part II, Item 8, “Consolidated Financial Statements” as of and for the year ended December 31, 2017 to reflect the correction of an error discussed in Note 2 to our Consolidated Financial Statements. Accordingly, we have amended the following Management’s Discussion and Analysis of Financial Condition and Results of Operations to the extent necessary to reflect the effects of these amendments and restatements.

Summary

The following tables set forth for the periods indicated (i) percentages which certain items in the financial data bear to net sales of the Company and (ii) percentage increase (decrease) of such item as compared to the indicated prior period.

	Relationship to		Period to Period
	Total Revenue		Increase (Decrease)
	Year Ended December 31,		Years Ended

	2017	2016	2017-2016	2016-2015
	(Restated)		( Restated )
NET SALES:
Candied Fruit	77.0%	68.7%	3.8%	(1.5)%
Molded Plastics	23.0	31.3	(31.9)	(3.4)

Total Sales	100.0	100.0	(7.4)	(2.1)

Cost of Sales	79.6	73.7	0.0	(4.9)
Selling, General and
Administrative Expenses	18.3	18.4	(7.8)	(10.8)
Amortization Expense	-	0.3	(91.2)	(51.2)
Interest Expense	-	-	--

Total Expenses	97.9	92.4	(1.9)	(6.4)

Income from Operations	2.1	7.6	(74.5)	120.9
Other Income, Net	-	-	96.0	(78.2)

Income Before Provision for Income Taxes	2.1	7.6	(74.1)	116.1
Provision for Income Taxes	0.7	2.8	(78.3)	116.5

Net Income	1.5%	4.8%	(71.6)%	115.9%

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

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

2017 (as restated) compared to 2016

Results of Operations

Paradise, Inc. is the leading producer of glace’ fruit, a primary ingredient of fruit cakes sold to manufacturing bakers, institutional users and supermarkets for sale during the holiday seasons of Thanksgiving and Christmas. Paradise, Inc. consists of two business segments, fruit and plastics. Fruit segment net sales represented 77.0% of consolidated net sales during the current twelve month reporting period ending December 31, 2017. Fruit segment net sales for 2017 increased $609,074 or 3.8% to $16,566,096 from $15,957,022 for the similar reporting period of 2016. This increase is directly attributable to two major customers who generated additional net sales of $879,200 during the eight to ten week period of time leading up to the holidays of Thanksgiving and Christmas. This increase helped offset an additional amount of product returns as well as an increase in incentives issued to various customers during the 2017 selling season. Management, based on a five year historical average, provides an estimated for product returns by applying an allowance against accounts receivable for the invoiced price of the returns. Also, a provision to recognize a related estimate of finished goods returns is also added to inventories. However, the Company incurred additional product returns along with increases in incentives that combined total approximately $445,000. Payment of these incentives occurred in 2018 after completion of the 2017 selling season; however, the information related to these additional incentives was available before the issuance of this original report. As such, the 2017 consolidated financial statements have been restated to correct this error and reduce revenue for 2017. In addition, management will review the Company’s 2018 provisions for product returns and accrued incentives on a customer by customer basis in order to determine if the amounts reserved are adequate.

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

2017 (as restated) compared to 2016 – (Continued)

Results of Operations (Continued)

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

Consolidated cost of sales as a percentage of consolidated net sales increased 5.9% for the twelve months ending December 31, 2017 compared to the previous twelve months of 2016. This increase is primary related to Plastics segment sales discussed above as the decline in sales outpaced the savings in labor and variable expenses associated with custom molding overhead during 2017.

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

2017 (as restated) compared to 2016 – (Continued)

Other Significant Items

Accounts Receivable balance less allowances for sales returns at December 31, 2017 was $1,870,649 compared to $2,108,608 at December 31, 2016 as payments from the Company’s retail fruit customers were relatively consistent with the timing of receipts from the prior year. As disclosed in Note 1 under significant accounting policies, management provides for estimated product returns by applying an allowance against Accounts Receivable for the invoice amount of the return. As of December 31, 2017, an increase in returns from customers related to the 2017 selling season resulted in the allowance for sales returns to increase $351,425 to $1,566,578 compared from $1,215,153 as of December 31, 2016.

Inventory on hand increased by $1,223,613 to $9,528,646 as of December 31, 2017 from $8,305,033 as of December 31, 2016 and is partially related to the increase in plastics sales orders received during the fourth quarter. Production requirements to meet customer demand for the upcoming first quarter of 2018 resulted in the ending balance of plastics raw materials of more than $350,000 at December 31, 2017 compared to December 31, 2016. The remaining amount of this increase, which is approximately $875,000, is related to the fruit segment and is based on the following two reasons. First, an increase in fruit segment product was returned after the 2017 selling season which increased the provision for inventory returns of approximately $255,000. Secondly, timing issues from overseas suppliers impacted by such factors as changes in weather patterns, labor availability or economic conditions resulted in an increase in raw fruit materials received during the second half of 2017 compared to the similar period of time for 2016.

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

2017 (as restated) compared to 2016 – (Continued)

Summary

Paradise, Inc.’s consolidated net sales decreased 7.4% for the twelve months of operations ending December 31, 2017 to $21,518,492 from $23,230,386 for the similar reporting period of 2016. This decrease in overall sales is primarily related to the decline in plastics segment revenue of $2,220,968 for the twelve month of 2017 compared to 2016. This decrease in plastics sales also impacted the increase cost of sales as the loss of revenue from its plastics customers outpaced the savings achieved in labor and variable factory overhead achieved during the last three quarters of 2017. The fruit segment while generating an increase in 2017 net sales of $609,074 over 2016 sales experienced an almost equal amount of decline in gross profit of approximately $680,000 due to additional product returns and incentives incurred on behalf of the Company’s fruit segment customers. In summary, the combination of these factors decreased Income Before Provision For Income Taxes to $1,309,740 to $458,628 from $1,768,368. After applying Provision for Income Taxes for 2017 and 2016 of $143,815 and $661,503, respectively, Net Income for 2017 was $314,813 compared to $1,106,865 for 2016. Earnings per Share basic and diluted at December 31, 2017 and 2016 were $0.61 and $2.13, respectively.

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

Restatement of Previously Issued Financial Statements

As discussed in Notes 2, 3, 7, 8 and 9 to the consolidated financial statements, the December 31, 2017 consolidated financial statements have been restated to correct a misstatement.

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

We have served as the Company’s auditor since 2007.

/s/ Warren Averett, LLC

Tampa, Florida

April 2, 2018, except for the effects of the restatement as discussed in Notes 2, 3, 7, 8 and 9 to the consolidated financial statements, as to which the date is August 20, 2018.

PARADISE, INC.

AND SUBSIDIARIES

Consolidated Balance Sheets

ASSETS

	DECEMBER 31,
	2017	2016
	(Restated)

CURRENT ASSETS:
Cash	$8,668,012	$9,240,638
Accounts Receivable, Net of Allowance for Doubtful Accounts of $ -0- and Allowance for Returns of $1,566,578 (2017-restated) and $1,215,153 (2016)	1,870,649	2,108,608
Inventories, Net	9,528,646	8,305,033
Income Tax Receivable	209,616	-
Prepaid Expenses and Other Current Assets	224,384	296,851

Total Current Assets	20,501,307	19,951,130

PROPERTY, PLANT AND EQUIPMENT, Net	4,271,727	4,162,636

GOODWILL	413,280	413,280

OTHER ASSETS	345,415	393,994

TOTAL ASSETS	$25,531,729	$24,921,040

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements

LIABILITIES AND STOCKHOLDERS’ EQUITY

	DECEMBER 31,
	2017	2016
	(Restated)

CURRENT LIABILITIES:
Short-Term Debt	$541,572	$42,938
Accounts Payable	638,896	808,696
Accrued Expenses	828,914	689,177

Total Current Liabilities	2,009,382	1,540,811

DEFERRED INCOME TAXES	83,687	126,482

Total Liabilities	2,093,069	1,667,293

STOCKHOLDERS’ EQUITY:
Common Stock, $.30 Par Value, 2,000,000 Shares Authorized, 583,094 Shares Issued and 519,600 Shares Outstanding	174,928	174,928
Capital in Excess of Par Value	1,288,793	1,288,793
Retained Earnings	22,248,158	22,063,245

	23,711,879	23,526,966

Treasury Stock, at Cost, 63,494 Shares	273,219	273,219

Total Stockholders’ Equity	23,438,660	23,253,747

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$25,531,729	$24,921,040

PARADISE, INC.

AND SUBSIDIARIES

Consolidated Statements of Income

	FOR THE YEARS ENDED
	DECEMBER 31,
	2017	2016
	(Restated)

NET SALES	$21,518,492	$23,230,386

COSTS AND EXPENSES:
Cost of Goods Sold	17,122,293	17,122,466
Selling, General and Administrative Expenses	3,940,064	4,275,683
Amortization Expense	6,000	68,203

Total Costs and Expenses	21,068,357	21,466,352

INCOME FROM OPERATIONS	450,135	1,764,034

OTHER INCOME – NET	8,493	4,334

INCOME BEFORE PROVISION FOR INCOME TAXES	458,628	1,768,368

PROVISION FOR INCOME TAXES	143,815	661,503

NET INCOME	$314,813	$1,106,865

EARNINGS PER SHARE:

Basic	$0.61	$2.13

Diluted	$0.61	$2.13

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements

PARADISE, INC.

AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2017 and 2016

		CAPITAL IN
	COMMON	EXCESS OF	RETAINED	TREASURY
	STOCK	PAR VALUE	EARNINGS	STOCK	TOTAL
			(Restated)

Balance, December 31, 2015	$174,928	$1,288,793	$21,034,320	$(273,219)	$22,224,822

Cash Dividends Declared, $0.15 per Share			(77,940)		(77,940)

Net Income			1,106,865		1,106,865

Balance, December 31, 2016	174,928	1,288,793	22,063,245	(273,219)	23,253,747

Cash Dividends Declared, $0.25 per Share			(129,900)		(129,900)

Net Income			314,813		314,813

Balance, December 31, 2017 (Restated)	$174,928	$1,288,793	$22,248,158	$(273,219)	$23,438,660

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements

PARADISE, INC.

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	FOR THE YEARS ENDED
	DECEMBER 31,
	2017	2016
	(Restated)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$314,813	$1,106,865
Adjustments to Reconcile Net Income to Net Cash provided by (used in) Operating Activities:
Provision for Sales Returns	351,425	148,839
Provision for Estimated Inventory Returns	255,268	(99,609)
Provision for Deferred Income Taxes	(42,795)	53,191
Depreciation and Amortization	415,381	460,673
Decrease (Increase) in:
Accounts Receivable	(113,466)	(75,141)
Inventories	(1,478,881)	(25,755)
Prepaid Expenses and Other Current Assets	72,467	20,115
Income Tax Receivable	(209,616)	77,574
Other Assets	7,704	(16,354)
Increase (Decrease) in:
Accounts Payable	(169,800)	192,768
Accrued Expenses	139,737	(154,674)

Net Cash (used in) provided by Operating Activities	(457,763)	1,688,492

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Property, Plant and Equipment	(544,472)	(630,626)
Proceeds from Sale of Equipment	26,000
Change in Cash Surrender Value of Life Insurance	40,875	8,675

Net Cash used in Investing Activities	(477,597)	(621,951)

CASH FLOWS FROM FINANCING ACTIVITIES:
Line of Credit Origination Costs	(36,000)	-
Proceeds from Short-Term Debt	1,624,351	323,626
Dividends Paid	(129,900)	(77,940)
Payments on Short-Term Debt	(1,095,717)	(863,527)

Net Cash provided by (used in) Financing Activities	362,734	(617,841)

PARADISE, INC.

AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)

	FOR THE YEARS ENDED
	DECEMBER 31,
	2017	2016
	(Restated)

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

PARADISE, INC.

AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

NOTE 2:	RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

The Company is filing this Amendment to our Annual Report on Form 10-K/A for the year ended December 31, 2017 due to the fact that the Company has determined that a material weakness in internal control relating to the recording of customer returns, allowances, discounts and incentives has resulted in an overstatement of year end income before provision of income taxes of approximately $445,000 as of December 31, 2017. As of the date of this filing, the Company is working diligently to determine the impact of this material weakness will have on the Company’s Form 10-Q for the second quarter report ending June 30, 2018.

Following is the effect of the restatement on the Company’s December 31, 2017 unaudited financial statements:

	As Previously
Balance Sheet	Reported	Adjustment	As Restated

Current Assets:
Cash	$8,668,012	$-	$8,668,012
Accounts Receivable	2,298,796	(428,147)	1,870,649
Inventories, Net	9,207,279	321,367	9,528,646
Income Tax Receivable	92,850	116,766	209,616
Prepaid Expenses and Other Current Assets	224,384	-	224,384

Total Current Assets	20,491,321	9,986	20,501,307

Property, Plant and Equipment, Net	4,271,727	-	4,271,727
Goodwill	413,280	-	413,280
Other Assets	345,415	-	345,415

TOTAL ASSETS	$25,521,743	$9,986	$25,531,729

PARADISE, INC.

AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

NOTE 2:	RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	As Previously
Balance Sheet	Reported	Adjustment	As Restated

Current Liabilities:
Short-Term Debt	$541,572	$-	$541,572
Accounts Payable	638,896	-	638,896
Accrued Expenses	489,783	339,131	828,914

Total Current Liabilities	1,670,251	339,131	2,009,382

Deferred Income Taxes	111,983	(28,296)	83,687

Total Liabilities	1,782,234	310,835	2,093,069

Stockholders’ Equity:
Common Stock, $.30 Par Value, 2,000,000 Shares Authorized, 583,094 Shares Issued and 519,600 Shares Outstanding	174,928	-	174,928
Capital in Excess of Par Value	1,288,793	-	1,288,793
Retained Earnings	22,549,007	(300,849)	22,248,158

	24,012,728	(300,849)	23,711,879

Treasury Stock, at Cost, 63,494 Shares	(273,219)	-	(273,219)

Total Stockholders’ Equity	23,739,509	(300,849)	23,438,660

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$25,521,743	$9,986	$25,531,729

PARADISE, INC.

AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

NOTE 2:	RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	As Previously
Income Statement	Reported	Adjustment	As Restated

Net Sales	$21,964,403	$(445,911)	$21,518,492

Costs and Expenses:
Cost of Goods Sold	17,122,293	-	17,122,293
Selling, General and Administrative Expenses	3,940,064	-	3,940,064
Amortization Expense	6,000	-	6,000

Total Costs and Expenses	21,068,357	-	21,068,357

Income from Operations	896,046	(445,911)	450,135
Other Income – Net	8,493	-	8,493

Income before provision for income taxes	904,539	(445,911)	458,628
Provision for income taxes	(288,877)	145,062	(143,815)

Net Income	$615,662	$(300,849)	$314,813

Earnings per Share:
Basic	$1.19	$(0.58)	$0.61

Diluted	$1.19	$(0.58)	$0.61

PARADISE, INC.

AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

NOTE 2:	RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	As Previously
Cash Flow	Reported	Adjustment	As Restated

Cash Flows from Operating Activities:
Net Income	$615,662	$(300,849)	$314,813
Adjustments to Reconcile Net Income to Net
Cash (used in) provided by Operating Activities:
Provision for Sales Returns	(76,722)	428,147	351,425
Provision for Estimated Inventory Returns	(66,099)	321,367	255,268
Provision for Deferred Income Taxes	(14,499)	(28,296)	(42,795)
Depreciation and Amortization	415,381	-	415,381
Decrease (Increase) in:
Accounts Receivable	(113,466)	-	(113,466)
Inventories	(836,147)	(642,734)	(1,478,881)
Prepaid Expenses and Other Current Assets	72,467	-	72,467
Income Tax Receivable	(92,850)	(116,766)	(209,616)
Other Assets	7,704	-	7,704
Increase (Decrease) in:
Accounts Payable	(169,800)	-	(169,800)
Accrued Expenses	(199,394)	339,131	139,737

Net Cash (used in) provided by Operating Activities	(457,763)	-	(457,763)

Cash Flows from Investing Activities:
Purchase of Property, Plant and Equipment	(544,472)	-	(544,472)
Proceeds from Sale of Equipment	26,000	-	26,000
Change in Cash Surrender Value of Life Insurance	40,875	-	40,875

Net Cash used in Investing Activities	(477,597)	-	(477,597)

Cash Flows from Financing Activities:
Line of Credit Origination Costs	(36,000)	-	(36,000)
Proceeds from Short-Term Debt	1,624,351	-	1,624,351
Dividends Paid	(129,900)	-	(129,900)
Payments on Short-Term Debt	(1,095,717)	-	(1,095,717)

Net Cash provided by (used in) Financing Activities	362,734	-	362,734

PARADISE, INC.

AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

NOTE 2:	RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	As Previously
Cash Flow	Reported	Adjustment	As Restated

Net Change in Cash	(572,626)	-	(572,626)

Cash, at Beginning of Year	9,240,638	-	9,240,638

Cash, at End of Year	$8,668,012	$-	$8,668,012

Supplemental Disclosures of Cash Flow Information:

Cash Paid During the Year for:

Income Taxes	$396,225	$-	$396,225

NOTE 3:	INVENTORIES

	2017	2016
	( Restated )

Supplies	$194,346	$165,446
Raw Materials	5,855,658	5,254,103
Work in Progress	1,077,718	1,026,657
Finished Goods	2,400,924	1,858,827
Total	$9,528,646	$8,305,033

Included in Finished Goods inventory are estimated returns related to the Provision for Sales Returns totaling $1,175,925 (2017-restated) and $920,657 (2016).

Substantially all inventories are pledged as collateral for certain short-term obligations.

PARADISE, INC.

AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

NOTE 4:	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	2017	2016

Land and Improvements	$656,040	$656,040
Buildings and Improvements	7,944,723	7,611,446
Machinery and Equipment	13,289,669	13,075,187
Vehicles	705,189	749,274
Furniture and Fixtures	721,511	721,511

Total	23,317,132	22,813,458
Less: Accumulated Depreciation	19,045,405	18,650,822

Net	$4,271,727	$4,162,636

All of the real property, machinery and equipment are pledged as collateral for the Company’s short-term debt obligations.

Depreciation expense for the years ended December 31, 2017 and 2016 was $409,381 and $392,470, respectively.

NOTE 5:	SHORT-TERM DEBT

	2017	2016

Letters of credit and other short-term debt under a revolving line of credit with a bank.	$541,572	$42,938
TOTAL	$541,572	$42,938

PARADISE, INC.

AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

NOTE 5:	SHORT-TERM DEBT (CONTINUED)

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

PARADISE, INC.

AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

NOTE 7:	ACCRUED EXPENSES

Accrued Expenses consisted of the following:

	2017	2016
	(Restated)
Accrued Payroll and Bonuses	$196,558	$231,245
Accrued Brokerage Payable	181,900	230,432
Coupon Reimbursement	41,325	60,000
Accrued Credits Due to Customers	409,131	167,500

Total	$828,914	$689,177

NOTE 8:	PROVISION FOR FEDERAL AND STATE INCOME TAXES

The Company’s provision for income taxes was as follows:

	2017	2016
	(Restated)

Current Federal Taxes	$168,909	$522,999
Current State Taxes	17,701	85,313

Current Provision	186,610	608,312

Deferred Federal Taxes	(38,667)	48,060
Deferred State Taxes	(4,128)	5,131

Deferred Provision	(42,795)	53,191

Total Provision	$143,815	$661,503

PARADISE, INC.

AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

NOTE 8:	PROVISION FOR FEDERAL AND STATE INCOME TAXES (CONTINUED)

The income tax provision differs from the amount of tax determined by applying the Federal statutory rate as follows:

	2017	2016
	(Restated)

Statutory tax	$155,934	$601,245
State income tax, net of federal tax	16,648	64,192
Nondeductible expenses	6,390	(23,774)
Change in deferred taxes due to enacted changes in tax law	(35,148)	-
Other	(9)	19,840
	$143,815	$661,503

Net deferred tax assets and liabilities were comprised of the following:

	2017	2016
	(Restated)

Current deferred tax assets (liabilities):
Allowance for Sales Returns and Related Provision for Return of Finished Goods	$103,523	$110,819
Inventory Valuation	184,580	244,468
Prepaid Expenses	(98,653)	(112,188)

Total deferred tax assets - current	$189,450	$243,099

Non current deferred tax assets (liabilities):
Tax over Book Depreciation and Amortization	$(273,137)	$(369,581)

Total deferred tax liabilities - noncurrent	$(273,137)	$(369,581)

Net deferred tax liability	$(83,687)	$(126,482)

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

PARADISE, INC.

AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

NOTE 9:	BUSINESS SEGMENT DATA

The Company’s operations are conducted through two business segments. These segments, and the primary operations of each, are as follows:

BUSINESS SEGMENT	OPERATION

Candied Fruit	Production of candied fruit, a basic fruitcake ingredient, sold to manufacturing bakers, institutional users, and retailers for use in home baking. Also, based on market conditions, the processing of frozen strawberry products, for sale to commercial and institutional users such as preservers, dairies, drink manufacturers, etc.

Molded Plastics	Production of plastics containers and other molded plastics for sale to various food processors and others.

	YEAR ENDED	YEAR ENDED
	2017	2016
	(Restated)

NET SALES IN EACH SEGMENT

Candied Fruit:
Sales to Unaffiliated Customers	$16,566,096	$15,957,022

Molded Plastics:
Sales to Unaffiliated Customers	4,952,396	7,273,364

Net Sales	$21,518,492	$23,230,386

PARADISE, INC.

AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

NOTE 9:	BUSINESS SEGMENT DATA (CONTINUED)

	YEAR ENDED	YEAR ENDED
	2017	2016
	(Restated)

THE OPERATING PROFIT OF EACH SEGMENT IS LISTED BELOW

Candied Fruit	$4,148,227	$4,763,316
Molded Plastics	247,972	1,276,401

Operating Profit of Segments	4,396,199	6,039,717

General Corporate Expenses, Net	(3,905,263)	(4,234,000)
General Corporate Depreciation and Amortization Expense	(40,801)	(41,683)
Other Income	8,493	4,334

Income Before Provision for Income Taxes	$458,628	$1,768,368

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

	YEAR ENDED	YEAR ENDED
	2017	2016
	(Restated)

Identifiable Assets of Each Segment are Listed Below:

Candied Fruit	$11,078,549	$9,946,683
Molded Plastics	4,231,007	4,211,696

Identifiable Assets	15,309,556	14,158,379
General Corporate Assets	10,222,173	10,762,661

Total Assets	$25,531,729	$24,921,040

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
	(Restated)
Depreciation and Amortization Expense of Each Segment are Listed Below:

Candied Fruit	$216,607	$268,124
Molded Plastics	157,973	150,866

Segment Depreciation and Amortization Expense	374,580	418,990
General Corporate Depreciation and Amortization Expense	40,801	41,683

Total Depreciation and Amortization Expense	$415,381	$460,673

	YEAR ENDED	YEAR ENDED
	2017	2016
	(Restated)
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

PARADISE, INC.

AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

NOTE 10:	MAJOR CUSTOMERS

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

NOTE 11:	MAJOR VENDORS

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

NOTE 13:	SUBSEQUENT EVENT

On April 2, 2018, Paradise, Inc. declared a regular dividend of $0.15 per share to stockholders of record on April 13, 2018.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

(a) Evaluation of Disclosure Contr1ols and Procedures

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s President and Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report.

Subsequent to the initial filing of the Company’s annual report on Form 10-K for the year ended December 31, 2017, management identified a material weakness in internal control relevant to the Company’s timeliness of the issuance and related year end accrual of credit memos for customer returns, allowances, discounts and incentives that related to 2017 sale. This weakness in internal control resulted in a material misstatement of the financial statements and required restatement of the financial statements included in the Company’s Form 10-K for the year ended December 31, 2017 and in the Company’s Form 10-Q for the quarterly period ended March 31, 2018. These misstatements, which were not detected timely by management, were the result of inadequate design of controls pertaining to the Company’s review and ongoing monitoring of its procedures. The deficiency represents a material weakness in the Company’s internal control over financial reporting.

As of June 30, 2018 and based upon that evaluation, including the fact that the Company has had to file restatements of its consolidated financial statements, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Management is actively engaged in the planning for and implementation of remediation efforts to address the material weakness identified above.

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9A.	Controls and Procedures (Continued)

b) Changes in Internal Control over Financial Reporting (Continued)

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

Management’s Annual Report on Internal Control Over Financial Reporting does not include an attestation report from the Company’s registered public accounting firm Warren Averett, LLC. Based on management evaluation, we believe our internal controls over financial reporting as of December 31, 2017 were ineffective. Subsequent to the initial filing, a weakness in internal controls relating to the recording of customer returns, allowances, discounts and incentives did have a material effect on the Company’s December 31, 2017 audited consolidated financial statements. Procedures are being established to ensure the timeliness of recording customer returns, allowances, discounts and incentives will be in place going forward.

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

III-2

Item 11.	Executive Compensation

(a) and (b)	The following summary compensation table sets forth all remuneration paid or accrued by the Company and its subsidiaries for the years ended December 31, 2017 and 2016 to its Chief Executive Officer and the four other highest paid executive officers whose total remuneration exceeded $100,000.

	COMPENSATION
				ALL OTHER
NAME AND PRINCIPAL				COMPENSATION
POSITION	YEAR	SALARY	BONUS	( 1 and 2)
Randy S. Gordon,
President and Chief
Executive Officer	2017	$220,855	$49,246	$30,559
	2016	209,464	62,421	30,763
Mark H. Gordon,
Executive Vice-President	2017	213,150	46,646	28,821
	2016	202,070	55,746	30,190
Tracy W. Schulis,
Senior Vice-President
and Secretary	2017	213,542	52,441	45,496
	2016	202,070	65,043	45,624
Jack M. Laskowitz,
Chief Financial Officer	2017	137,260	26,822	14,147
	2016	130,936	34,498	14,712

NOTES TO THE ABOVE TABLE

1.	Includes personal use of Company automobiles and PS-58 costs.

2.	All Other Compensation includes life insurance premiums paid on behalf of the officers in accordance with the Company’s 162 bonus plan along with matching contributions provided for by the Company’s 401(k) Retirement Savings Plan.

III-3

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)	The following table sets forth as of December 31, 2017, information concerning the beneficial ownership of the common stock of the Company by the persons who own, are known by the company to own, or who the Company has been advised have filed with the S.E.C. declarations of beneficial ownership, of more than 5% of the outstanding common stock.

		AMOUNT & NATURE
NAME AND ADDRESS OF	TITLE OF	OF BENEFICIAL		PERCENT
BENEFICIAL OWNER	CLASS	OWNERSHIP (1)		OF CLASS

Melvin S. Gordon	Common
2611 Bayshore Blvd.
Tampa, Florida		192,742	(1)	37.1%

TOTAL		192,742		37.1%

Salvatore Muoio	Common
c/o S. Muoio & Co. LLC
509 Madison Ave. Suite 406
New York, NY 10022		40,740	(2)	7.8%

TOTAL		40,740		7.8%

(1)	Includes 141,760 shares owned by the Helen A. Weaner Family Partnership, Ltd., Mr. Melvin S. Gordon, trustee.

(2)	The nature of the beneficial ownership for all shares is sole voting and investment power.

III-4

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters (Continued)

(b)	Beneficial ownership of common stock held by all directors and officers of the Company as a group:

		AMOUNT & NATURE
	TITLE OF	OF BENEFICIAL		PERCENT
	CLASS	OWNERSHIP (1)		OF CLASS
Directors and Officers as a Group	Common	206,109		39.7%
Melvin S. Gordon	Common	192,742	(2)	37.1%
Eugene L. Weiner	Common	307		-
Randy S. Gordon	Common	7,400		1.4
Tracy W. Schulis	Common	2,060		0.4
Mark H. Gordon	Common	3,600		0.7

(1)	The nature of the beneficial ownership for all shares is sole voting and investment power.

(2)	Includes 141,760 shares owned by the Helen A. Weaner Family Partnership, Ltd., Mr. Melvin S. Gordon, trustee.

(c)	The Company knows of no contractual arrangements which may at a subsequent date result in a change in control of the Company.

III-5

Item 13.	Certain Relationships and Related Transactions

None

Item 14.	Principal Accountant Fees and Services

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

III-6

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Exhibit (3)	–	Articles of Incorporation and By-Laws (Incorporated by reference from Exhibits to Paradise, Inc.’s Annual Report on Form 10-KSB for the year ended December 31, 1993, filed on March 31, 1994)

Exhibit (11)	–	Statement Re: Computation of Per Share Earnings (Incorporated by reference from Exhibits to page II-23 of this Form 10-K/A)

Exhibit (31.1)	–	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith)

Exhibit (31.2)	–	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith)

Exhibit (32.1)	–	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (filed herewith)

Exhibit (32.2)	–	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith)

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

August 20, 2018	PARADISE, INC.
Date
/s/ Randy S. Gordon
Randy S. Gordon
President and Chief Executive Officer

In accordance with the Exchange Act this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

/s/ Melvin S. Gordon	Chairman and Director	August 20, 2018
Melvin S. Gordon		Date

/s/ Eugene L. Weiner	Vice-President	August 20, 2018
Eugene L. Weiner	and Director	Date

/s/ Randy S. Gordon	CEO, President and Director	August 20, 2018
Randy S. Gordon		Date

/s/ Tracy W. Schulis	Senior Vice-President,	August 20, 2018
Tracy W. Schulis	Secretary and Director	Date

/s/ Mark H. Gordon	Executive Vice-President	August 20, 2018
Mark H. Gordon	and Director	Date

/s/ Jack M. Laskowitz	CFO and Treasurer	August 20, 2018
Jack M. Laskowitz		Date

III-8