Form 10-Q/A
period 2018-03-31
PARADISE INC
filed 2018-08-20
CIK 76149

FORM 10-Q/A

______________

AMENDED REPORT

_______________

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

The number of shares outstanding of each of the issuer’s classes of common stock as of August 20, 2018 was 519,600 shares.

Explanatory Note

This Amended Report on Form 10-Q/A (this “Form 10Q/A”) amends and restates certain items noted below in the Quarterly Report on Form 10-Q of Paradise, Inc. (the “Company”) for the three months ended March 31, 2018, as originally filed with the Securities and Exchange Commission (the “SEC”) on May 15, 2018 (the “Original Filing”). This Form 10Q/A restates the Company’s Consolidated Financial Statements and related disclosures as of and for the three months ended March 31, 2018 to reflect the correction of an error caused by a material weakness in internal control in the previously reported financial statements related to the Company’s timeliness in issuing credit memos for customer product returns, allowances, discounts and incentives.

Background and Effect of Restatement

In connection with preparing its financial statements for the quarter ending June 30, 2018, the Company determined that this material weakness in internal control in recording the timeliness of credit memos related to customer returns, allowances, discounts and incentives resulted in an overstatement of year end December 31, 2017 income before provision for income taxes of approximately $445,000. Additionally, this error resulted in an overstatement of the loss before income tax benefit for March 31, 2018 of approximately $90,000. The Company is currently reviewing its internal control procedures and based upon the results of this review will implement additional internal control procedures that will strengthen the Company’s ability to prevent this material weakness from occurring in the future.

See Note 2 to the Consolidated Financial Statements included in this Form 10-Q/A for additional information and a reconciliation of the previously reported amounts in the Original Filing to the restated amounts this Form 10-Q/A.

Items Amended in this Filing

For the convenience of the reader, this Form 10-Q/A sets forth the Original Filing, as amended, in its entirety; however, this Form 10-Q/A amends and restates the following Items to the extent necessary to reflect the adjustments discussed above and make corresponding revisions to the Company’s financial data cited elsewhere in this Form 10-Q/A:

•	Part I, Item 1 – Financial Statements
•	Part I, Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations
•	Part I, Item 4 – Controls and Procedures
•	Part II, Item 6 – Exhibits
•	Signatures

Except as described above, no other changes have been made to the Original Filing. This Form 10-Q/A speaks as of the date of the Original Filing and does not reflect events that may have occurred after the date of the Original Filing or modify or update any disclosures that may have been affected by subsequent events.

The Company is also concurrently filing an amended Annual Report on Form 10-K/A for its fiscal year ended December 31, 2017 to amend and restate the previously issued annual and interim financial statements as a result of the same accounting error described above.

PARADISE, INC.

FORM 10-Q - A

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

INDEX

		PAGE
PART I.	FINANCIAL INFORMATION

	ITEM 1.

	CONSOLIDATED BALANCE SHEETS:

	Assets

	As of March 31, 2018 (Unaudited), December 31, 2017 and March 31, 2017 (Unaudited)	2

	Liabilities and Stockholders’ Equity

	As of March 31, 2018 (Unaudited), December 31, 2017 and March 31, 2017 (Unaudited)	3

	CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED):

	For the three-month periods ended March 31, 2018 and 2017	4

	CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED):

	For the three-month periods ended March 31, 2018 and 2017	5

	NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)	6 – 13

	ITEM 2.

	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	14 – 17

	ITEM 3.

	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK – N/A	18

	ITEM 4.

	CONTROLS AND PROCEDURES	18

PART II.	OTHER INFORMATION

	ITEMS 1 – 6.	19

SIGNATURES		20

PARADISE, INC.	COMMISSION FILE NO. 0-3026

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

PARADISE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	AS OF		AS OF
	MARCH 31,	AS OF	MARCH 31,
	2018	DECEMBER 31,	2017
	(UNAUDITED)	2017	(UNAUDITED)

	( Restated )	( Restated )

ASSETS

CURRENT ASSETS:

Cash	$7,272,479	$8,668,012	$7,633,002
Accounts Receivable,
Less, Allowances of $0 (03/31/18), $1,138,431 (12/31/17) and $0 (03/31/17)	1,163,303	1,870,649	1,492,633
Inventories:
Raw Materials	8,466,419	5,855,658	8,030,485
Work in Process	11,265	1,077,718	12,472
Supplies	194,346	194,346	165,446
Finished Goods	2,557,545	2,400,924	1,875,841
Income Tax Receivable	334,956	209,616	257,752
Prepaid Expenses and Other Current Assets	116,404	224,384	179,015

Total Current Assets	20,116,717	20,501,307	19,646,646

Property, Plant and Equipment,
Less, Accumulated Depreciation of $19,146,653 (03/31/18), $19,045,405 (12/31/17) and $18,766,538 (03/31/17)	4,236,170	4,271,727	4,508,209
Goodwill	413,280	413,280	413,280
Other Assets	406,549	345,415	316,242

TOTAL ASSETS	$25,172,716	$25,531,729	$24,884,377

See Accompanying Notes to these Consolidated Financial Statements (Unaudited)

	AS OF		AS OF
	MARCH 31,	AS OF	MARCH 31,
	2018	DECEMBER 31,	2017
	(UNAUDITED)	2017	(UNAUDITED)

	( Restated )	( Restated )

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Short Term Debt	$797,254	$541,572	$656,653
Accounts Payable	569,533	638,896	934,874
Accrued Expenses	709,165	828,914	451,557

Total Current Liabilities	2,075,952	2,009,382	2,043,084

DEFERRED INCOME TAX LIABILITY	83,687	83,687	126,482

Total Liabilities	2,159,639	2,093,069	2,169,566

STOCKHOLDERS’ EQUITY:
Common Stock: $0.30 Par Value, 2,000,000 Shares Authorized, 583,094 Shares Issued, 519,600 Shares Outstanding	174,928	174,928	174,928
Capital in Excess of Par Value	1,288,793	1,288,793	1,288,793
Retained Earnings	21,822,575	22,248,158	21,524,309
Treasury Stock, at Cost, 63,494 Shares	(273,219)	(273,219)	(273,219)

Total Stockholders’ Equity	23,013,077	23,438,660	22,714,811

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$25,172,716	$25,531,729	$24,884,377

See Accompanying Notes to these Consolidated Financial Statements (Unaudited)

PARADISE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	FOR THE THREE MONTHS ENDED
	MARCH 31,
	2018	2017

	( Restated )

Net Sales	$2,126,278	$2,448,600

Costs and Expenses:
Cost of Goods Sold	1,813,782	2,256,181
Selling, General and Administrative Expense	779,515	878,693
Amortization Expense	4,500	-

Total Costs and Expenses	2,597,797	3,134,874

Loss from Operations	(471,519)	(686,274)

Other (Expense) Income	(1,464)	18,202

Loss Before Income Taxes	(472,983)	(668,072)

Income Tax Benefit	125,340	259,036

Net Loss	$(347,643)	$(409,036)

Loss per Common Share (Basic and Diluted)	$(0.67)	$(0.79)

Dividend per Common Share	$0.15	$0.25

See Accompanying Notes to these Consolidated Financial Statements (Unaudited)

PARADISE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	FOR THE THREE MONTHS ENDED
	MARCH 31,
	2018	2017

	( Restated )

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(347,643)	$(409,036)
Adjustments to Reconcile Net Loss to Net Cash
Used in Operating Activities:
Depreciation and Amortization	105,749	115,717
Decrease (Increase) in:
Accounts Receivable	707,346	615,975
Inventories	(1,700,930)	(1,779,211)
Prepaid Expenses and Other Current Assets	107,980	117,836
Income Tax Receivable	(125,340)	(257,752)
Other Assets	(61,134)	77,752
Increase (Decrease) in:
Accounts Payable	(69,360)	45,178
Accrued Liabilities	(197,691)	(367,520)

Net Cash Used in Operating Activities	(1,581,023)	(1,841,061)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Property and Equipment	(65,692)	(380,290)

Net Cash Used in Investing Activities	(65,692)	(380,290)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Short Term Debt	382,330	656,653
Payments on Short Term Debt	(131,148)	(42,938)

Net Cash Provided by Financing Activities	251,182	613,715

NET DECREASE IN CASH	(1,395,533)	(1,607,636)

CASH, AT BEGINNING OF PERIOD	8,668,012	9,240,638

CASH, AT END OF PERIOD	$7,272,479	$7,633,002

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
Income Tax	$-	$-

Noncash financing activity:
Dividends Declared	$77,940	$129,900

Noncash investing activity:
Property and Equipment included in Accounts Payable	$-	$81,000

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

NOTE 2:	RESTATEMENT OF CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

The Company is filing this Amendment to our Quarterly Report on Form 10-Q/A for the three months ended March 31, 2018 due to the fact that the Company has determined that a material weakness in internal control relating to the recording of customer returns, allowances, discounts and incentives has resulted in an overstatement of year end income before provision of income taxes of approximately $445,000 as of December 31, 2017 and an overstatement of loss before income taxes of approximately $90,000 for the first quarter ending March 31, 2018. As of the date of this filing, the Company is working diligently to determine the impact of this material weakness will have on the Company’s Form 10-Q/A for the second quarter report ending June 30, 2018.

PARADISE, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

NOTE 2:	RESTATEMENT OF CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (CONTINUED)

Following is the effect of the restatement on the Company’s March 31, 2018 unaudited financial statements:

	As Previously
Balance Sheet	Reported	Adjustment	As Restated

Current Assets:

Cash	$7,272,479	$-	$7,272,479
Accounts Receivable	1,163,303	-	1,163,303
Inventories:
Raw Materials	8,466,419	-	8,466,419
Work in Process	11,265	-	11,265
Supplies	194,346	-	194,346
Finished Goods	2,557,545	-	2,557,545
Income Tax Receivable	242,044	92,912	334,956
Prepaid Expenses and Other Current Assets	116,404	-	116,404

Total Current Assets	20,023,805	92,912	20,116,717

Property, Plant and Equipment	4,236,170	-	4,236,170
Goodwill	413,280	-	413,280
Other Assets	406,549	-	406,549

TOTAL ASSETS	$25,079,804	$92,912	$25,172,716

PARADISE, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

NOTE 2:	RESTATEMENT OF CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (CONTINUED)

	As Previously
Balance Sheet	Reported	Adjustment	As Restated

Current Liabilities:
Short-Term Debt	$797,254	$-	$797,254
Accounts Payable	569,533	-	569,533
Accrued Expenses	353,266	355,899	709,165

Total Current Liabilities	1,720,053	355,899	2,075,952

Deferred Income Tax Liability	111,983	(28,296)	83,687

Total Liabilities	1,832,036	327,603	2,159,639

Stockholders’ Equity:
Common Stock, $.30 Par Value, 2,000,000 Shares Authorized, 583,094 Shares Issued and 519,600 Shares Outstanding	174,928	-	174,928
Capital in Excess of Par Value	1,288,793	-	1,288,793
Retained Earnings	22,057,266	(234,691)	21,822,575
Treasury Stock, at Cost, 63,494 Shares	(273,219)	-	(273,219)

Total Stockholders’ Equity	23,247,768	(234,691)	23,013,077

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$25,079,804	$92,912	$25,172,716

PARADISE, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

NOTE 2:	RESTATEMENT OF CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (CONTINUED)

	As Previously
Income Statement	Reported	Adjustment	As Restated

Net Sales	$2,036,263	$90,015	$2,126,278

Costs and Expenses:
Cost of Goods Sold	1,813,782	-	1,813,782
Selling, General and Administrative Expenses	779,515	-	779,515
Amortization Expense	4,500	-	4,500

Total Costs and Expenses	2,597,797	-	2,597,797

Loss from Operations	(561,534)	90,015	(471,519)
Other (Expense) Income	(1,464)	-	(1,464)

Loss Before Income Taxes	(562,998)	90,015	(472,983)
Income Tax Benefit	149,194	(23,854)	125,340

Net Loss	$(413,804)	$66,161	$(347,643)

Loss per Common Share (Basic and Diluted)	$(0.80)	$0.13	$(0.67)

Dividend per Common Share	$0.15	$-	$0.15

PARADISE, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

NOTE 2:	RESTATEMENT OF CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (CONTINUED)

	As Previously
Cash Flow	Reported	Adjustment	As Restated

Cash Flows from Operating Activities:
Net Loss	$(413,804)	$66,161	$(347,643)
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities:
Depreciation and Amortization	105,749	-	105,749
Decrease (Increase) in:
Accounts Receivable	1,135,493	(428,147)	707,346
Inventories	(2,022,296)	321,366	(1,700,930)
Prepaid Expenses and Other Current Assets	107,980	-	107,980
Income Tax Receivable	(149,194)	23,854	(125,340)
Other Assets	(61,134)	-	(61,134)
Increase (Decrease) in:
Accounts Payable	(69,360)	-	(69,360)
Accrued Liabilities	(214,457)	16,766	(197,691)

Net Cash Used in Operating Activities	(1,581,023)	-	(1,581,023)

Cash Flows from Investing Activities:
Purchase of Property, Plant and Equipment	(65,692)	-	(65,692)

Net Cash Used in Investing Activities	(65,692)	-	(65,692)

Cash Flows from Financing Activities:
Proceeds from Short-Term Debt	382,330	-	382,330
Payments on Short-Term Debt	(131,148)	-	(131,148)

Net Cash Provided by
Financing Activities	251,182	-	251,182

Net Decrease in Cash	(1,395,533)	-	(1,395,533)

Cash, at Beginning of Period	8,668,012	-	8,668,012

Cash, at End of Period	$7,272,479	$-	$7,272,479

Supplemental Cash Flow Information:
Noncash financing activity:
Dividends Declared	$77,940	$-	$77,940

PARADISE, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

NOTE 3	IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

NOTE 4	LOSS PER COMMON SHARE

Basic and diluted loss per common share are based on the weighted average number of shares outstanding and assumed to be outstanding of 519,600. There are no dilutive securities outstanding.

NOTE 5	REVENUE

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

PARADISE, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

NOTE 5	REVENUE (CONTINUED)

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

NOTE 6	BUSINESS SEGMENT DATA

The Company’s operations are conducted through two business segments. These segments, and the primary operations of each, are as follows:

Business Segment	Operation

Fruit	Production of candied fruit, a basic fruitcake ingredient, sold to manufacturing bakers, institutional users, and retailers for use in home baking. Also, based on market conditions, the processing of frozen strawberry products, for sale to commercial and institutional users such as preservers, dairies, drink manufacturers, etc.

Molded Plastics	Production of plastics containers and other molded plastics for sale to various food processors and others.

	March 31,	March 31,
	2018	2017
	(Restated)

Net Sales in Each Segment

Fruit:
Sales to Unaffiliated Customers	$592,618	$932,519

Molded Plastics:
Sales to Unaffiliated Customers	1,533,660	1,516,081

Net Sales	$2,126,278	$2,448,600

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

PARADISE, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

NOTE 6	BUSINESS SEGMENT DATA (CONTINUED)

	March 31,	March 31,
	2018	2017
	(Restated)

Identifiable Assets of Each Segment are Listed Below:

Fruit	$11,812,208	$11,474,015

Molded Plastics	4,416,137	4,266,196

Identifiable Assets	16,228,345	15,740,211

General Corporate Assets	8,944,371	9,144,166

Total Assets	$25,172,716	$24,884,377

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

Overview

Paradise, Inc.’s main business segment, glace’ fruit, a prime ingredient of fruitcakes and other holiday confections, represented 77% of total net sales during 2017. These products are sold to manufacturing bakers, institutional users, supermarkets and other retailers throughout the country. Consumer demand for glace’ fruit product is traditionally strongest during the Thanksgiving and Christmas season. Almost 80% of glace’ fruit product sales are recorded during an eight to ten week period beginning in mid-September.

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

The First Quarter

Paradise, Inc.’s fruit segment net sales for the first quarter of 2018 totaled $592,618 compared to net sales of $932,519 for the similar reporting period of 2017 representing a decrease of $339,901. The primary reason for this decrease relates to less sales of finished strawberry product produced and sold exclusively to a local distributor beginning in early March and running through mid-April of each year. As in previous years, Paradise, Inc., based on a negotiated price (i.e. tolling fee) will receive and process fresh strawberries through its production facilities on behalf of this distributor. With unfavorable market conditions and a shortage of available labor during the first quarter of 2018, tolling fees to this local distributor totaled $275,211 for the three months ended March 31, 2018 compared to $526,417 for the three months ended March 31, 2017. With strawberry tolling fees account for less than 5% of annual fruit segment net sales and were 54.8% of fruit segment sales during the first quarter of 2018 compared to 56.5% of first quarter 2017, no trend or forecast can be annual fruit segment sales can be projected based on this information.

Paradise Plastics, Inc., a wholly owned company of Paradise, Inc., which accounted for 23% of total net sales to unaffiliated customers for the previous year, generated net sales of $1,533,660 for the three months ended March 31, 2018 compared to $1,516,081 for the three months ended March 31, 2017. Plastics net sales continued to rebound from the negative impact absorbed from the loss of a portion of business from a major plastics customer’s decision to transfer production to another supplier that could produce these parts in a more cost effective method via injection molding. Paradise’s management offered to invest $3 million to construct a building and purchase the necessary equipment to retain this business, however, the offer was declined. With production of these parts ending in the latter stages of the first quarter of 2017, net sales decreased $1.6 million for the remainder of 2017. However, with increased demand from this major customer along with recent successes in developing new accounts over the past two operating quarters, management is confident it has taken the necessary actions to provide additional revenue for the remainder of 2018.

Consolidated cost of sales as a percentage of net sales decreased 6.8% for the first quarter of 2018 compared to the similar reporting period of 2017 as higher value retail returns received from fruit segment customers represented a greater percentage of overall inventory as of March 31, 2018 compared to March 31, 2017. It is important to note that since annual fruit production is not scheduled to commence until June 1, 2018, management allocates a percentage of operating expenses back into inventory based on a percentage of completion calculation. As of March 31, 2018, as no production cost has begun, 100% of fruit segment operating expenses totaling $1,187,446 have been allocated to inventory compared to 100% of fruit segment operating expenses totaling $1,046,598 as of March 31, 2017.

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

Other Significant Items (Continued)

Inventory levels as of March 31, 2018 increased $1,145,331 or 11.4% to $11,229,575 from $10,084,244 as of March 31, 2017. The primary reason for this was due to an increase in retail returns of approximately $500,000 during the first quarter of 2018. In addition, increased sales demand during the fourth quarter of 2017 and the first quarter of 2018 for plastics custom molding parts resulted in an additional $300,000 of plastics inventory as of March 31, 2018 compared to March 31, 2017. The remaining increase of approximately $150,000 was related to the receipt of raw fruit materials from the Company’s overseas supplier during the first quarter of 2018 compared to the first quarter of 2017.

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

Summary

Paradise, Inc.’s consolidated net sales for the three months ended March 31, 2018 decreased $322,322 to $2,126,278 from $2,448,600 for the similar reporting period of 2017, representing a decrease of 13.2%. This decrease is primarily related to the decline in strawberry tolling fees caused by unfavorable market conditions and a shortage of available labor resulted in tolling fees of $275,211. Correspondingly, cost of sales as a percentage of sales decreased 6.8% as increased returns of higher valued retail glace’ fruit represented a greater percentage of ending inventory as of March 31, 2018 compared to March 31, 2017. Selling, general and administrative expenses decreased 11.4% as of March 31, 2018 compared to March 31, 2017 as savings continued to be achieved from outsourcing payroll and employee benefits to a national provider of these services during the first quarter of 2017. Thus, the combination of these events, after applying income tax benefits at March 31, 2018 and March 31, 2017 of $125,340 and $259,036, respectfully, resulted in a consolidated first quarter 2018 loss of $347,643 compared to a first quarter 2017 loss of $409,036.

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

PARADISE, INC.	COMMISSION FILE NO. 0-3026

PART I.	FINANCIAL INFORMATION

Item 3.	Quantitative and Qualitative Disclosure and Market Risk – N/A

Item 4.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.

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

Subsequent to the initial filing of the Company’s annual report on Form 10-K for the year ended December 31, 2017, management identified a material weakness in internal control relevant to the Company’s timeliness of the issuance and related year end accrual of credit memos for the customer returns, allowances, discounts and incentives that related to 2017 sale. This material weakness in internal control resulted in a material misstatement of the financial statements and required restatement of the financial statements included in the Company’s Form 10-K for the year ended December 31, 2017 and in the Company’s Form 10-Q for the quarterly period ended March 31, 2018. These misstatements, which were not detected timely by management, were the result of inadequate design of controls pertaining to the Company’s review and ongoing monitoring of its procedures. The deficiency represents a material weakness in the Company’s internal control over financial reporting.

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

(b)	Changes in Internal Control over Financial Reporting.

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

PARADISE, INC.
A Florida Corporation

/s/ Randy S. Gordon	Date:	August 20, 2018
Randy S. Gordon
President and Chief Executive Officer

/s/ Jack M. Laskowitz	Date:	August 20, 2018
Jack M. Laskowitz
Chief Financial Officer and Treasurer

