Form 10-Q
period 2018-06-30
PARADISE INC
filed 2018-08-20
CIK 76149

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Act of 1934.

For the quarterly period ended June 30, 2018

or

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

PARADISE, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018

INDEX

		PAGE
PART I.	FINANCIAL INFORMATION

	ITEM 1.

	CONSOLIDATED BALANCE SHEETS:

	Assets

	As of June 30, 2018 (Unaudited), December 31, 2017 and June 30, 2017 (Unaudited)	2

	Liabilities and Stockholders’ Equity

	As of June 30, 2018 (Unaudited), December 31, 2017 and June 30, 2017 (Unaudited)	3

	CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED):

	For the three-month periods ended June 30, 2018 and 2017	4

	For the six-month periods ended June 30, 2018 and 2017	5

	CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED):

	For the six-month periods ended June 30, 2018 and 2017	6

	NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)	7 – 10

	ITEM 2.

	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	11 – 15

	ITEM 3.

	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK – N/A	15

	ITEM 4.

	CONTROLS AND PROCEDURES	15 - 16

PART II.	OTHER INFORMATION

	ITEMS 1 – 6.	17

SIGNATURES		18

PARADISE, INC.	COMMISSION FILE NO. 0-3026

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

PARADISE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	AS OF		AS OF
	JUNE 30,	AS OF	JUNE 30,
	2018	DECEMBER 31,	2017
	(UNAUDITED)	2017	(UNAUDITED)

		(Restated )

ASSETS

CURRENT ASSETS:

Cash	$2,569,673	$8,668,012	$3,839,389
Accounts Receivable, Less, Allowances of $0 (06/30/18), $1,566,578 (12/31/17) and $0 (06/30/17)	857,674	1,870,649	613,130
Inventories:
Raw Materials	10,450,641	5,855,658	9,097,142
Work in Process	377,973	1,077,718	414,639
Supplies	194,346	194,346	165,413
Finished Goods	3,935,679	2,400,924	4,201,945
Income Tax Receivable	698,131	209,616	652,192
Prepaid Expenses and Other Current Assets	455,555	224,384	431,890

Total Current Assets	19,539,672	20,501,307	19,415,740

Property, Plant and Equipment, Less, Accumulated Depreciation of $19,251,118 (06/30/18), $19,045,405 (12/31/17) and $18,857,109 (06/30/17)	4,400,099	4,271,727	4,433,640
Goodwill	413,280	413,280	413,280
Other Assets	369,300	345,415	339,726

TOTAL ASSETS	$24,722,351	$25,531,729	$24,602,386

See Accompanying Notes to these Consolidated Financial Statements (Unaudited)

	AS OF		AS OF
	JUNE 30,	AS OF	JUNE 30,
	2018	DECEMBER 31,	2017
	(UNAUDITED)	2017	(UNAUDITED)

		(Restated)

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Short Term Debt	$543,310	$541,572	$1,052,779
Accounts Payable	1,379,817	638,896	872,862
Accrued Liabilities	254,164	828,914	116,789

Total Current Liabilities	2,177,291	2,009,382	2,042,430

DEFERRED INCOME TAX LIABILITY	83,687	83,687	126,482

Total Liabilities	2,260,978	2,093,069	2,168,912

STOCKHOLDERS’ EQUITY:
Common Stock: $0.30 Par Value, 2,000,000 Shares Authorized, 583,094 Shares Issued, 519,600 Shares Outstanding	174,928	174,928	174,928
Capital in Excess of Par Value	1,288,793	1,288,793	1,288,793
Retained Earnings	21,270,871	22,248,158	21,242,972
Treasury Stock, at Cost, 63,494 Shares	(273,219)	(273,219)	(273,219)

Total Stockholders’ Equity	22,461,373	23,438,660	22,433,474

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$24,722,351	$25,531,729	$24,602,386

PARADISE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	FOR THE THREE MONTHS ENDED
	JUNE 30,
	2018	2017

Net Sales	$1,523,097	$1,351,449

Costs and Expenses:
Cost of Goods Sold	1,517,554	1,267,775
Selling, General and Administrative Expense	777,342	597,964
Amortization Expense	4,500	-

Total Costs and Expenses	2,299,396	1,865,739

Loss from Operations	(776,299)	(514,290)

Other Income	25,677	28,513

Loss Before Income Taxes	(750,622)	(485,777)

Income Tax Benefit	198,915	204,440

Net Loss	$(551,707)	$(281,337)

Loss per Common Share (Basic and Diluted)	$(1.06)	$(0.54)

Dividend per Common Share	$0.00	$0.00

See Accompanying Notes to these Consolidated Financial Statements (Unaudited)

PARADISE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	FOR THE SIX MONTHS ENDED
	JUNE 30,
	2018	2017

Net Sales	$3,649,375	$3,800,049

Costs and Expenses:
Cost of Goods Sold	3,331,336	3,523,956
Selling, General and Administrative Expense	1,556,857	1,476,657
Amortization Expense	9,000	-

Total Costs and Expenses	4,897,193	5,000,613

Loss from Operations	(1,247,818)	(1,200,564)

Other Income	24,213	46,715

Loss Before Income Taxes	(1,223,605)	(1,153,849)

Income Tax Benefit	324,255	463,476

Net Loss	$(899,350)	$(690,373)

Loss per Common Share (Basic and Diluted)	$(1.73)	$(1.33)

Dividend per Common Share	$0.15	$0.25

See Accompanying Notes to these Consolidated Financial Statements (Unaudited)

PARADISE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	FOR THE SIX MONTHS ENDED
	JUNE 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(899,350)	$(690,373)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and Amortization	214,714	206,392
Decrease (Increase) in:
Accounts Receivable	1,012,975	1,495,478
Inventories	(5,429,993)	(5,574,106)
Prepaid Expenses and Other Current Assets	(231,171)	(135,039)
Income Tax Receivable	(488,515)	(652,192)
Other Assets	(23,885)	54,268
Increase (Decrease) in:
Accounts Payable	740,924	64,166
Accrued Liabilities	(574,750)	(572,388)

Net Cash Used in Operating Activities	(5,679,051)	(5,803,794)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Property and Equipment	(334,086)	(477,396)

Net Cash Used in Investing Activities	(334,086)	(477,396)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Short Term Debt	(571,572)	1,052,779
Payments on Short Term Debt	564,310	(42,938)
Dividends Paid	(77,940)	(129,900)

Net Cash (Used in) Provided by Financing Activities	(85,202)	879,941

NET DECREASE IN CASH	(6,098,339)	(5,401,249)

CASH, AT BEGINNING OF PERIOD	8,668,012	9,240,638

CASH, AT END OF PERIOD	$2,569,673	$3,839,389

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
Income Tax	$164,260	$190,000

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

Consumer demand for glace’ fruit product is traditionally strongest during the Thanksgiving and Christmas season. Almost 80% of glace’ fruit product sales are recorded during an eight to ten week period beginning in mid September. Therefore, the operating results for the six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the current year.

Certain minor reclassifications have been made to the consolidated unaudited financial statements for the quarter ended June 30, 2017 to conform to the classifications used for the quarter ended June 30, 2018.

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

PARADISE, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

NOTE 5	BUSINESS SEGMENT DATA

The Company’s operations are conducted through two business segments. These segments, and the primary operations of each, are as follows:

Business Segment	Operation

Fruit	Production of candied fruit, a basic fruitcake ingredient, sold to manufacturing bakers, institutional users, and retailers for use in home baking. Also, based on market conditions, the processing of frozen strawberry products, for sale to commercial and institutional users such as preservers, dairies, drink manufacturers, etc.

Molded Plastics	Production of plastics containers and other molded plastics for sale to various food processors and others.

	Three months ended	Three months ended
	June 30,	June 30,
	2018	2017
Net Sales in Each Segment

Fruit:
Sales to Unaffiliated Customers	$226,673	$343,856

Molded Plastics:
Sales to Unaffiliated Customers	1,296,424	1,007,593

Net Sales	$1,523,097	$1,351,449

	Six months ended	Six months ended
	June 30,	June 30,
	2018	2017
Net Sales in Each Segment

Fruit:
Sales to Unaffiliated Customers	$819,291	$1,276,375

Molded Plastics:
Sales to Unaffiliated Customers	2,830,084	2,523,674

Net Sales	$3,649,375	$3,800,049

PARADISE, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

NOTE 5	BUSINESS SEGMENT DATA (CONTINUED)

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

	June 30,	June 30,
	2018	2017
Identifiable Assets of Each Segment are Listed Below:

Fruit	$15,207,924	$14,445,847

Molded Plastics	4,588,675	4,125,240

Identifiable Assets	19,796,599	18,571,087

General Corporate Assets	4,925,752	6,031,299

Total Assets	$24,722,351	$24,602,386

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

The Second Quarter

Paradise, Inc.’s fruit segment net sales for the first six months of 2018 totaled $819,291 compared to net sales of $1,276,375 for the similar reporting period of 2017 representing a decrease of $457,084. The primary reason for this decrease relates to less revenue earned from the sale of finished strawberry products produced and sold exclusively to a local distributor beginning in early March and running through mid-April of each year. As in previous years, Paradise, Inc., based on a negotiated price (i.e. tolling fee) will receive and process fresh strawberries through its production facilities on behalf of this distributor. With unfavorable market conditions and a shortage of available labor during the first six months of 2018, tolling fees invoiced to this local distributor totaled $332,210 for the six months ended June 30, 2018 compared to $646,933 for the six months ended June 30, 2017, representing a decrease in net sales of $314,723. Strawberry tolling fees historically account for less than 5% of annual fruit segment net sales and the current decrease in 2018 tolling fees will have little impact on annual fruit segment net sales for 2018.

Paradise Plastics, Inc., a wholly owned company of Paradise, Inc., which accounted for 23% of total net sales to unaffiliated customers for the previous year, generated net sales of $2,830,084 for the six months ended June 30, 2018 compared to $2,523,674 for the six months ended June 30, 2017. Plastics net sales which are not seasonal in nature continued to rebound from the negative impact absorbed from the loss of a portion of business from a major plastics customer’s decision to transfer production to another supplier that could produce thermoformed parts in a more cost effective method via injection molding. Paradise’s management offered to invest $3 million to construct a building and purchase the necessary equipment to retain this business, however, the offer was declined. With production of these parts ending in the latter stages of the first quarter of 2017, net sales decreased $1.6 million for the remainder of 2017. However, with increased demand from other custom molding products produced for this major customer, along with recent successes in developing new accounts over the past six months of 2018, management is confident that the net sales during the second half of 2018 will continue to generate additional growth.

Consolidated cost of sales as a percentage of net sales remained fairly consistent for the first six months of 2018 compared to the similar reporting period of 2017. However, with less than 30% of the Company’s annual production of its estimated fruit requirements completed as of June 30, 2018, it is too early to forecast the change in annual cost of sales as a percentage of sales for the remainder of the year. It is important to note, with production beginning in June of each year, the Company adds back to inventory a percentage of production expenses incurred during the first six months of the year. The amount of production expenses transferred into inventory as of June 30, 2018 was $1,196,715 compared to $1,207,417 as of June 30, 2017.

Selling, general & administrative expenses for the first six months of 2018 increased 5.4% to $1,556,857 from $1,476,657 for the similar reporting period of 2017 as the Company increased its business travel throughout the Country to visit existing customers as well as make presentations to new customers during the first six months of 2018.

PARADISE, INC.	COMMISSION FILE NO. 0-3026

PART I.	FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Other Significant Items

Accounts Receivable as of June 30, 2018 totaled $857,674 compared to $613,130 as of June 30, 2017. This increase of $244,544 is directly related to the increase in plastics sales reported during the first six months of 2018 compared to the similar reporting period of 2017.

Inventory levels as of June 30, 2018 increased $1,079,500 or 7.8% to $14,958,639 from $13,879,139 as of June 30, 2017. This increase is based on the following two factors: First, plastics inventory increased $468,000 as of June 30, 2018 compared to June 30, 2017 as additional raw materials have been ordered and received to keep place with the increase in demand during 2018. Secondly, mainly due to crop availability, the Company has received approximately $560,000 more of raw fruit commodities during the first six months of 2018 compared to the first six months of 2017.

Short term debt as of June 30, 2018 decreased $509,469 to $543,310 from $1,052,779 as of June 30, 2017. Short term debt consist of letters of credit issued by the Company’s banking institution to Paradise, Inc.’s overseas supplier of certain raw fruit materials. The bank makes direct payments to the overseas supplier and then charges Paradise, Inc. after receipt of this raw fruit materials with term extending out to 180 days. As the level of overseas purchasing of brine fruit commodities for 2018 consistent with the previous year’s purchasing, the decrease in the balance owed as of June 30, 2018 compared to the balance owed as of June 30, 2017 is a function of timing as a greater percentage of product was received early in the first half of 2018 compared to the first half of 2017.

Accounts Payable as of June 30, 2018 increased $506,955 to $1,379,817 from $892,862 primarily due to the timing of receipt of domestic fruit and plastics raw materials during the first half of 2018 compared to 2017. As payment terms are net 30, all amounts outstanding as of June 30, 2018 have been paid as of the date of this filing.

We finance our ongoing operations primarily with cash provided by our operating activities. Our principal sources of liquidity are our cash flows provided by operating activities, our existing cash, and a line of credit facility. At June 30, 2018 and December 31, 2017, we had approximately $2.6 million and $8.7 million, respectively, in cash. The decrease in cash during the first six months of 2018 of $6.1 million is consistent with the prior year as we will continue to use available cash reserves in excess of $1 million per month until we start to receive payments from our fruit customers after the start of our shipping season beginning in the fourth quarter of the year. Additionally, we have a revolving line of credit with a maximum limit of $12 million and a borrowing limit of 80% of the Company’s eligible receivables plus 50% of the Company’s eligible inventory from January 1 to May 31 and 60% from June 1 to December 31 of each year, of which $0 was outstanding at June 30, 2018 and December 31, 2017. Within this agreement, there are letters of credit with a limit of $1,750,000, of which $543,310 was outstanding at June 30, 2018 and $541,572 at December 31, 2017. The line of credit agreement expires on July 31, 2019.

On February 13, 2018, Paradise, Inc. issued a press release announcing that it is exploring its strategic alternatives. As of the date of this filing, this process is on-going.

PARADISE, INC.	COMMISSION FILE NO. 0-3026

PART I.	FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Summary

Paradise, Inc.’s consolidated net sales for the six months ended June 30, 2018 decreased $150,674 to $3,649,375 from $3,800,049 for the similar reporting period of 2017, representing a decrease of 3.9%. The increase in plastics segment sales of $306,410 offset the decline Strawberry tolling fees of $316,723. Cost of sales as a percentage of sales remained fairly consistent for the six months ending June 30, 2018 compared to June 30, 2017 with just a 1.4% increase. Selling, general and administrative expenses increased 5.4% as of June 30, 2018 compared to June 30, 2017 as management increased its travel to visit existing customers and make presentations to new customers throughout the country. The combination of these events, after applying income tax benefits at June 30, 2018 and June 30, 2017 of $324,255 and $463,476, respectively, resulted in a consolidated loss of $899,350 for the six months ending June 30, 2018 compared to a consolidated loss of $690,373 for the six months ending June 30, 2017.

However, it’s important to note that based on historical sales data which indicates that more than 80% of the Company’s annual fruit segment’s sales will occur during the months of September through November of each year, no realistic forecast or trend as to year end results can be developed as of the date of this filing.

Critical Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make assessments, estimates and assumptions that affect the amounts reported in the consolidated financial statements. We evaluate the accounting policies and estimates used to prepare the consolidated financial statements on an ongoing basis. Critical accounting estimates are those that require management’s most difficult, complex, or subjective judgments and have the most potential to impact our financial position and operating results. For a detailed discussion of our critical accounting estimates, see our Annual Report on Form 10-K for the year ended December 31, 2017. There have been no material changes to our critical accounting estimates during the six months ended June 30, 2018.

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

Subsequent to the initial filing of the Company’s annual report on Form 10-K for the year ended December 31, 2017, management identified a material weakness in internal control relevant to the Company’s timeliness of the issuance and related year end accrual of credit memos for the customer returns, allowances, discounts and incentives that related to 2017. This weakness in internal control resulted in a material misstatement of the financial statements and required restatement of the financial statements included in the Company’s Form 10-K for the year ended December 31, 2017 and in the Company’s Form 10-Q for the quarterly period ended March 31, 2018. These misstatements, which were not detected timely by management, were the result of inadequate design of controls pertaining to the Company’s review and ongoing monitoring of its procedures. The deficiency represents a material weakness in the Company’s internal control over financial reporting.

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

PARADISE, INC.	COMMISSION FILE NO. 0-3026

PART I.	FINANCIAL INFORMATION

Item 4.	Controls and Procedures (Continued)

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

