Form 10-Q
period 2018-09-30
PARADISE INC
filed 2018-11-14
CIK 76149

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Act of 1934.

For the quarterly period ended September 30, 2018

or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Act of 1934.

Commission File No. 000-03026

PARADISE, INC.

INCORPORATED IN FLORIDA

I.R.S. EMPLOYER IDENTIFICATION NO. 59-1007583

1200 W. DR. MARTIN LUTHER KING, JR. BLVD.,

PLANT CITY, FLORIDA 33563

(813) 752-1155

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common stock as of November 14, 2018 was 519,600 shares.

PARADISE, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

INDEX

		PAGE
PART I.	FINANCIAL INFORMATION

	ITEM 1.

	CONSOLIDATED BALANCE SHEETS:

	Assets

	As of September 30, 2018 (Unaudited), December 31, 2017 and September 30, 2017 (Unaudited)	2

	Liabilities and Stockholders’ Equity

	As of September 30, 2018 (Unaudited), December 31, 2017 and September 30, 2017 (Unaudited)	3

	CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED):

	For the three-months ended September 30, 2018 and 2017	4

	For the nine-months ended September 30, 2018 and 2017	5

	CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED):

	For the nine-months ended September 30, 2018 and 2017	6

	NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)	7 – 10

	ITEM 2.

	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	11 – 15

	ITEM 3.

	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK – N/A	15

	ITEM 4.

	CONTROLS AND PROCEDURES	16

PART II.	OTHER INFORMATION

	ITEMS 1 – 6.	17

SIGNATURES		18

PARADISE, INC.	COMMISSION FILE NO. 0-3026

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

PARADISE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	AS OF		AS OF
	SEPTEMBER 30,	AS OF	SEPTEMBER 30,
	2018	DECEMBER 31,	2017
	(UNAUDITED)	2017	(UNAUDITED)

	( Restated )
ASSETS

CURRENT ASSETS:

Cash	$426,006	$8,668,012	$1,085,701
Accounts Receivable,
Less, Allowances of $0 (09/30/18), $1,566,578 (12/31/17) and $0 (09/30/17)	6,300,115	1,870,649	5,409,122
Inventories:
Raw Materials	8,129,091	5,855,658	7,669,182
Work in Process	459,538	1,077,718	394,889
Supplies	194,346	194,346	165,413
Finished Goods	3,653,227	2,400,924	4,087,294
Income Tax Receivable	523,991	209,616	655,304
Prepaid Expenses and Other Current Assets	401,420	224,384	351,500

Total Current Assets	20,087,734	20,501,307	19,818,405

Property, Plant and Equipment,
Less, Accumulated Depreciation of $19,356,833 (09/30/18), $19,045,405 (12/31/17) and $18,958,502 (09/30/17)	4,239,384	4,271,727	4,342,539
Goodwill	413,280	413,280	413,280
Other Assets	342,944	345,415	375,718

TOTAL ASSETS	$25,083,342	$25,531,729	$24,949,942

See Accompanying Notes to these Consolidated Financial Statements (Unaudited)

	AS OF		AS OF
	SEPTEMBER 30,	AS OF	SEPTEMBER 30,
	2018	DECEMBER 31,	2017
	(UNAUDITED)	2017	(UNAUDITED)

	( Restated )
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Short Term Debt	$151,980	$541,572	$428,346
Accounts Payable	977,542	638,896	1,182,998
Accrued Liabilities	925,366	828,914	536,887

Total Current Liabilities	2,054,888	2,009,382	2,148,231

DEFERRED INCOME TAX LIABILITY	83,687	83,687	126,482

Total Liabilities	2,138,575	2,093,069	2,274,713

STOCKHOLDERS’ EQUITY:
Common Stock: $0.30 Par Value, 2,000,000 Shares Authorized, 583,094 Shares Issued, 519,600 Shares Outstanding	174,928	174,928	174,928
Capital in Excess of Par Value	1,288,793	1,288,793	1,288,793
Retained Earnings	21,754,265	22,248,158	21,484,727
Treasury Stock, at Cost, 63,494 Shares	(273,219)	(273,219)	(273,219)

Total Stockholders’ Equity	22,944,767	23,438,660	22,675,229

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$25,083,342	$25,531,729	$24,949,942

PARADISE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	FOR THE THREE MONTHS ENDED
	SEPTEMBER 30,
	2018	2017

Net Sales	$8,673,560	$7,644,130

Costs and Expenses:
Cost of Goods Sold	6,939,942	6,225,065
Selling, General and Administrative Expense	1,053,228	1,007,875
Amortization Expense	3,000	3,000

Total Costs and Expenses	7,996,170	7,235,940

Income from Operations	677,390	408,190

Other Expenses	(19,856)	(2,037)

Income from Operations Before Income Taxes	657,534	406,153

Provision for Income Taxes	174,140	164,398

Net Income	$483,394	$241,755

Income per Common Share (Basic and Diluted)	$0.93	$0.47

Dividend per Common Share	$0.00	$0.00

See Accompanying Notes to these Consolidated Financial Statements (Unaudited)

PARADISE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	FOR THE NINE MONTHS ENDED
	SEPTEMBER 30,
	2018	2017

Net Sales	$12,322,935	$11,444,179

Costs and Expenses:
Cost of Goods Sold	10,271,278	9,749,021
Selling, General and Administrative Expense	2,610,085	2,484,532
Amortization Expense	12,000	3,000

Total Costs and Expenses	12,893,363	12,236,553

Loss from Operations	(570,428)	(792,374)

Other Income	4,357	44,678

Loss from Operations Before Income Taxes	(566,071)	(747,696)

Benefit for Income Taxes	150,115	299,078

Net Loss	$(415,956)	$(448,618)

Loss per Common Share (Basic and Diluted)	$(0.80)	$(0.86)

Dividend per Common Share	$0.15	$0.25

See Accompanying Notes to these Consolidated Financial Statements (Unaudited)

PARADISE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	FOR THE NINE MONTHS ENDED
	SEPTEMBER 30,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(415,956)	$(448,618)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and Amortization	323,428	310,785
(Increase) Decrease in:
Accounts Receivable	(4,429,466)	(3,300,514)
Inventories	(2,907,556)	(4,011,745)
Prepaid Expenses	(177,036)	(54,649)
Other Assets	2,471	15,276
Income Tax Asset	(314,375)	(655,304)
Increase (Decrease) in:
Accounts Payable	338,649	374,302
Accrued Liabilities	96,452	(152,290)

Net Cash Used in Operating Activities	(7,483,389)	(7,922,757)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Property and Equipment	(334,085)	(487,688)
Proceeds from Sale of Property and Equipment	55,000	-

Net Cash Used in Investing Activities	(279,085)	(487,688)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on Short Term Debt	(965,902)	(680,763)
Proceeds from Short Term Debt	564,310	1,066,171
Dividends Paid	(77,940)	(129,900)

Net Cash (Used in) Provided by Financing Activities	(479,532)	255,508

NET DECREASE IN CASH	(8,242,006)	(8,154,937)

CASH, AT BEGINNING OF PERIOD	8,668,012	9,240,638

CASH, AT END OF PERIOD	$426,006	$1,085,701

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
Income Tax	$164,260	$357,510

See Accompanying Notes to these Consolidated Financial Statements (Unaudited)

PARADISE, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Paradise, Inc. and subsidiaries (collectively, the “Company”) have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements.

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

Consumer demand for glace’ fruit product is traditionally strongest during the Thanksgiving and Christmas season. Almost 80% of glace’ fruit product sales are recorded during an eight to ten week period beginning in mid September. Therefore, the operating results for the nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the current year.

Certain minor reclassifications have been made to the consolidated unaudited financial statements for the three and nine months ended September 30, 2017 to conform to the classifications used for the three and nine months ended September 30, 2018.

NOTE 2	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU replaced most existing revenue recognition guidance in U.S. GAAP when it became effective. The revenue guidance is effective for annual reporting periods beginning after December 15, 2017, with early adoption permitted as of the original effective date (annual reporting periods beginning after December 15, 2016). The ASU may be applied retrospectively to historical periods presented or as a cumulative-effect adjustment as of the date of adoption. The Company adopted the new standard on January 1, 2018 on a full retrospective basis. There was no material financial impact from adopting the new revenue standard.

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

PARADISE, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

NOTE 5	BUSINESS SEGMENT DATA

The Company’s operations are conducted through two business segments. These segments, and the primary operations of each, are as follows:

Business Segment	Operation

Fruit	Production of candied fruit, a basic fruitcake ingredient, sold to manufacturing bakers, institutional users, and retailers for use in home baking. Also, based on market conditions, the processing of frozen strawberry products, for sale to commercial and institutional users such as preservers, dairies, drink manufacturers, etc.

Molded Plastics	Production of plastics containers and other molded plastics for sale to various food processors and others.

	Three months ended	Three months ended
	September 30,	September 30,
	2018	2017
Net Sales in Each Segment

Fruit:
Sales to Unaffiliated Customers	$7,412,734	$6,605,247

Molded Plastics:
Sales to Unaffiliated Customers	1,260,826	1,038,883

Net Sales	$8,673,560	$7,644,130

	Nine months ended	Nine months ended
	September 30,	September 30,
	2018	2017
Net Sales in Each Segment

Fruit:
Sales to Unaffiliated Customers	$8,232,025	$7,881,622

Molded Plastics:
Sales to Unaffiliated Customers	4,090,910	3,562,557

Net Sales	$12,322,935	$11,444,179

PARADISE, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

NOTE 5	BUSINESS SEGMENT DATA (CONTINUED)

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

	September 30,	September 30,
	2018	2017

Identifiable Assets of Each Segment are Listed Below:

Fruit	$18,350,947	$17,733,521

Molded Plastics	4,208,436	4,020,398

Identifiable Assets	22,559,383	21,753,919

General Corporate Assets	2,523,959	3,196,023

Total Assets	$25,083,342	$24,949,942

Identifiable assets by segment are those assets that are principally used in the operations of each segment. General corporate assets are principally cash, prepaid expenses, other current assets, land and income tax assets.

PARADISE, INC.	COMMISSION FILE NO. 0-3026

PART I.	FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward–Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact should be considered “forward-looking statements” for the purpose of these provisions, including statements that include projections of, or expectations about, earnings, revenues or other financial items, statements about our plans and objectives for future operations, statements concerning proposed new products or services  , statements about our exploration of strategic alternatives, statements regarding future economic conditions or performance, statements concerning our expectations regarding the attraction and retention of customers, statements about market risk and statements underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of such terminology as “may”, “will”, “expects”, “potential”, or “continue”, or the negative thereof or other similar words. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we can give no assurance that such expectations or any of our forward-looking statements will prove to be correct. Actual results and developments are likely to be different from, and may be materially different from, those expressed or implied by our forward-looking statements. Forward-looking statements are subject to inherent risks and uncertainties. Except as required by applicable law, we do not undertake to update any forward-looking statements.

Overview

Paradise, Inc.’s main business segment, glace’ fruit, a prime ingredient of fruitcakes and other holiday confections, represented 77% of total net sales during 2017. These products are sold to manufacturing bakers, institutional users, supermarkets and other retailers throughout the country. Consumer demand for glace’ fruit product is traditionally strongest during the Thanksgiving and Christmas season. Almost 80% of glace’ fruit product sales are ordinarily recorded for a period of eight to ten weeks beginning in mid September.

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

The First Nine Months

Paradise, Inc.’s fruit segment net sales for the first nine months of 2018 increased 4.4% to $8,232,025 from $7,881,622 for the similar nine month reporting period of 2017. This increase is directly related to timing differences in the receipt of customer purchase orders and the corresponding shipment of these orders. Changes in dates of opening orders from customers across interim reporting periods have a direct impact on net sales comparisons. Net revenue during the 10 day period beginning with the fifth-to-last day of the 3rd quarter and ending on the fifth day of the 4th quarter may fluctuate as much as $1,500,000. Therefore, management has consistently disclosed that interim filings are not reliable financial indicators of forecasting year-end performance. Only after the completion of a full year’s selling season will the Company be able to report if its sales and marketing efforts within the fruit segment were successful.

Paradise Plastics, Inc. (Paradise Plastics), a wholly owned company of Paradise, Inc., which accounted for 23% of total net sales to unaffiliated customers for the previous year, generated net sales of $4,090,910 for the nine months ended September 30, 2018 compared to $3,562,557 for the similar reporting period of 2017, representing an increase of 14.8%. Plastics net sales, which are not seasonal in nature, continued to rebound from the negative impact absorbed from the loss of a portion of business during 2017 due to a major plastics customer’s decision to transfer production to another supplier that could produce thermoformed parts in a more cost effective manner via injection molding. Paradise’s management offered to invest $3 million to construct a building and purchase the necessary equipment to retain this business, however, the offer was declined. With production of these parts ending in the latter stages of the first quarter of 2017, net sales decreased $1.6 million for the remainder of 2017. However, with increased demand from other custom molding products produced from this major customer, along with recent successes in developing new accounts over the past nine months of 2018, management expects the fourth quarter of 2018 will continue this positive growth trend.

Consolidated cost of sales as a percentage of net sales improved approximately 2.0% for the nine months ending September 30, 2018 compared to the similar reporting period of 2017 as an increase in plastics sales of $528,353 during the first nine months of 2018 outpaced a limited increase in related plant payroll during the same period of 2018. However, as fruit segment production, representing more than 70% of consolidated cost of sales on an annual basis, continues well into the fourth quarter of the year, no meaningful forecast of this improvement in cost of sales will be determined until a full year’s accounting of plant operations is completed.

Selling, general & administrative expenses as a percentage of net sales remained consistent for the nine months ending September 30, 2018 compared to the similar reporting period of 2017 as increases in selling expenses attributable to the increase in net revenue offset continued cost saving improvements in outsourcing Paradise, Inc.’s payroll and related employee benefit program to a company that specializes in this field.

PARADISE, INC.	COMMISSION FILE NO. 0-3026

PART I.	FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Other Significant Items

Other Income for the first nine months of 2018 was $4,357 compared to $44,678 for the similar reporting period of 2017. This decrease is primarily related to the changes in cash surrender value of two insurance policies owned by the Company on behalf of two senior executives who have been employed by the Company for over fifty years. Paradise, Inc. is the beneficiary as it relates solely to the premiums paid on behalf of these two policies. The remainder of the proceeds from these two policies are beneficiaries chosen by the two executives.

Inventory on hand increased $119,424 to $12,436,202 as of September 30, 2018 from $12,316,778 as of September 30, 2017. During the year, timing differences in levels of inventory may fluctuate due to the following two factors. First, changes in harvest and or market conditions of raw fruit commodities received from as far away as Southeast Asia may affect different quarterly periods from year to year, secondly, timing differences in levels of inventory will occur as shipments of fruit products to retail customers will also affect different quarterly periods from year to year. For the period in review, an increase of both fruit and plastics raw materials received during the first nine months of 2018 compared to the similar period of 2017 was offset by earlier shipments of finished fruit products to customers along in the 2017 period with increased shipment of finished plastics parts required to meet the increase in plastics sales activity experienced during the first nine months of 2018.

Short-Term Debt, Accounts Payable and Accrued Liabilities had an overall decrease of $93,343 to $2,054,888 from $2,148,231 as increases in accrued incentives to the Company’s fruit customers were more than offset by earlier payments to the Company’s suppliers of in-brine fruit materials as of September 30, 2018 compared to September 30, 2017. Fruit suppliers have payment terms ranging from 30 up to 180 days, liabilities reported as of any interim reporting date are subject to variations based upon the timing of receipt by Paradise, Inc.

The Company maintains a line of credit facility with its primary lender. On July 28, 2017, Paradise, Inc. renewed its revolving line of credit with SunTrust Bank for a two year period ending July 31, 2019. This renewal provides for a maximum limit of $12 million and a borrowing limit of 80% of the Company’s eligible receivables plus the lesser of $6,000,000 or 50% of the Company’s eligible inventory from January 1 to May 31 and 60% from June 1 to December 31 of each year. Within this agreement are letters of credit with a limit of $1,750,000. The agreement is secured by all of the assets of the Company and requires that certain conditions are met for the Company to continue borrowing, including debt service coverage and debt to equity ratios and other financial covenants including an agreement not to encumber a mortgage on the property without bank approval. Interest is payable monthly at the bank’s LIBOR plus 1.75%. As of the date of this filing, the Company is in compliance with the above mentioned covenants.

PARADISE, INC.	COMMISSION FILE NO. 0-3026

PART I.	FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Other Significant Items (Continued)

Paradise, Inc. finances ongoing operations primarily with cash flows provided by operating activities (which is seasonal in nature), our existing cash, and a line of credit facility. At September 30, 2018 and December 31, 2017, the Company had $426,006 and $8,668,012, respectively, in cash. Additionally, we have a revolving line of credit with a maximum limit of $12 million and a borrowing limit of 80% of the Company’s eligible receivables plus the lesser of (i) $6,000,000 and (ii) 50% of the Company’s eligible inventory from January 1 to May 31 and 60% from June 1 to December 1 of each year, of which $0 was outstanding at September 30, 2018 and $0 at December 31, 2017. Within this agreement, there are letters of credit with a limit of $1,750,000, of which $151,980 was outstanding at September 30, 2018 and $541,572 at December 31, 2017. The agreement is secured by all of the assets of the Company and requires that certain conditions are met for the Company to continue borrowing, including debt service coverage and debt to equity ratios and other financial covenants including an agreement not to encumber a mortgage on the property without bank approval. Interest is payable monthly at the bank’s LIBOR plus 1.75%. As of the date of this filing, the Company is in compliance with the above mentioned covenants. Cash in the bank decreased by $8,242,006 for the nine months ended September 30, 2018 compared to a net decrease in cash of $8,154,937 for the nine months ended September 30, 2017 as the Company needs approximately $900,000 per month to acquire inventory and finance operations during the first nine months of any year.

On February 13, 2018, Paradise, Inc. filed a Form 8-K disclosing that the Company will be exploring strategic alternatives. As of the date of this filing, this process is ongoing.

Summary

Paradise Inc.’s consolidated net sales increased to $12,322,935 for the first nine months of 2018 from $11,444,179 for the first nine months of 2017. This overall increase of approximately 8.0% is due to the earlier shipment of retail packed glace’ fruit products along with an increase in plastics sales of $528,353 during the first nine months of 2018 compared to the similar reporting period of 2017. Thus, the above increase in sales when allocated over a relatively stable level of cost of sales and selling, general and administrative expenses resulted in a loss from operations for the nine months ended September 30, 2018 of $570,428 compared to a loss from operations for the nine months ended September 30, 2017 of $792,374. However, as mentioned throughout this report and in all previous interim financial filings, due to the extreme seasonality of the Company’s sale of holiday fruitcake mixes during the period running from mid-September through November of each year, with sales in such period ordinarily representing approximately 80% of annual sales, only a full year’s accounting of all sales and corresponding cost will provide the necessary information to provide the user of this report a complete picture of Paradise, Inc. financial results.

PARADISE, INC.	COMMISSION FILE NO. 0-3026

PART I.	FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Critical Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make assessments, estimates and assumptions that affect the amounts reported in the consolidated financial statements. We evaluate the accounting policies and estimates used to prepare the consolidated financial statements on an ongoing basis. Critical accounting estimates are those that require management’s most difficult, complex, or subjective judgments and have the most potential to impact our financial position and operating results. For a detailed discussion of our critical accounting estimates, see our Annual Report on Form 10-K for the year ended December 31, 2017. There have been no material changes to our critical accounting estimates during the nine months ended September 30, 2018.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU replaced most existing revenue recognition guidance in U.S. GAAP when it became effective. The revenue guidance is effective for annual reporting periods beginning after December 15, 2017, with early adoption permitted as of the original effective date (annual reporting periods beginning after December 15, 2016). The ASU may be applied retrospectively to historical periods presented or as a cumulative-effect adjustment as of the date of adoption. The Company adopted the new standard on January 1, 2018 on a full retrospective basis. There was no material financial impact from adopting the new revenue standard.

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

Item 3.	Quantitative and Qualitative Disclosure about Market Risk – N/A

PARADISE, INC.	COMMISSION FILE NO. 0-3026

PART I.	FINANCIAL INFORMATION

Item 4.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.

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

Disclosure controls and procedures mean controls and other procedures designed to ensure that information that the Company is required to disclose in the reports that it files with or submits to the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods required. Our controls and procedures include, without limitation, controls and procedures designed to ensure that all information required to be disclosed by us in the reports that we file with or submit to the Securities and Exchange Commission is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure. Our controls and procedures are also designed to provide reasonable assurance of the reliability of our financial reporting and accurate recording of our financial transactions.

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

As of September 30, 2018, Management has implemented and integrated additional procedures around the reporting and tracking of credit memos for returns, allowances, discounts and incentives to ensure that all amounts are properly recorded and remediate the material weakness identified above. As of September 30, 2018 and based upon its evaluation of the Company’s disclosure controls and procedures, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control over Financial Reporting.

Except as noted above, there were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PARADISE, INC.
A Florida Corporation

/s/ Randy S. Gordon	Date:	November 14, 2018
Randy S. Gordon
President and Chief Executive Officer

/s/ Jack M. Laskowitz	Date:	November 14, 2018
Jack M. Laskowitz
Chief Financial Officer and Treasurer

