Form 10-K
period 2018-12-31
PARADISE INC
filed 2019-04-01
CIK 76149

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2018

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $10,815,440 (as of June 30, 2018, bid price $34.50)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 1, 2019
Common Stock,
$.30 Par Value	519,600 Shares

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The Company’s Internet addresses are www.paradisefruitco.com and www.paradiseplastics.com. The Company’s annual report on Form 10-K, the Company’s quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available on the Company’s web site, as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. All such filings on the Company’s web site are available free of charge. Information on our website is not part of the Annual Report on Form 10-K.

PARADISE, INC.

2018 FORM 10-K ANNUAL REPORT

PART I

Item 1.	Business

Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact should be considered “forward-looking statements” for purposes of these provisions, including statements that include projections of, or expectations about, earnings, revenues or other financial items, statements about our plans and objectives for future operations, statements concerning proposed new products or services, statements about our exploration of strategic alternatives, statements regarding future economic conditions or performance, statements concerning our expectations regarding the attraction and retention of customers, statements about market risk and statements underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of such terminology as “may,” “will,” “expects,” “plans,” “anticipates,” “intends,” “believes,” “estimates,” “potential,” or “continue,” or the negative thereof or other similar words. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we can give no assurance that such expectations or any of our forward-looking statements will prove to be correct. Actual results and developments are likely to be different from, and may be materially different from, those expressed or implied by our forward-looking statements. Forward-looking statements are subject to inherent risks and uncertainties. Except as required by applicable law, we do not undertake to update any forward-looking statements.

Business Development

Paradise, Inc. was incorporated under the laws of the State of Florida in September, 1961 as Canaveral Utilities and Development Corporation. After the acquisition and merger of several other assets, the Corporation was renamed Paradise Fruit Company, Inc. in February 1964, and the corporate name was changed again to Paradise, Inc. during July 1993. There have been no bankruptcies, receiverships, or similar proceedings during the corporation’s history. There have been no material reclassifications, mergers, consolidations, purchases or sales of a significant amount of assets not in the ordinary course of business during the past three years.

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

For further segment information, refer to Note 8 in Part II, Item 8 of this Annual Report.

The Company knows of no other manufacturer in the Western Hemisphere whose sales of glace’ (candied) fruit is equal to those of Paradise, Inc. While there is no industry-wide data available, management estimates that the Company sold approximately 85% of all candied fruits and peels consumed in the U.S. during 2018. The Company knows of two major competitors; however, it estimates that neither of these has as large a share of the market as the Company’s.

In terms of candied fruit dollar sales, during 2018, approximately 20% were shipped to manufacturing bakers and other institutional users, with the balance being sold through supermarkets and other retail outlets for ultimate use in the home.

Sales to retail outlets are usually generated through food brokers operating in exclusively franchised territories. This method of distribution is widely accepted in the food industry because of its efficiency and economy.

The principal raw materials used by the Company are fruits, fruit peels, corn syrups and plastic resins. Most of these materials are readily accessible from a number of competitive suppliers. The supply and prices with respect to fruits, fruit peels and corn syrup may fluctuate with growing and crop conditions, factors common to all agricultural products. Feedstock for some plastic resins is petroleum related and may be subject to supply and demand fluctuations in this market.

The trademarks “Paradise”, “Dixie”, “Mor-Fruit”, “Sun-Ripe - Holiday Fruit “SR”,” and “Pennant Holiday Fruit” are registered with the appropriate Federal and State authorities for use on the Company’s candied fruit. These registrations are kept current, as required, and have a value in terms of customer recognition.

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

During 1993, and through another wholly owned subsidiary, the Company launched an enterprise for the growing and selling of strawberries, both fresh and frozen. Plant City, Florida, the location of the Company’s manufacturing facilities and main office, styles itself as the “The Winter Strawberry Capital” because of the relatively large volume of fruit that is grown and harvested locally, mostly from December through April of each season. However, once competing fresh berries from the West Coast of the USA begin finding their way to market, the price of Florida fruit begins to diminish, and local growers have no other market for their product.

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

Therefore, Paradise, Inc. limits growing and selling of strawberries to years in which basic supply and demand statistics, such as West Coast harvest predictions and frozen strawberry prior year inventory carryovers, lead to a reasonable anticipation of profitability.

In the molded plastics segment of business, sales to unaffiliated customers continue to strengthen. This trend began several years ago when management shifted its focus from the sale of high volume, low profit “generics” to higher value added custom applications.

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

With the continuing acquisitions, mergers and other consolidations in the supermarket industry, there is increasing concentration of candied fruit buying activity. During 2018, the Company derived 12% of its consolidated net sales from Walmart Stores, Inc. This customer is not affiliated with Paradise, Inc. in any way. The loss of this customer would have a material adverse effect on operating earnings.

The molded plastics industry is very large and diverse, and management has no reasonable estimate of its total size. Many products produced by the Company are materials for its own use in the packaging of candied fruits for sale at the retail level. Outside sales represent approximately 90% of the Company’s total plastics production at cost. During 2018, the Company derived 12% of its consolidated net sales from Aqua Cal, Inc. The loss of this customer would have a material adverse effect on operating earnings.

In the above business segments, it is the opinion of management that price, which is to include the cost of delivery, is the largest single competitive factor, followed by product quality and customer service.

I-3

Item 1.	Business (Continued)

Given the above competitive criteria, it is the opinion of management that the Company is in a favorable position.

Over the years, the Company has made capital investments in order to comply with the growing body of environmental regulations. These have included the building of screening and pretreatment facilities for water effluent, the redesign and rebuilding of one processing department in order to improve the control of the quality of air emissions, and removing certain underground fuel storage tanks to approved above ground locations. All of these facilities are permitted by governmental authorities at various levels, and are subjected to periodic testing as a condition of permit maintenance and renewal. All required permitting is currently in effect, and the Company is in full compliance with all terms and conditions stated therein.

By local ordinance, it is required that all water effluent is metered, tested and discharged into a municipal industrial waste treatment plant. During 2018, costs for this discharge approximated $300,000, and management estimates that all expenses directly related to compliance with environmental regulations total well over $325,000 annually, which includes costs for permits, third party inspections and depreciation of installations.

The Company employs between 95 - 150 people, depending upon the season.

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

I-4

Item 3.	Legal Proceedings

None

Item 4.	Mine Safety Disclosures

Not Applicable

I-5

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Paradise, Inc. is currently quoted on OTC Pink under the ticker symbol “PARF”.

(a)	The following table shows the range of closing bid prices for the Company’s Common Stock in the over-the-counter market for the calendar quarters indicated. The quotations represent prices in the over-the-counter market between dealers in securities, do not include retail mark-up, mark-down, or commissions and may not necessarily represent actual transactions.

	BID PRICES
	High	Low
2018

First Quarter	37.23	28.03
Second Quarter	36.00	34.50
Third Quarter	34.50	28.11
Fourth Quarter	33.00	28.00

2017

First Quarter	32.00	26.80
Second Quarter	38.50	29.75
Third Quarter	35.95	27.00
Fourth Quarter	30.00	26.85

(b)	Approximate Number of Equity Security Holders

As of April 1, 2019, the approximate number of holders of record of each class of equity securities of the Registrant were:

NUMBER OF
TITLE OF CLASS	HOLDERS OF RECORD

Common Stock, $.30 Par Value	101

(c)	Dividend History and Policy

Dividends have been declared and paid annually when warranted as described below. Dividends paid to stockholders on April 13, 2018 were $0.15 per share. Dividends paid to stockholders for 2017 were $0.25 per share.

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

	Relationship to		Period to Period
	Total Revenue		Increase (Decrease)
	Year Ended December 31,		Years Ended

	2018	2017	2018-2017
NET SALES:
Candied Fruit	74.3%	77.0%	(9.7)%
Molded Plastics	25.7	23.0	4.6

Total Sales	100.0	100.0	(6.4)

Cost of Sales	83.8	79.6	(1.5)

Selling, General and Administrative Expenses	19.6	18.3	0.4
Amortization Expense	0.1	-	200.0
Interest Expense	-	-	-

Total Expenses	103.5	97.9	(1.1)

(Loss) Income from Operations	(3.5)	2.1	(257.3)
Other (Expense) Income, Net	-	-	(211.1)

(Loss) Income Before Provision for Income Taxes	(3.5)	2.1	(256.5)
Provision (Benefit) for Income Taxes	(0.5)	0.7	(172.0)

Net Loss (Income)	(3.0)%	1.5%	(295.0)%

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity and Capital Resources

The Company finances ongoing operations primarily with cash provided by our operating activities, which are seasonal in nature. The principal sources of liquidity are cash flows provided by operating activities, existing cash, and a line of credit facility. At December 31, 2018 and December 31, 2017, outstanding letters of credit were $284,016 and $541,572 respectively. At December 31, 2018 and 2017, the Company had $8,036,052 and $8,668,012, respectively, in cash. Due to the seasonality of the Company’s fruit segment, cash on hand at December 31, 2018 of $8,036,052 is primarily committed for 2019 purchase orders totaling more than $6 million for brined fruit, corn syrup and other miscellaneous fruit ingredients. This outlay of funds for fruit and related fruit ingredients combined with the requirements to fund payroll and factory overhead during the off-season can exceed $1 million per month beginning in January and continuing through September of each year.

Management is not aware of any demands, commitments, events or uncertainties that will result in, or are reasonably likely to result in, a material increase or decrease in the Company’s liquidity, except as a result of the consummation of any strategic transaction, which the Company previously disclosed it is contemplating. As discussed in footnote 4 of the Company’s consolidated financial statements, a line of credit is available to the Company to finance short-term working capital needs.

Critical Accounting Policies and Estimates

The following discussion and analysis is based upon our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of revenues and expenses, and assets and liabilities during the periods reported. Estimates are used when accounting for certain items such as revenues, allowances for returns, early payment discounts, customer discounts, doubtful accounts, employee compensation programs, depreciation and amortization periods, taxes, inventory values, insurance programs, goodwill, other intangible assets and long-lived assets. We base our estimates on historical experience, where applicable and other assumptions that we believe are reasonable under the circumstances. Actual results may differ from our estimates under different assumptions or conditions. We believe that the following critical accounting policies involve our more significant judgments and estimates used in preparation of our consolidated financial statements:

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

Accounts Receivable

Management reviews subsequent collections on accounts receivable and writes off all year-end balances that are not deemed collectible by the time the consolidated financial statements are issued. Additionally, management has provided for estimated product returns by applying an allowance against accounts receivable for the invoiced price of the returns. A provision to recognize a related estimate of finished goods returns has been added to inventories. Management considers the remaining accounts receivable to be fully collectible; accordingly, no allowance for doubtful accounts has been established as of December 31, 2018 and 2017. If accounts become uncollectible, they will be charged to operations when that determination is made. The Company does not have a policy to charge interest on past due amounts. Accounts Receivable are considered past due based on invoice terms.

Goodwill

Goodwill totaling $413,280 represents the excess purchase price over the fair value of the net assets acquired in the acquisition of Mastercraft Products Corporation. These costs are reviewed for impairment at least annually or more frequently upon the occurrence of an event or when circumstances indicate that goodwill may be impaired. During the years ended December 31, 2018 and 2017, the Company determined that its goodwill was not impaired.

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

Impact of Recently Issued Accounting Pronouncements (Continued)

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842)(ASU 2016-02). Under ASU No. 2016-2, an entity will be required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU No. 2016-02 offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. ASU No. 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, and requires a modified retrospective adoption, with early adoption permitted. The Company has evaluated the effect of this standard at December 31, 2018. There was no material financial impact.

Except as noted above, the Company’s management does not believe that recent codified pronouncements by the Financial Accounting Standards Board (“FASB”) (including its EITF), the AICPA or the Securities and Exchange Commission will have a material impact on the Company’s current or future consolidated financial statements.

2018 Compared to 2017

Results of Operations

Paradise, Inc. is the leading producer of glace’ fruit, a primary ingredient of fruit cakes sold to manufacturing bakers, institutional users and supermarkets for sale during the holiday seasons of Thanksgiving and Christmas. Paradise, Inc.’s consolidated net sales decreased $1,383,494 or 6.4% for the twelve months of operations ending December 31, 2018 to $20,134,998 from $21,518,492 for the similar reporting period of 2017. Cost of sales as percentage of consolidated sales increased 4.2% as the Company absorbed a greater increase in the cost of fruit commodities than it was willing to pass on to its customers. The combination of these two factors resulted in generating a pre-tax loss at December 31, 2018 ($717,524) compared to pre-tax income of $458,628 at December 31, 2017. After applying the provision for income tax benefits and/or income tax provision for the periods under review, the net loss at December 31, 2018 was ($613,910) compared to net income of $314,813 in 2017.

Loss (Earnings) per Share basic and diluted at December 31, 2018 and 2017 were ($1.18) and $0.61 respectively.

Paradise, Inc. consists of two business segments, fruit and plastics. Fruit segment net sales represented 74.3% of consolidated net sales during the twelve month reporting period ended December 31, 2018. Fruit segment net sales for 2018 decreased 9.7% to $14,954,061 from $16,566,096 for the similar reporting period of 2017 primarily because of the decision by two major fruit segment customers who overbought in 2017 and as a result reduced 2018 sales orders to alleviate large finished goods returns after the 2018 holiday selling season.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

2018 Compared to 2017 (Continued)

Results of Operations (Continued)

Paradise Plastics, Inc. (Paradise Plastics), a wholly owned company of Paradise, Inc., which accounted for 25.7% of total net sales to unaffiliated customers during 2018, generated net sales of $5,180,937 compared to $4,952,396 for the similar reporting period of 2017. This represents an increase of $228,541 or 4.61%. Management believes based on an increase in purchase orders received during the latter part of 2018 that the trend of increasing net sales for Paradise Plastics will continue in 2019.

Consolidated cost of sales as a percentage of overall net sales increased 4.2% for the twelve months ended December 31, 2018 compared to the twelve months of 2017 as the increase in the cost of raw materials received from our suppliers outpaced the Company’s willingness to pass these increases to its customers.

Selling, general and administrative (SG&A) expenses as a percentage of overall sales increased to 19.6% from 18.3% for the twelve months ended December 31, 2018 compared to 2017. The main reason for this increase is that the Company incurred in excess of $450,000 in expenses by the hiring of a financial advisor to explore strategic alternatives for the Company outlined in the Company’s 8-K filing in February 2018. These expenses more than offset savings generated from outsourcing all payroll and payroll related expenses to third party provider of these services during the first quarter of 2017.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

2018 Compared to 2017 (Continued)

Results of Operations (Continued)

Paradise, Inc.’s interest expense on its revolving line of credit for the twelve months ended December 31, 2018 and 2017 was $0. Interest expense when incurred, is directly related to cash advances received under the Company’s revolving line of credit as the Company needs to purchase sizable amounts of inventory months in advance of its holiday selling season. As of December 31, 2018 and 2017, the Company’s revolving line of credit balance was $0, its letters of credit balance was $284,016 and $541,572, respectively, and the Company was in compliance with all debt and loan covenants required by its primary lender. Paradise, Inc.’s revolving line of credit has a maximum limit of $12,000,000 with a borrowing base of 80% of the Company’s eligible receivables plus the lesser of $6,000,000 or 50% of the Company’s eligible inventory from January through May of each year and 60% of eligible inventory from June to December of each year. The Company’s borrowings are secured by all the assets of the Company and the agreement requires that certain conditions be met for the Company to continue borrowing, including debt service coverage and debt to equity ratios and other financial covenants including an agreement not to encumber a mortgage on the property without bank approval. Interest is payable monthly at the bank’s LIBOR rate plus 1.75%. Paradise, Inc.’s revolving line of credit is with a financial banking institution. It was renewed as of July 31, 2017 and remains in place for a two year period maturing on July 31, 2019.

Other Significant Items

On February 13, 2018, Paradise, Inc. filed a Form 8-K disclosing that the Company will be exploring strategic alternatives. As of the date of this filing, this process is ongoing.

Accounts Receivable balance less allowances for sales returns at December 31, 2018 was $1,993,564 compared to $1,870,649 at December 31, 2017. As disclosed in Note 1 under significant accounting policies, management provides for estimated product returns by applying an allowance against Accounts Receivable for the invoice amount of the return. As of December 31, 2018, returns from customers resulted in the allowance for sales returns of $1,000,826 compared to $1,566,578 as of December 31, 2017.

Inventory on hand remained consistent as the balance as of December 31, 2018 was $9,331,533 compared to $9,528,646 as of December 31, 2017. With the need to commit to various suppliers for fruit commodities for up to a year in advance before the finished product is shipped to the Company’s customers, fluctuations in ending inventory can occur from time to time. Furthermore, availability of these commodities can be impacted by factors such as changes in weather patterns, labor availability or economic conditions especially from our overseas supplier. For the year in review, the Company was able to effectively maintain an adequate level of inventory to meet 2018 customer requirements, while at the same time carry enough product into the upcoming 2019 production season which begins during the second quarter of the upcoming year.

Item 8.	Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Paradise, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Paradise, Inc., and subsidiaries (collectively, the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2018, and the related notes and schedules (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

Birmingham, Alabama

April 1, 2019

PARADISE, INC.

AND SUBSIDIARIES

Consolidated Balance Sheets

ASSETS

	DECEMBER 31,
	2018	2017

CURRENT ASSETS:
Cash	$8,036,052	$8,668,012
Accounts Receivable, Net of Allowance for Doubtful Accounts of $ -0- and Allowance for Returns of $1,000,826 (2018) and $1,566,578 (2017)	1,993,564	1,870,649
Inventories, Net	9,331,533	9,528,646
Income Tax Receivable	175,042	209,616
Prepaid Expenses and Other Current Assets	257,949	224,384

Total Current Assets	19,794,140	20,501,307

PROPERTY, PLANT AND EQUIPMENT, Net	4,126,848	4,271,727

GOODWILL	413,280	413,280

DEFERRED INCOME TAXES	126,084	-

OTHER ASSETS	323,390	345,415

TOTAL ASSETS	$24,783,742	$25,531,729

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements

LIABILITIES AND STOCKHOLDERS’ EQUITY

	DECEMBER 31,
	2018	2017
CURRENT LIABILITIES:
Short-Term Debt	$284,016	$541,572
Accounts Payable	931,424	638,896
Accrued Credits Due Fruit Customers	333,244	409,131
Accrued Expenses	488,248	419,783

Total Current Liabilities	2,036,932	2,009,382

DEFERRED INCOME TAXES	-	83,687

Total Liabilities	2,036,932	2,093,069

STOCKHOLDERS’ EQUITY:
Common Stock, $.30 Par Value, 2,000,000 Shares Authorized, 583,094 Shares Issued and 519,600 Shares Outstanding	174,928	174,928
Capital in Excess of Par Value	1,288,793	1,288,793
Retained Earnings	21,556,308	22,248,158

	23,020,029	23,711,879

Treasury Stock, at Cost, 63,494 Shares	273,219	273,219

Total Stockholders’ Equity	22,746,810	23,438,660

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$24,783,742	$25,531,729

PARADISE, INC.

AND SUBSIDIARIES

Consolidated Statements of Operations

	FOR THE YEARS ENDED
	DECEMBER 31,
	2018	2017
NET SALES	$20,134,998	$21,518,492

COSTS AND EXPENSES:
Cost of Goods Sold	16,869,477	17,122,293
Selling, General and Administrative Expenses	3,955,610	3,940,064
Amortization Expense	18,000	6,000

Total Costs and Expenses	20,843,087	21,068,357

(LOSS) INCOME FROM OPERATIONS	(708,089)	450,135

OTHER (EXPENSES) INCOME – NET	(9,435)	8,493

(LOSS) INCOME BEFORE PROVISION FOR INCOME TAXES	(717,524)	458,628

BENEFIT (PROVISION) FOR INCOME TAXES	103,614	(143,815)

NET (LOSS) INCOME	$(613,910)	$314,813

(LOSS) EARNINGS PER SHARE:

Basic	$(1.18)	$0.61

Diluted	$(1.18)	$0.61

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements

PARADISE, INC.

AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2018 and 2017

		CAPITAL IN
	COMMON	EXCESS OF	RETAINED	TREASURY
	STOCK	PAR VALUE	EARNINGS	STOCK	TOTAL

Balance, December 31, 2016	$174,928	$1,288,793	$22,063,245	$(273,219)	$23,253,747

Cash Dividends Declared, $0.25 per Share			(129,900)		(129,900)

Net Income			314,813		314,813

Balance, December 31, 2017	174,928	1,288,793	22,248,158	(273,219)	23,438,660

Cash Dividends Declared, $0.15 per Share			(77,940)		(77,940)

Net Loss			(613,910)		(613,910)

Balance, December 31, 2018	$174,928	$1,288,793	$21,556,308	$(273,219)	$22,746,810

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements

PARADISE, INC.

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	FOR THE YEARS ENDED
	DECEMBER 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss) Income	$(613,910)	$314,813
Adjustments to Reconcile Net (Loss) Income to Net Cash used in Operating Activities:
Provision for Sales Returns	(565,752)	351,425
Provision for Estimated Inventory Returns	(428,940)	255,268
Provision for Deferred Income Taxes	(209,771)	(42,795)
Loss on the Sale of Equipment	13,380	-
Depreciation and Amortization	428,126	415,381
Decrease (Increase) in:
Accounts Receivable	442,837	(113,466)
Inventories	626,053	(1,478,881)
Prepaid Expenses and Other Current Assets	(33,565)	72,467
Income Tax Receivable	34,574	(209,616)
Other Assets	6,500	7,704
Increase (Decrease) in:
Accounts Payable	292,528	(169,800)
Accrued Expenses	(7,422)	139,737

Net Cash used in Operating Activities	(15,362)	(457,763)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Property, Plant and Equipment	(333,627)	(544,472)
Proceeds from Sale of Equipment	55,000	26,000
Change in Cash Surrender Value of Life Insurance	15,525	40,875

Net Cash used in Investing Activities	(263,102)	(477,597)

CASH FLOWS FROM FINANCING ACTIVITIES:
Line of Credit Origination Costs	-	(36,000)
Proceeds from Short-Term Debt	853,706	1,624,351
Dividends Paid	(77,940)	(129,900)
Payments on Short-Term Debt	(1,129,262)	(1,095,717)

Net Cash (used in) provided by Financing Activities	(353,496)	362,734

PARADISE, INC.

AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)

	FOR THE YEARS ENDED
	DECEMBER 31,
	2018	2017
NET CHANGE IN CASH	(631,960)	(572,626)

CASH, at Beginning of Year	8,668,012	9,240,638

CASH, at End of Year	$8,036,052	$8,668,012

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash Paid During the Year for:

Income Taxes	$164,260	$396,225

Interest	$0	$0

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements

PARADISE, INC.

AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

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

Cash and Cash Equivalents

Cash and cash equivalents include demand deposits with banks and all highly liquid investments with original maturities of three months or less.

PARADISE, INC.

AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

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

Management considers the remaining accounts receivable to be fully collectible; accordingly, no allowance for doubtful accounts has been established as of December 31, 2018 and 2017. If accounts become uncollectible, they will be charged to operations when that determination is made. The Company does not have a policy to charge interest on past due amounts. Accounts Receivable are considered past due based on invoice terms.

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

DECEMBER 31, 2018 AND 2017

NOTE 1:	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Goodwill

Goodwill totaling $413,280 represents the excess purchase price over the fair value of the net assets acquired in the acquisition of Mastercraft Products Corporation. These costs are reviewed for impairment at least annually or more frequently upon the occurrence of an event or when circumstances indicate that goodwill may be impaired. During the years ended December 31, 2018 and 2017, the Company determined that its goodwill was not impaired.

Long-lived Assets

The Company’s long-lived assets other than goodwill are reviewed for potential impairment whenever events or circumstances indicate that the carrying amounts may not be recoverable. During the years ended December 31, 2018 and 2017, the Company determined that its long-lived assets were not impaired.

Selling Expenses

The Company considers freight delivery costs to be selling expenses and has included $617,218 (2018) and $590,107 (2017) in selling, general and administrative expenses in the accompanying statements of income.

Employee Benefit Plan

The Company has a 401(k) retirement plan for all eligible employees. Eligibility requirements for employees are based on completing 1,000 hours of service by the end of the first twelve months of consecutive employment and being at least 21 years old. Employee contributions are voluntary and subject to Internal Revenue Service limitations. The Company provides a matching contribution subject to annual review of the Company’s financial performance. For the years ended December 31, 2018 and 2017, the Company incurred $25,271 and $26,630, respectively, in 401(k) expense.

Earnings Per Share

Basic and diluted earnings per common share are based on the weighted average number of shares outstanding and assumed to be outstanding of 519,600 shares at December 31, 2018 and 2017. There are no dilutive securities outstanding at December 31, 2018 and 2017.

PARADISE, INC.

AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

NOTE 1: SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes

The Company’s provision for income taxes includes amounts payable or refundable for the current year, the effects of deferred taxes and impacts from uncertain tax positions. The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement and tax basis of the Company’s assets and liabilities, operating loss carryforwards and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the years in which those differences are expected to reverse.

The realization of certain deferred tax assets is dependent on generating sufficient taxable income in the appropriate jurisdiction prior to the expiration of the carryforward periods. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. When assessing the need for a valuation allowance, the Company considers any carryback potential, future reversals of existing taxable temporary differences (including liabilities for unrecognized tax benefits), future taxable income and tax planning strategies.

The Company recognizes tax benefits in its financial statements from uncertain tax positions only if it is more likely than not that the tax position will be sustained based on the technical merits of the position. The amount the Company recognizes is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon resolution. Future changes related to the expected resolution of uncertain tax positions could affect tax expense in the period when the change occurs.

The Company monitors for changes in tax laws and reflect the impacts of tax law changes in the period of enactment. In response to the United States tax reform legislation enacted on December 22, 2017 (“U.S. tax reform”), the U.S. Securities and Exchange Commission (“SEC”) issued guidance that allowed the Company to record provisional amounts for the impacts of U.S. tax reform if the full accounting could not be completed before the Company filed their 2017 financial statements. For provisions of the tax law where the Company was unable to make a reasonable estimate of the impact, the guidance allowed the Company to continue to apply the historical tax provisions in computing its income tax liability and deferred tax assets and liabilities as of December 31, 2017. The guidance allowed the Company to finalize accounting for the U.S. tax reform changes within one year of the December 22, 2017 enactment date.

PARADISE, INC.

AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

NOTE 1:	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Reclassifications

Certain minor reclassifications have been made to the 2017 consolidated financial statements in order to conform to the classifications used in 2018.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842)(ASU 2016-02). Under ASU 2016-2, an entity will be required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU 2016-02 offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. For public companies, ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, and requires a modified retrospective adoption, with early adoption permitted. The Company has evaluated the effect of this standard at December 31, 2018. There was no material financial impact.

Except as noted above, the Company’s management does not believe that recent codified pronouncements by the Financial Accounting Standards Board (“FASB”) (including its EITF), the AICPA or the Securities and Exchange Commission will have a material impact on the Company’s current or future consolidated financial statements.

PARADISE, INC.

AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

NOTE 2:	INVENTORIES

	2018	2017

Supplies	$203,562	$194,346
Raw Materials	6,509,732	5,855,658
Work in Progress	885,655	1,077,718
Finished Goods	1,732,584	2,400,924

Total	$9,331,533	$9,528,646

Included in Finished Goods inventory are estimated returns related to the Provision for Sales Returns totaling $746,985 (2018) and $1,175,925 (2017).

Substantially all inventories are pledged as collateral for certain short-term obligations.

NOTE 3:	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	2018	2017

Land and Improvements	$656,040	$656,040
Buildings and Improvements	7,921,697	7,944,723
Machinery and Equipment	13,502,773	13,289,669
Vehicles	767,615	705,189
Furniture and Fixtures	734,254	721,511

Total	23,582,379	23,317,132
Less: Accumulated Depreciation	19,455,531	19,045,405

Net	$4,126,848	$4,271,727

All of the real property, machinery and equipment are pledged as collateral for the Company’s short-term debt obligations.

Depreciation expense for the years ended December 31, 2018 and 2017 was $410,126 and $409,381, respectively.

PARADISE, INC.

AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

NOTE 4:	SHORT-TERM DEBT

	2018	2017

Letters of credit and other short-term debt under a revolving line of credit with a bank.	$284,016	$541,572

TOTAL	$284,016	$541,572

On July 31, 2017, Paradise, Inc. renewed its revolving line of credit with SunTrust Bank through July 31, 2019. This renewal provides for a maximum limit of $12 million and a borrowing limit of 80% of the Company’s eligible receivables plus the lessor of $6,000,000 or 50% of the Company’s eligible inventory from January 1 to May 31 and 60% from June 1 to December 31 of each year. Within this agreement are letters of credit with a limit of $1,750,000. The Company’s borrowings are secured by all of the assets of the Company and requires that certain conditions be met for the Company to continue borrowing, including debt service coverage and debt to equity ratios and other financial covenants including an agreement not to encumber a mortgage on the property without bank approval. The Company was in compliance with these covenants at December 31, 2018. Interest is payable monthly at the bank’s LIBOR plus 1.75%.

Amortization expense of loan origination costs for the years ended December 31, 2018 and 2017 was $18,000 and $6,000, respectively.

PARADISE, INC.

AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

NOTE 5:	OPERATING LEASES

The Company leases certain automobiles and office equipment under operating leases ranging in length from thirty-six to sixty months. Lease payments charged to operations amounted to $72,687 (2018) and $79,457 (2017), respectively.

At December 31, 2018, future minimum payments required under leases with terms greater than one year are as follows:

Years Ending	Operating
December 31,	Leases

2019	$34,950
2020	12,846
2021	980

Total Minimum Lease Payments	$48,776

NOTE 6:	ACCRUED EXPENSES

Accrued Expenses consisted of the following:

	2018	2017

Accrued Payroll	$222,042	$196,558
Accrued Brokerage Payable	210,040	181,900
Coupon Reimbursement	56,166	41,325

Total	$488,248	$419,783

PARADISE, INC.

AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

NOTE 7:	PROVISION FOR FEDERAL AND STATE INCOME TAXES

The Company’s provision (benefit) for income taxes was as follows:

	2018	2017

Current Federal Taxes	$106,157	$168,909
Current State Taxes	-	17,701

Current Provision	106,157	186,610

Deferred Federal Taxes	(166,234)	(38,667)
Deferred State Taxes	(43,537)	(4,128)

Deferred Provision	(209,771)	(42,795)

Total Provision (Benefit)	$(103,614)	$143,815

The income tax provision (benefit) differs from the amount of tax determined by applying the Federal statutory rate as follows:

	2018	2017

Statutory tax	$(150,680)	$155,934
State income tax, net of federal tax	(39,464)	16,648
Nondeductible expenses	60,342	6,390
Change in deferred taxes due to enacted changes in tax law	-	(35,148)
Other	26,188	(9)

	$(103,614)	$143,815

PARADISE, INC.

AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

NOTE 7:	PROVISION FOR FEDERAL AND STATE INCOME TAXES (CONTINUED)

Net deferred tax assets and liabilities were comprised of the following:

	2018	2017
Current deferred tax assets (liabilities):
Allowance for Sales Returns and Related Provision for Return of Finished Goods	$67,268	$103,523
Inventory Valuation	277,475	184,580
Prepaid Expenses	(49,403)	(98,653)
Net Operating Loss	105,384	-
Charitable Contribution	1,413	-

Total deferred tax assets	$402,137	$189,450

Non current deferred tax liabilities:
Tax over Book Depreciation and Amortization	$(276,053)	$(273,137)

Total deferred tax liabilities – noncurrent	$(276,053)	$(273,137)

Net deferred tax asset (liability)	$126,084	$(83,687)

As of December 31, 2018 and 2017, we do not expect that any of the tax positions taken by the Company, if challenged, would result in a significant tax liability.

PARADISE, INC.

AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

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

PARADISE, INC.

AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

NOTE 8:	BUSINESS SEGMENT DATA (CONTINUED)

	YEAR ENDED	YEAR ENDED
	2018	2017

NET SALES IN EACH SEGMENT

Candied Fruit:
Sales to Unaffiliated Customers	$14,954,061	$16,566,096

Molded Plastics:
Sales to Unaffiliated Customers	5,180,937	4,952,396

Net Sales	$20,134,998	$21,518,492

	YEAR ENDED	YEAR ENDED
	2018	2017

THE OPERATING PROFIT OF EACH SEGMENT IS LISTED BELOW

Candied Fruit	$2,869,091	$4,148,227
Molded Plastics	396,430	247,972

Operating Profit of Segments	3,265,521	4,396,199

General Corporate Expenses, Net	(3,916,150)	(3,905,263)
General Corporate Depreciation and Amortization Expense	(57,460)	(40,801)
Other (Expense) Income	(9,435)	8,493

(Loss) Income Before Provision for Income Taxes	$(717,524)	$458,628

PARADISE, INC.

AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

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

	YEAR ENDED	YEAR ENDED
	2018	2017

Identifiable Assets of Each Segment are Listed Below:

Candied Fruit	$11,224,415	$11,078,549
Molded Plastics	3,807,342	4,231,007

Identifiable Assets	15,031,757	15,309,556
General Corporate Assets	9,751,985	10,222,173

Total Assets	$24,783,742	$25,531,729

Included in Identifiable Assets of the Molded Plastics Segment is goodwill totaling $413,280 at both December 31, 2018 and 2017.

PARADISE, INC.

AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

NOTE 8:	BUSINESS SEGMENT DATA (CONTINUED)

Identifiable assets by segment are those assets that are principally used in the operations of each segment. General corporate assets are principally cash, land and buildings.

	YEAR ENDED	YEAR ENDED
	2018	2017

Depreciation and Amortization Expense of Each Segment are Listed Below:

Candied Fruit	$216,210	$216,607
Molded Plastics	154,456	157,973

Segment Depreciation and Amortization Expense	370,666	374,580
General Corporate Depreciation and Amortization Expense	57,460	40,801

Total Depreciation and Amortization Expense	$428,126	$415,381

	YEAR ENDED	YEAR ENDED
	2018	2017

Capital Expenditures of Each Segment are Listed Below:

Candied Fruit	$231,504	$492,425
Molded Plastics	24,294	41,757

Segment Capital Expenditures	255,798	534,182
General Corporate Capital Expenditures	77,829	10,290

Total Capital Expenditures	$333,627	$544,472

The Company conducts operations only within the United States. Foreign sales are insignificant; primarily all sales are to domestic companies.

PARADISE, INC.

AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

NOTE 9:	MAJOR CUSTOMERS

During 2018, the Company derived 12% and 12% of its consolidated revenues from each Walmart Stores, Inc. and Aqua Cal, Inc., respectively. During 2017, the Company derived 17% and 10% of its consolidated revenues from Walmart Stores, Inc. and Aqua Cal, Inc., respectively. As of December 31, 2018 and 2017, Walmart Stores, Inc.’s accounts receivable balance represented 62% and 63% of total accounts receivable before allowance for returns, respectively, and Aqua Cal, Inc.’s accounts receivable balance represented 8% and 9% of total accounts receivable at December 31, 2018 and 2017, respectively.

NOTE 10:	MAJOR VENDORS

During 2018 and 2017, the Company purchased 53% and 35% of its inventory from three suppliers. At December 31, 2018 and 2017, amounts owed to these suppliers is 32% and 10% of total accounts payable, respectively.

NOTE 11:	CONCENTRATION OF CREDIT RISK

Cash is maintained at a major financial institution and, at times, balances may exceed federally insured limits. The Company’s deposits in excess of federally insured limits at December 31, 2018 and 2017 were approximately $7,639,000 and $8,188,000, respectively.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

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

Disclosure controls and procedures mean the methods designed to ensure that information that the Company is required to disclose in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods required. Our controls and procedures include, without limitation, controls and procedures designed to ensure that all information required to be disclosed by us in the reports that we file with or submit to the Securities and Exchange Commission is accumulated and communicated to our management, including our principal executive and principal financial officers to allow timely decisions regarding disclosure. Our controls and procedures are also designed to provide reasonable assurance of the reliability of our financial reporting and accurate recording of our financial transactions.

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

Subsequent to the initial filing of the Company’s annual report on Form 10-K for the year ended December 31, 2017, management identified a material weakness in internal control relevant to the Company’s timeliness of the issuance and related year end accrual of credit memos for customer returns, allowances, discounts and incentives that related to 2017 sales. This weakness in internal control resulted in a material misstatement of the financial statements and required restatement of the financial statements included in the Company’s Form 10-K for the year ended December 31, 2017 and in the Company’s Form 10-Q for the quarterly period ended March 31, 2018. These misstatements, which were not detected timely by management, were the result of inadequate design of controls pertaining to the Company’s review and ongoing monitoring of its procedures. The deficiency represents a material weakness in the Company’s internal control over financial reporting.

Item 9A.	Controls and Procedures (Continued)

(a) Evaluation of Disclosure Controls and Procedures (Continued)

As of December 31, 2018, Management implemented and integrated additional procedures around the reporting and tracking of credit memos for returns, allowances, discounts and incentives to ensure that all amounts are properly recorded and remediate the material weakness identified above. As of December 31, 2018 and based upon its evaluation of the Company’s disclosure controls and procedures, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. Management’s evaluation was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Our internal control over financial reporting includes those policies and procedures that:

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

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our consolidated financial statements.

Item 9A.	Controls and Procedures (Continued)

(b) Changes in Internal Control over Financial Reporting (Continued)

Management’s Annual Report on Internal Control over Financial Reporting (Continued)

Because of its inherent limitations, internal control over financial reporting determined to be effective can provide only reasonable assurance with respect to financial statement preparation and may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of the year ended December 31, 2018, our internal control over financial reporting was effective.

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

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Directors of the Registrant

Melvin S. Gordon –	Chairman and Director of the Registrant, 85 years old.
Term of office will expire at next stockholders’ meeting.
Officer with Registrant past 54 years.

Eugene L. Weiner –	Vice-President of the Registrant, 87 years old.
Term of office will expire at next stockholders’ meeting.
Officer with Registrant past 53 years.

Randy S. Gordon –	CEO and President of the Registrant, 63 years old.
Term of office will expire at next stockholders’ meeting.
Employee or officer of Registrant past 40 years.

Tracy W. Schulis –	Senior Vice-President and Secretary of the Registrant,
61 years old. Term of office will expire at next stockholders’
meeting. Employee or officer of Registrant past 39 years.

Mark H. Gordon –	Executive Vice-President of the Registrant, 56 years old.
Term of office will expire at next stockholders’ meeting.
Employee or officer of Registrant past 33 years.

The employment histories with, and significant contributions to, the Company by each of the individuals above are the basis for the Company’s decision to nominate such individuals for election to the Board.

Executive Officers of the Registrant

Randy S. Gordon –	CEO and President, 63 years old.
Term of office will expire at next annual directors’ meeting.
Employee or officer of Registrant past 40 years.

Eugene L. Weiner –	Vice-President, 87 years old.
Term of office will expire at next annual directors’ meeting.
Officer with Registrant past 53 years.

Tracy W. Schulis –	Senior Vice-President and Secretary, 61 years old.
Term of office will expire at next annual directors’ meeting.
Employee or officer of Registrant past 39 years.

Mark H. Gordon –	Executive Vice-President, 56 years old.
Term of office will expire at next annual directors’ meeting.
Employee or officer of Registrant past 33 years.

Jack M. Laskowitz –	CFO and Treasurer, 62 years old.
Term of office will expire at next annual directors’ meeting.
Employee or officer with Registrant past 18 years.

III-1

Item 10.	Directors and Executive Officers of the Registrant (Continued)

Family Relationships

Melvin S. Gordon is the father of Randy S. Gordon and Mark H. Gordon.

Board Independence and Committees

All Directors of the Company are executive officers of the Company, except for Melvin S. Gordon, who is the beneficial owner of 37.1% of the Company’s common stock.  As a result, none of the Company’s Directors are “independent” as that term is defined in the listing standards for NASDAQ companies.

The Company does not have a standing audit committee and has not adopted a written charter relating to the Board’s audit duties. Instead, the entire Board of Directors acts as an audit committee for the purpose of overseeing the accounting and financial reporting processes, risk oversight of the Company, audits of the financial statements of the Company, and the independence of the Company’s auditors. The Securities and Exchange Commission (the “Commission”) has adopted regulations relating to audit committee composition and functions, including disclosure requirements relating to the presence of an “audit committee financial expert” serving on its audit committee. In connection with these requirements, the Company’s Board of Directors examined the Commission’s definition of “audit committee financial expert” and the Board concluded that Mr. Eugene Weiner, although not independent, otherwise qualifies as an “audit committee financial expert.”

Code of Business Conduct and Ethics

The Company has adopted a Code of Business Conduct and Ethics that applies to all executive officers, directors and employees of the Company. The Company hereby undertakes to provide to any person without charge, upon request, a copy of its Code of Ethics.   Such request should be made by contacting the Company’s President and CEO, Randy S. Gordon, at the Company’s principal offices (1200 W. Dr. Martin Luther King, Jr. Blvd, Plant City, Florida 33563, telephone number (813) 752-1155).

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s officers and directors, and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than ten percent beneficial owners are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.   The Company believes that, during its most recently completed fiscal year ended on December 31, 2018, no Section 16(a) reports were required to be filed by its officers, directors, and greater than ten percent beneficial owners.

III-2

Item 11.	Executive Compensation

(a) and (b)

The following summary compensation table sets forth all remuneration paid or accrued by the Company and its subsidiaries for the years ended December 31, 2018 and 2017 to its Chief Executive Officer, the two other highest paid executive officers whose total remuneration exceeded $100,000 (collectively with the CEO, the “named executive officers”), and the Company’s Chief Financial Officer, Mr. Laskowitz.

COMPENSATION

				ALL OTHER	TOTAL
NAME AND PRINCIPAL				COMPENSATION	COMPENSATION
POSITION	YEAR	SALARY	BONUS	( 1 and 2 )	( 1 and 2 )

Randy S. Gordon,
President and Chief
Executive Officer	2018	214,548	-	29,343	243,891
	2017	220,855	49,246	30,559	300,660

Mark H. Gordon,
Executive Vice-President	2018	214,548	-	29,485	244,033
	2017	213,150	46,646	28,821	288,617

Tracy W. Schulis,
Senior Vice-President and Secretary	2018	214,548	-	44,558	259,106
	2017	213,452	52,441	45,496	311,389

Jack M. Laskowitz,
Chief Financial Officer	2018	137,260	-	14,008	151,268
	2017	137,260	26,822	14,147	178,229

NOTES TO THE ABOVE TABLE

1.	Includes personal use of Company automobiles and PS-58 costs.

2.	All Other Compensation includes life insurance premiums paid on behalf of the officers in accordance with the Company’s 162 bonus plan, premiums on long term disability policies, plus matching contributions provided for by the Company’s 401(k) Retirement Savings Plan.

III-3

Item 11.	Executive Compensation (Continued)

Employment Agreements and Retention Agreement

On April 5, 2018, the Company entered into new employment agreements with Randy S. Gordon, President and Chief Executive Officer, Mark H. Gordon, Executive Vice President, and Tracy W. Schulis, Senior Vice President, in each case effective as of January 1, 2018.   Each agreement has an initial term of two years. Thereafter, the agreements automatically renew for successive two-year terms, unless the Company provides to the executive at least one hundred twenty days prior to expiration of the term written notification that it intends not to renew such executive’s agreement. Under the agreements, the initial base salary of each executive is $215,000, each executive is eligible to earn an annual bonus with a target bonus amount of $50,000 but with the actual bonus amount to be determined by the Company’s Board of Directors in its sole discretion, and each is entitled to participate in and receive payments from any incentive compensation plans as may be adopted by the Company and available to other employees of the Company. In addition to benefits available to employees of the Company generally, each agreement provides for life insurance coverage, with all premiums paid by the Company, plus payment of membership dues for a country club or similar club. Life insurance premiums and membership dues are subject to a tax gross-up payment. Each agreement contains a non-compete provision for one year following termination.

Under the agreements, in the event of the termination of the executive’s employment (i) by the Company (including by non-renewal) other than for cause (as defined in the employment agreements) or (ii) by the executive upon (a) a good faith determination by such employee that there has been a material breach of his employment agreement by the Company, (b) a material adverse change in such employee’s working conditions or status, (c) a significant relocation of such employee’s principal office, or (d) during the twenty-four month period following a change of control (as defined in the employment agreements), a good faith determination by him that there has been any of the following: a breach of his employment agreement by the Company, any adverse change in his working conditions, status, authority, duties, responsibilities, or any requirement that he relocate his principal office to a location that is more than twenty miles from the location of his principal office immediately prior to the change of control, then such employee will be paid (subject to a Section 280G cap), a one-time, lump-sum severance payment equal to the sum of his annual base salary in effect at the time of such termination plus his average bonus for the two fiscal years immediately preceding such termination, and will receive up to twelve months of benefits continuation.  Under the agreements, each executive will be entitled to any earned but unpaid bonus at the time of his termination unless he is terminated by the Company for cause.

Effective as of October 31, 2017, the Company entered into a retention agreement with Jack M. Laskowitz, Chief Financial Officer.  Mr. Laskowitz is not a named executive officer of the Company.  Pursuant to the retention agreement, Mr. Laskowitz would be entitled to a bonus in the amount of $75,000 upon a change of control so long as Mr. Laskowitz remains employed by the Company through the closing date of such transaction and otherwise complies with the requirements set forth in the retention agreement, including execution and delivery of a general release of claim.

Outstanding Equity Awards at Fiscal-Year End

There were no outstanding equity awards at December 31, 2018 for any of the named executive officers or Mr. Laskowitz.

III-4

Item 11.	Executive Compensation (Continued)

Director Compensation

All Directors of the Company, except for Melvin S. Gordon, are also executive officers of the Company and do not receive any additional compensation in their role as Directors.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)

The following table sets forth as of March 31, 2019, information concerning the beneficial ownership of the common stock of the Company by the persons who own, are known by the company to own, or who the Company has been advised have filed with the S.E.C. declarations of beneficial ownership, of more than 5% of the outstanding common stock.

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

III-5

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

III-6

Item 13.	Certain Relationships and Related Transactions

None

Item 14.	Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed for professional services rendered by Warren Averett, LLC for the audits of the Company’s annual consolidated financial statements and review of consolidated financial statements included in the Company’s Form 10-K and Forms 10-Q for fiscal years 2018 and 2017 were $177,598 and $157,443, respectively. At the time of this filing, not all audit fees had been billed for the 2018 fiscal year.

All Other Fees

Fees billed by Warren Averett, LLC for other products and services provided during the years ended December 31, 2018 and 2017 were approximately $29,490 and $27,681, respectively.

The Company has not formally designated an audit committee and as a result, the entire board of directors performs the duties of an audit committee. It’s the Board’s policy to pre-approve all services provided by our auditors.

III-7

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Exhibit (3) –	Articles of Incorporation and By-Laws (Incorporated by reference from Exhibits to Paradise, Inc.’s Annual Report on Form 10-KSB for the year ended December 31, 1993, filed on March 31, 1994)

Exhibit (10.1) –	Employment Agreement, effective as of January 1, 2018, between the Company and Randy S. Gordon (Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 9, 2018)

Exhibit (10.2) –

Employment Agreement, effective as of January 1, 2018, between the Company and Mark H. Gordon (Incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 9, 2018)

Exhibit (10.3) –

Employment Agreement, effective as of January 1, 2018, between the Company and Tracy W. Schulis (Incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 9, 2018)

Exhibit (10.4) –

Retention Agreement, dated as of October 31, 2017, between the Company and Jack M. Laskowitz (Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 7, 2018)

Exhibit (14) –	Code of Ethics - The Company hereby undertakes to provide to any person without charge, upon request as specified in Item 10 of this Annual Report on Form 10-K, a copy of its Code of Ethics

Exhibit (31.1) –	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith)

Exhibit (31.2) –	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith)

Exhibit (32.1) –	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (filed herewith)

Exhibit (32.2) –	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith)

Exhibit (EX-101.INS) – XBRL Instance Document

Exhibit (EX-101.SCH) – XBRL Taxonomy Extension Schema

Exhibit (EX-101.CAL) – XBRL Taxonomy Extension Calculation Linkbase

Exhibit (EX-101.DEF) – XBRL Taxonomy Extension Definition Linkbase

Exhibit (EX-101.LAB) – XBRL Taxonomy Extension Label Linkbase

Exhibit (EX-101.PRE) – XBRL Taxonomy Extension Presentation Linkbase

III-8

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 1, 2019	PARADISE, INC.
Date
/s/ Randy S. Gordon
Randy S. Gordon
President and Chief Executive Officer

In accordance with the Exchange Act this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

/s/ Melvin S. Gordon	Chairman and Director	April 1, 2019
Melvin S. Gordon		Date

/s/ Eugene L. Weiner	Vice-President	April 1, 2019
Eugene L. Weiner	and Director	Date

/s/ Randy S. Gordon	CEO, President and Director	April 1, 2019
Randy S. Gordon		Date

/s/ Tracy W. Schulis	Senior Vice-President,	April 1, 2019
Tracy W. Schulis	Secretary and Director	Date

/s/ Mark H. Gordon	Executive Vice-President	April 1, 2019
Mark H. Gordon	and Director	Date

/s/ Jack M. Laskowitz	CFO and Treasurer	April 1, 2019
Jack M. Laskowitz		Date

III-9