Form 10-Q
period 2019-03-31
PARADISE INC
filed 2019-05-20
CIK 76149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Act of 1934.

For the quarterly period ended March 31, 2019

or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Act of 1934.

Commission File No. 000-03026

__________________

PARADISE, INC.

________________

INCORPORATED IN FLORIDA

I.R.S. EMPLOYER IDENTIFICATION NO. 59-1007583

1200 W. DR. MARTIN LUTHER KING, JR. BLVD.,

PLANT CITY, FLORIDA 33563

(813) 752-1155

__________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐  No ☒

Securities registered pursuant to Section 12(b) of the Act: None
Title of each class	Trading symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

The number of shares outstanding of each of the issuer’s classes of common stock as of May 20, 2019 was 519,600 shares.

PARADISE, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019

INDEX

		PAGE
PART I.	FINANCIAL INFORMATION

	ITEM 1.

	CONSOLIDATED BALANCE SHEETS:

	Assets

	As of March 31, 2019 (Unaudited), December 31, 2018 and March 31, 2018 (Unaudited)	2

	Liabilities and Stockholders’ Equity

	As of March 31, 2019 (Unaudited), December 31, 2018 and March 31, 2018 (Unaudited)	3

	CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED):

	For the three-months ended March 31, 2019 and 2018	4

	CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	As of March 31, 2019 (Unaudited), December 31, 2018 and December 31, 2017	5

	CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED):

	For the three-months ended March 31, 2019 and 2018	6

	NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)	7 – 10

	ITEM 2.

	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	11 – 15

	ITEM 3.

	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK	16

	ITEM 4.

	CONTROLS AND PROCEDURES	16

PART II.	OTHER INFORMATION

	ITEMS 1 – 6.	17

SIGNATURES		18

PARADISE, INC.	COMMISSION FILE NO. 0-3026

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

PARADISE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	AS OF		AS OF
	MARCH 31,	AS OF	MARCH 31,
	2019	DECEMBER 31,	2018
	(UNAUDITED)	2018	(UNAUDITED)
ASSETS

CURRENT ASSETS:

Cash	$7,167,345	$8,036,052	$7,272,479
Accounts Receivable,
Less, Allowances of $437,043 (03/31/19),
$1,000,826 (12/31/18) and $0 (03/31/18)	928,842	1,993,564	1,163,303
Inventories:
Raw Materials	8,537,465	6,509,732	8,466,419
Work in Process	1,209	885,655	11,265
Supplies	203,562	203,562	194,346
Finished Goods	2,722,998	1,732,584	2,557,545
Income Tax Receivable	294,007	175,042	334,956
Prepaid Expenses and Other Current Assets	137,010	257,949	116,404

Total Current Assets	19,992,438	19,794,140	20,116,717

Property, Plant and Equipment,
Less, Accumulated Depreciation of
$19,556,393 (03/31/19), $19,455,531 (12/31/18) and $19,146,653 (03/31/18)	4,079,789	4,126,848	4,236,170
Goodwill	-	413,280	413,280
Deferred Income Taxes	126,084	126,084	-
Other Assets	437,136	323,390	406,549

TOTAL ASSETS	$24,635,447	$24,783,742	$25,172,716

See Accompanying Notes to these Consolidated Financial Statements (Unaudited)

	AS OF		AS OF
	MARCH 31,	AS OF	MARCH 31,
	2019	DECEMBER 31,	2018
	(UNAUDITED)	2018	(UNAUDITED)

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Short Term Debt	$624,166	$284,016	$797,254
Accounts Payable	934,108	931,424	569,533
Accrued Credits Due Fruit Customers	100,100	333,244	455,896
Accrued Expenses and Other Liabilities	560,221	488,248	253,269

Total Current Liabilities	2,218,595	2,036,932	2,075,952

DEFERRED INCOME TAXES	-	-	83,687

Total Liabilities	2,218,595	2,036,932	2,159,639

STOCKHOLDERS’ EQUITY:
Common Stock: $0.30 Par Value, 2,000,000 Shares Authorized, 583,094 Shares Issued, 519,600 Shares Outstanding	174,928	174,928	174,928
Capital in Excess of Par Value	1,288,793	1,288,793	1,288,793
Retained Earnings	21,226,350	21,556,308	21,822,575
Treasury Stock, at Cost, 63,494 Shares	(273,219)	(273,219)	(273,219)

Total Stockholders’ Equity	22,416,852	22,746,810	23,013,077

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$24,635,447	$24,783,742	$25,172,716

See Accompanying Notes to these Consolidated Financial Statements (Unaudited)

PARADISE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	FOR THE THREE MONTHS ENDED
	MARCH 31,
	2019	2018

Net Sales	$2,042,072	$2,126,278

Costs and Expenses:
Cost of Goods Sold	1,305,839	1,813,782
Selling, General and Administrative Expense	818,989	779,515
Goodwill Impairment	413,280	-
Amortization Expense	4,500	4,500

Total Costs and Expenses	2,542,608	2,597,797

Loss from Operations	(500,536)	(471,519)

Other Income (Expense)	51,613	(1,464)

Loss Before Income Taxes	(448,923)	(472,983)

Income Tax Benefit	118,965	125,340

Net Loss	$(329,958)	$(347,643)

Loss per Common Share (Basic and Diluted)	$(0.64)	$(0.67)

Dividend per Common Share	$0.00	$0.15

See Accompanying Notes to these Consolidated Financial Statements (Unaudited)

PARADISE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

		CAPITAL IN
	COMMON	EXCESS OF	RETAINED	TREASURY
	STOCK	PAR VALUE	EARNINGS	STOCK	TOTAL

Balance, December 31, 2017	$174,928	$1,288,793	$22,248,158	$(273,219)	$23,438,660

Cash Dividends Declared, $0.15 per Share			(77,940)		(77,940)

Net Loss			(613,910)		(613,910)

Balance, December 31, 2018	174,928	1,288,793	21,556,308	(273,219)	22,746,810

Net Loss			(329,958)		(329,958)

Balance, March 31, 2019	$174,928	$1,288,793	$21,226,350	$(273,219)	$22,416,852

See Accompanying Notes to these Consolidated Financial Statements (Unaudited)

PARADISE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	FOR THE THREE MONTHS ENDED
	MARCH 31,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(329,958)	$(347,643)
Adjustments to Reconcile Net Loss to Net Cash
Used in Operating Activities:
Depreciation and Amortization	105,363	105,749
Goodwill Impairment	413,280	-
Decrease (Increase) in:
Accounts Receivable	1,064,722	707,346
Inventories	(2,133,701)	(1,700,930)
Prepaid Expenses and Other Current Assets	120,939	107,980
Income Tax Receivable	(118,965)	(125,340)
Other Assets	(159,080)	(61,134)
Increase (Decrease) in:
Accounts Payable	2,684	(69,360)
Accrued Liabilities	(203,009)	(197,691)

Net Cash Used in Operating Activities	(1,237,725)	(1,581,023)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Property and Equipment	(11,966)	(65,692)
Increase in Cash Surrender Value of Life Insurance	45,334	-

Net Cash Provided by (Used in) Investing Activities	33,368	(65,692)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Short Term Debt	335,650	382,330
Payments on Short Term Debt	-	(131,148)

Net Cash Provided by Financing Activities	335,650	251,182

NET DECREASE IN CASH	(868,707)	(1,395,533)

CASH, AT BEGINNING OF PERIOD	8,036,052	8,668,012

CASH, AT END OF PERIOD	$7,167,345	$7,272,479

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
Income Tax	$-	$-

Noncash financing activity:
Dividends Declared	$-	$77,940

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

The information furnished herein reflects only the adjustments and accruals of a normal recurring nature management believes are necessary to fairly state the operating results for the respective periods. The notes to the unaudited consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company’s Form 10-K for the year ended December 31, 2018. The Company’s management believes that the disclosures are sufficient for interim financial reporting purposes.

Consumer demand for glacé fruit product is traditionally strongest during the Thanksgiving and Christmas season. Almost 80% of glacé fruit product sales are recorded during an eight to ten week period beginning in mid September. Therefore, the operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the current year.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842)(ASU 2016-02). Under ASU No. 2016-2, an entity will be required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU No. 2016-02 offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. ASU No. 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, and requires a modified retrospective adoption, with early adoption permitted. The Company adopted the new standard on January 1, 2019 on a modified retrospective basis. A right of use asset and respective liability were included in assets and liabilities as of January 1, 2019 in the amount of approximately $42,000. There was no material financial impact.

PARADISE, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

NOTE 2	IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In June 2016, the FASB issued an ASU on the measurement of credit losses on financial instruments. This ASU requires entities to measure the impairment of certain financial instruments, including trade receivables, based on expected losses rather than incurred losses. This ASU is effective for fiscal years beginning after December 15, 2019, with early adoption permitted for financial statement periods beginning after December 15, 2018. We are currently assessing the guidance. This ASU is not expected to have a material impact on our consolidated financial statements.

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

PARADISE, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

NOTE 5	BUSINESS SEGMENT DATA

The Company’s operations are conducted through two business segments. These segments, and the primary operations of each, are as follows:

Business Segment	Operation

Fruit	Production of candied fruit, a basic fruitcake ingredient, sold to manufacturing bakers, institutional users, and retailers for use in home baking. Also, based on market conditions, the processing of frozen strawberry products, for sale to commercial and institutional users such as preservers, dairies, drink manufacturers, etc.

Molded Plastics	Production of plastics containers and other molded plastics for sale to various food processors and others.

	March 31,	March 31,
	2019	2018

Net Sales in Each Segment

Fruit:
Sales to Unaffiliated Customers	$690,918	$592,618

Molded Plastics:
Sales to Unaffiliated Customers	1,351,154	1,533,660

Net Sales	$2,042,072	$2,126,278

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

PARADISE, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

NOTE 5	BUSINESS SEGMENT DATA (CONTINUED)

	March 31,	March 31,
	2019	2018

Identifiable Assets of Each Segment are Listed Below:

Fruit	$10,947,784	$11,812,208

Molded Plastics	4,853,716	4,416,137

Identifiable Assets	15,801,500	16,228,345

General Corporate Assets	8,833,947	8,944,371

Total Assets	$24,635,447	$25,172,716

Identifiable assets by segment are those assets that are principally used in the operations of each segment. General corporate assets are principally cash, prepaid expenses, other current assets, land and income tax assets.

NOTE 6	SUBSEQUENT EVENT

On April 15, 2019, Paradise, Inc. (the “Company”) entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Seneca Foods Corporation (“Seneca”) and its subsidiary (the “Buyer”). Pursuant to the Purchase Agreement, Buyer would acquire substantially all of the assets of the Company engaged in the production, manufacture, sale and distribution of glacé fruit product (the “Fruit Business”) on the satisfaction or waiver of the closing conditions set forth in the Purchase Agreement, which include approval of the transactions contemplated by the Purchase Agreement by holders of a majority of the Company’s outstanding common stock. The Company expects to call and hold a shareholders’ meeting seeking to obtain this approval and separate approval of a plan of dissolution and liquidation of its remaining assets, including the Company’s plastics division and its real property located in Plant City, Florida.

PARADISE, INC.	COMMISSION FILE NO. 0-3026

PART I.	FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward–Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact should be considered “forward-looking statements” for the purpose of these provisions, including statements that include projections of, or expectations about, earnings, revenues, costs or other financial items, statements about our plans and objectives for future operations, statements about the transactions contemplated by the Asset Purchase Agreement with Seneca Foods Corporation, statements about the proposed plan of dissolution and liquidation, statements about the related shareholder approval, statements regarding future economic conditions or performance, statements concerning our expectations regarding the attraction and retention of customers, statements about market risk and statements underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of such terminology as “may”, “will”, “expects”, “potential”, or “continue”, or the negative thereof or other similar words. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we can give no assurance that such expectations or any of our forward-looking statements will prove to be correct. Actual results and developments are likely to be different from, and may be materially different from, those expressed or implied by our forward-looking statements. Forward-looking statements are subject to inherent risks and uncertainties. Except as required by applicable law, we do not undertake to update any forward-looking statements.

Overview

Paradise, Inc.’s main business segment, glacé fruit, a prime ingredient of fruitcakes and other holiday confections, represented 74% of total net sales during 2018. These products are sold to manufacturing bakers, institutional users, supermarkets and other retailers throughout the country. Consumer demand for glacé fruit product is traditionally strongest during the Thanksgiving and Christmas season. Almost 80% of glacé fruit product sales are ordinarily recorded during an eight to ten week period beginning in mid-September.

Since the majority of the Company’s customers require delivery of glacé candied fruit products during this relatively short period of time, Paradise, Inc. must operate at consistent levels of production from as early as January through the middle of November of each year in order to meet peak demands. Furthermore, the Company must make substantial borrowings of short-term working capital to cover the cost of raw materials, factory overhead and labor expense associated with production for inventory. This combination of building and financing inventories during the year, without the opportunity to record any significant fruit product income, results in the generation of operating losses well into the third quarter of each year. Therefore, it is the opinion of management that meaningful forecasts of annual net sales or profit levels require analysis of a full year’s operations.

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

Paradise, Inc.’s other business segment, producing custom molding products, is not subject to the seasonality of the glacé fruit business. This segment represents all injection molding and thermoforming operations, including the packaging for the Company’s fruit products. Only sales to unaffiliated customers are reported.

PARADISE, INC.	COMMISSION FILE NO. 0-3026

PART I.	FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The First Quarter

Paradise, Inc.’s fruit segment net sales for the first quarter of 2019 totaled $690,918 compared to net sales of $592,618 for the similar reporting period of 2018 representing an increase of $98,300. It should be noted that fruit segment net sales during the first quarter of the year in the past have represented less than 5% of annual net sales. Products sold during the first quarter are mainly fruit ingredients produced in bulk quantities for industrial bakeries and supermarkets leading up to the Easter holiday period and the processing of fresh strawberries through its production facilities on behalf of a local Plant City, Florida distributor. Paradise, Inc., receives a negotiated fee (tolling fee) based on the number of pounds processed through its plant for this distributor. The combination of sales for bulk fruit along with the tolling fees accrued for the first three months of 2019 totaled $773,541 compared to $869,944 for the first three months of 2018. Also, during the first quarter of every year, management reviews its provision for sales returns recorded as of December 31st relating to retail products shipped to its customers during the previous year’s selling season, beginning in mid-September and running through the Thanksgiving and Christmas season. In addition, the Company reviews its accrual of a certain percentage of expenses related to various customer incentive programs for media print advertising or in-store promotions during the previous holiday selling season. As a result of management improving upon and developing more conservative estimates around retail returns and customer incentive programs for the year ended, there were minimal downward adjustments during the period ended March 31, 2019.

Paradise, Inc.’s molded plastics segment, which accounted for 26% of total net sales to unaffiliated customers for the previous year, generated net sales of $1,351,154 for the three months ended March 31, 2019 compared to $1,533,660 for the three months ended March 31, 2018. This decrease in net sales of $182,506 is directly related to timing as the shipment of new custom molding orders completed during the first quarter of 2019 was delayed into the second quarter of 2019.

Consolidated cost of sales as a percentage of net sales decreased 21% for the first quarter of 2019 compared to the first quarter of 2018. There are two main reasons for this decrease. First, fruit segment expenses associated with brining operations regarding the processing of orange peel received from a Central Florida supplier did not occur during the first quarter of 2019. Instead, the Company decided to contract for brined orange peel from an overseas supplier. This eliminated the need to hire additional labor during the first quarter resulting in payroll and payroll related savings in excess of $100,000 for the first quarter of 2019 compared to the first quarter of 2018. Second, the plastics segment received an increase in new customer purchase orders during the fourth quarter of 2018 and the first quarter of 2019. These new orders resulted in an increase of plastics finished goods inventory in excess of $300,000 as of March 31, 2019 compared to March 31, 2018 as the delivery of customer orders did not begin until the start of the second quarter of 2019. As a majority of plastics overhead such as labor, depreciation, property insurance and real estate taxes are relatively fixed from quarter to quarter an increase in production will have a positive impact (decrease) on cost of sales.

Selling, general & administrative (SG&A) expenses for the first three months of 2019 increased $39,474 to $818,989 from $779,515 for the first three months of 2018 as activities related to increases in professional fees incurred in exploring strategic alternatives, which began in February 2018, are still ongoing as of the date of this filing.

PARADISE, INC.	COMMISSION FILE NO. 0-3026

PART I.	FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Other Significant Items

As disclosed in Note 6 – Subsequent Event, on April 15, 2019, Paradise, Inc. (the “Company”) entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Seneca Foods Corporation (“Seneca”) and its subsidiary (the “Buyer”). Pursuant to the Purchase Agreement, Buyer would acquire substantially all of the assets of the Company engaged in the production, manufacture, sale and distribution of glacé fruit product (the “Fruit Business”) on the satisfaction or waiver of the closing conditions set forth in the Purchase Agreement, which include approval of the transactions contemplated by the Purchase Agreement by holders of a majority of the Company’s outstanding common stock.

The Company expects to call and hold a shareholders’ meeting seeking to obtain this approval and separate approval of a plan of dissolution and liquidation of its remaining assets, including the Company’s plastics division and its real property located in Plant City, Florida. As it relates to the liquidation of the plastics segment, management has determined the full carrying amount of goodwill exceeds its implied fair value. Therefore, Management has decided to charge this amount, $413,280, to earnings as of March 31, 2019.

Short Term Debt as of March 31, 2019 totaled $624,166 and primarily consist of letters of credit issued by the Company’s banking institution to Paradise, Inc.’s overseas supplier of certain raw fruit materials. The bank makes direct payments to the overseas supplier upon shipment and then charges Paradise, Inc. after receipt of these raw fruit materials with term extending to 180 days. As payment terms are consistent from period to period, the decrease in the liability as of March 31, 2019 of $624,166 compared to the liability of $797,254 as of March 31, 2018 relates to a decrease in the amount of product ordered from our overseas supplier for 2019.

Accounts Payable as of March 31, 2019 increased to $934,105 compared to $569,533 as of March 31, 2018, as the raw materials for several new plastics customers were purchased during the latter stage of the first quarter of 2019 compared to 2018. All outstanding invoices are paid within 30 days of receipt from our suppliers.

The Company after completing a Phase 1 and Phase 2 environmental study of its real property has engaged the services of an environmental consulting & contracting firm to provide remedial services. The cost to provide these services approximate $50,000. This amount is included in other liabilities on the Company’s balance sheet as of March 31, 2019.

Other Income (Expense) as of March 31, 2019 was $51,613 compared to ($1,464) as of March 31, 2018. This is primarily related to the split dollar life insurance policies for two senior members of Company management along with occasional recycling income related to scrap materials. For the first three months of 2019, the cash surrender value of these two polices increased $45,334 compared to a decrease of ($1,464) for the first three months of 2018.

PARADISE, INC.	COMMISSION FILE NO. 0-3026

PART I.	FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity and Capital Resources

We finance our ongoing operations primarily with cash provided by our operating activities. Our principal sources of liquidity are our cash flows provided by operating activities, our existing cash, and a line of credit facility. At March 31, 2019 and December 31, 2018, we had approximately $7.2 million and $8.0 million, respectively, in cash. The decrease in cash during the first quarter of 2019 of $0.9 million is consistent with prior years as we generally have to use available cash reserves until we start to receive payments from our fruit customers after the start of our shipping season beginning in the fourth quarter of the year. Additionally, we have a revolving line of credit with a maximum limit of $12 million and a borrowing limit of 80% of the Company’s eligible receivables plus 50% of the Company’s eligible inventory from January 1 to May 31 and 60% from June 1 to December 31 of each year, of which $0 was outstanding at March 31, 2019 and December 31, 2018. Within this agreement, there are letters of credit with a limit of $1,750,000, of which $624,166 was outstanding at March 31, 2019 and $284,016 at December 31, 2018. The line of credit agreement expires on July 31, 2019.

Summary

Paradise, Inc.’s consolidated net sales for the three months ended March 31, 2019 decreased $84,206 to $2,042,072 from $2,126,278 for the three months ended March 31, 2018. This decrease is related to first, the delay in the shipment of plastics customer finished goods purchase orders made during the first quarter of 2019 into the second quarter of 2019. Secondly, the Company’s decision to purchase orange peel in brine from an overseas supplier reduced Paradise, Inc.’s fruit segment payroll in excess of $100,000 during the first quarter of 2019. Correspondingly, cost of sales as a percentage of sales decreased 21% as the factory overhead absorbed by the increased production of finished goods inventory remained on the balance sheet as of March 31, 2019. Offsetting the decrease in cost of sales was management’s decision to impair goodwill of $413,280. This coupled with an increase in SG&A expenses related to the ongoing expenses of the Company’s financial advisor in connection with the exploration of strategic opportunities resulted in a Loss from Operations of ($500,536) for the three months ended March 31, 2019 compared to a Loss from Operations of ($471,519) for the three months ended March 31, 2018. It is important to note that with less than 5% of anticipated 2019 fruit segment net sales (assuming no closing of the asset sale to Seneca) processed and shipped as of March 31, 2019 and based on historical sales data which indicates that more than 80% of the Company’s annual fruit segment’s sales occurs during the months of September through November of each year, no realistic forecast or trend as to year end results can be developed as of the date of this filing. In this context, it is also important to note that the anticipated closing of the asset sale to Seneca would mean that the Company would no longer have fruit segment sales after such closing, which is anticipated to occur prior to September. However, the Company can make no assurances that the asset sale will actually close or as to the timing of such closing.

PARADISE, INC.	COMMISSION FILE NO. 0-3026

PART I.	FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Critical Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make assessments, estimates and assumptions that affect the amounts reported in the consolidated financial statements. We evaluate the accounting policies and estimates used to prepare the consolidated financial statements on an ongoing basis. Critical accounting estimates are those that require management’s most difficult, complex, or subjective judgments and have the most potential to impact our financial position and operating results. For a detailed discussion of our critical accounting estimates, see our Annual Report on Form 10-K for the year ended December 31, 2018. There have been no material changes to our critical accounting estimates during the three months ended March 31, 2019.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842)(ASU 2016-02). Under ASU No. 2016-2, an entity will be required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU No. 2016-02 offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. ASU No. 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, and requires a modified retrospective adoption, with early adoption permitted. The Company adopted the new standard on January 1, 2019 on a modified retrospective basis. A right of use asset and respective liability were included in assets and liabilities as of January 1, 2019 in the amount of approximately $42,000. There was no material financial impact.

In June 2016, the FASB issued an ASU on the measurement of credit losses on financial instruments. This ASU requires entities to measure the impairment of certain financial instruments, including trade receivables, based on expected losses rather than incurred losses. This ASU is effective for fiscal years beginning after December 15, 2019, with early adoption permitted for financial statement periods beginning after December 15, 2018. We are currently assessing the guidance. This ASU is not expected to have a material impact on our consolidated financial statements.

Except as noted above, the Company’s management does not believe that recent codified pronouncements by the Financial Accounting Standards Board (“FASB”) (including its EITF), the AICPA or the Securities and Exchange Commission will have a material impact on the Company’s current or future consolidated financial statements.

PARADISE, INC.	COMMISSION FILE NO. 0-3026

PART I.	FINANCIAL INFORMATION

Item 3.	Quantitative and Qualitative Disclosure about Market Risk – N/A

Item 4.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.

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

Subsequent to the initial filing of the Company’s annual report on Form 10-K for the year ended December 31, 2017, management identified a material weakness in internal control relevant to the Company’s timeliness of the issuance and related year end accrual of credit memos for the customer returns, allowances, discounts and incentives that related to 2017 sales. This weakness in internal control resulted in a material misstatement of the financial statements and required restatement of the financial statements included in the Company’s Form 10-K for the year ended December 31, 2017 and in the Company’s Form 10-Q for the quarterly period ended March 31, 2018. These misstatements, which were not detected timely by management, were the result of inadequate design of controls pertaining to the Company’s review and ongoing monitoring of its procedures. The deficiency represents a material weakness in the Company’s internal control over financial reporting.

As of March 31, 2019, Management has implemented and integrated additional procedures around the reporting and tracking of credit memos for returns, allowances, discounts and incentives to ensure that all amounts are properly recorded and remediate the material weakness identified above. As of March 31, 2019 and based upon its evaluation of the Company’s disclosure controls and procedures, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

PARADISE, INC.	COMMISSION FILE NO. 0-3026

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings – N/A

Item 1A.	Risk Factors – N/A

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds – N/A

Item 3.	Defaults Upon Senior Securities – N/A

Item 4.	Mine Safety Disclosures – N/A

Item 5.	Other Information – N/A

Item 6.	Exhibits

Exhibit Number	Description

2.1	Asset Purchase Agreement, dated as of April 15, 2019, by and among Paradise, Inc., Gray & Company and Seneca Foods Corporation

10.1	Form of Voting Agreement, dated as of April 15, 2019, by and among Gray & Company and the shareholders of Paradise, Inc. signatories thereto.

10.2	Form of Indemnification Agreement with directors and officers of Paradise, Inc.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EX-101.INS	XBRL Instance Document

EX-101.SCH	XBRL Taxonomy Extension Schema

EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase

EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase

EX-101.LAB	XBRL Taxonomy Extension Label Linkbase

EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase

PARADISE, INC.	COMMISSION FILE NO. 0-3026

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARADISE, INC.
A Florida Corporation

/s/ Randy S. Gordon	Date: May 20, 2019
Randy S. Gordon
President and Chief Executive Officer

/s/ Jack M. Laskowitz	Date: May 20, 2019
Jack M. Laskowitz
Chief Financial Officer and Treasurer

