Form 10-Q
period 2019-06-30
PARADISE INC
filed 2019-08-19
CIK 76149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Act of 1934.

For the quarterly period ended June 30, 2019

or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Act of 1934.

Commission File No. 000-03026

PARADISE, INC.

INCORPORATED IN FLORIDA

I.R.S. EMPLOYER IDENTIFICATION NO. 59-1007583

1200 W. DR. MARTIN LUTHER KING, JR. BLVD.,

PLANT CITY, FLORIDA 33563

(813) 752-1155

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        Yes    ☒    No    ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).        Yes    ☒    No    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Securities registered pursuant to Section 12(b) of the Act:  None.

Title of each class	Trading symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

The number of shares outstanding of each of the issuer’s classes of common stock as of August 19, 2019 was 519,600 shares.

PARADISE, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019

INDEX

		PAGE
PART I.	FINANCIAL INFORMATION

	ITEM 1.

	CONSOLIDATED BALANCE SHEETS:

	Assets

	As of June 30, 2019 (Unaudited), December 31, 2018 and June 30, 2018 (Unaudited)	2

	Liabilities and Stockholders’ Equity

	As of June 30, 2019 (Unaudited), December 31, 2018 and June 30, 2018 (Unaudited)	3

	CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED):

	For the three-months ended June 30, 2019 and 2018	4

	For the six-months ended June 30, 2019 and 2018	5

	CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	As of June 30, 2019 (Unaudited), December 31, 2018 and December 31, 2017	6

	CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED):

	For the six-months ended June 30, 2019 and 2018	7

	NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)	8 – 12

	ITEM 2.

	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	13 – 17

	ITEM 3.

	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK	18

	ITEM 4.

	CONTROLS AND PROCEDURES	18 - 19

PART II.	OTHER INFORMATION

	ITEMS 1 – 6.	20

SIGNATURES		21

PARADISE, INC.	COMMISSION FILE NO. 0-3026

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

PARADISE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	AS OF		AS OF
	JUNE 30,	AS OF	JUNE 30,
	2019	DECEMBER 31,	2018
	(UNAUDITED)	2018	(UNAUDITED)

ASSETS

CURRENT ASSETS:

Cash	$2,357,595	$8,036,052	$2,569,673
Accounts Receivable, Less, Allowances of $203,277 (06/30/19), $1,000,826 (12/31/18) and $0 (06/30/18)	905,559	1,993,564	857,674
Inventories:
Raw Materials	9,251,284	6,509,732	10,450,641
Work in Process	460,237	885,655	377,973
Supplies	203,562	203,562	194,346
Finished Goods	4,012,623	1,732,584	3,935,679
Income Tax Receivable	801,670	175,042	698,131
Prepaid Expenses and Other Current Assets	313,170	257,949	455,555

Total Current Assets	18,305,700	19,794,140	19,539,672

Property, Plant and Equipment, Less, Accumulated Depreciation of $19,657,266 (06/30/19), $19,455,531 (12/31/18) and $19,251,118 (06/30/18)	4,024,249	4,126,848	4,400,099
Goodwill	-	413,280	413,280
Deferred Income Taxes	126,084	126,084	-
Other Assets	447,142	323,390	369,300

TOTAL ASSETS	$22,903,175	$24,783,742	$24,722,351

See Accompanying Notes to these Consolidated Financial Statements (Unaudited)

	AS OF		AS OF
	JUNE 30,	AS OF	JUNE 30,
	2019	DECEMBER 31,	2018
	(UNAUDITED)	2018	(UNAUDITED)

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Short Term Debt	$382,210	$284,016	$543,310
Accounts Payable	1,048,649	931,424	1,379,817
Accrued Credits Due Fruit Customers	35,516	333,244	110,000
Accrued Expenses and Other Liabilities	473,676	488,248	144,164

Total Current Liabilities	1,940,051	2,036,932	2,177,291

DEFERRED INCOME TAXES	-	-	83,687

Total Liabilities	1,940,051	2,036,932	2,260,978

STOCKHOLDERS’ EQUITY:
Common Stock: $0.30 Par Value, 2,000,000 Shares Authorized, 583,094 Shares Issued, 519,600 Shares Outstanding	174,928	174,928	174,928
Capital in Excess of Par Value	1,288,793	1,288,793	1,288,793
Retained Earnings	19,772,622	21,556,308	21,270,871
Treasury Stock, at Cost, 63,494 Shares	(273,219)	(273,219)	(273,219)

Total Stockholders’ Equity	20,963,124	22,746,810	22,461,373

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$22,903,175	$24,783,742	$24,722,351

PARADISE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	FOR THE THREE MONTHS ENDED
	JUNE 30,
	2019	2018

Net Sales	$1,472,359	$1,523,097

Costs and Expenses:
Cost of Goods Sold	2,704,546	1,517,554
Selling, General and Administrative Expense	773,429	777,342
Goodwill Impairment	-	-
Amortization Expense	4,500	4,500

Total Costs and Expenses	3,482,475	2,299,396

Loss from Operations	(2,010,116)	(776,299)

Other Income	32,250	25,677

Loss Before Income Taxes	(1,977,866)	(750,622)

Income Tax Benefit	524,135	198,915

Net Loss	$(1,453,731)	$(551,707)

Loss per Common Share (Basic and Diluted)	$(2.80)	$(1.06)

Dividend per Common Share	$0.00	$0.00

See Accompanying Notes to these Consolidated Financial Statements (Unaudited)

PARADISE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	FOR THE SIX MONTHS ENDED
	JUNE 30,
	2019	2018

Net Sales	$3,514,431	$3,649,375

Costs and Expenses:
Cost of Goods Sold	4,010,385	3,331,336
Selling, General and Administrative Expense	1,592,418	1,556,857
Goodwill Impairment	413,280	-
Amortization Expense	9,000	9,000

Total Costs and Expenses	6,025,083	4,897,193

Loss from Operations	(2,510,652)	(1,247,818)

Other Income	83,866	24,213

Loss Before Income Taxes	(2,426,786)	(1,223,605)

Income Tax Benefit	643,100	324,255

Net Loss	$(1,783,686)	$(899,350)

Loss per Common Share (Basic and Diluted)	$(3.43)	$(1.73)

Dividend per Common Share	$0.00	$0.15

See Accompanying Notes to these Consolidated Financial Statements (Unaudited)

PARADISE, INC.	COMMISSION FILE NO. 0-3026

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

PARADISE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

		CAPITAL IN
	COMMON	EXCESS OF	RETAINED	TREASURY
	STOCK	PAR VALUE	EARNINGS	STOCK	TOTAL

Balance, December 31, 2017	$174,928	$1,288,793	$22,248,158	$(273,219)	$23,438,660

Cash Dividends Declared, $0.15 per Share			(77,940)		(77,940)

Net Loss			(613,910)		(613,910)

Balance, December 31, 2018	174,928	1,288,793	21,556,308	(273,219)	22,746,810

Net Loss			(1,783,686)		(1,783,686)

Balance, June 30, 2019	$174,928	$1,288,793	$19,772,622	$(273,219)	$20,963,124

See Accompanying Notes to these Consolidated Financial Statements (Unaudited)

PARADISE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	FOR THE SIX MONTHS ENDED
	JUNE 30,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(1,783,686)	$(899,350)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and Amortization	210,514	214,714
Goodwill Impairment	413,280	-
Decrease (Increase) in:
Accounts Receivable	1,088,005	1,012,975
Inventories	(4,596,173)	(5,429,993)
Prepaid Expenses and Other Current Assets	(55,221)	(231,171)
Income Tax Receivable	(626,628)	(488,515)
Other Assets	(123,752)	(23,885)
Increase (Decrease) in:
Accounts Payable	117,225	740,924
Accrued Liabilities	(354,138)	(574,750)

Net Cash Used in Operating Activities	(5,710,574)	(5,679,051)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Property and Equipment	(57,077)	(334,086)
Increase in Cash Surrender Value of Life Insurance	-	-

Net Cash Used in Investing Activities	(57,077)	(334,086)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Short Term Debt	510,070	(571,572)
Payments on Short Term Debt	(420,876)	564,310
Dividends Paid	-	(77,940)

Net Cash Provided by (Used in) Financing Activities	89,194	(85,202)

NET DECREASE IN CASH	(5,678,457)	(6,098,339)

CASH, AT BEGINNING OF PERIOD	8,036,052	8,668,012

CASH, AT END OF PERIOD	$2,357,595	$2,569,673

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
Income Tax	$-	$164,260

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

NOTE 2	IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

During the reporting period, the Company recognized revenue from the sale of candied fruit products which are sold to manufacturing bakers, institutional users and retailers. See Note 6 – Subsequent Events. The Company also recognizes revenue from the sale of molded plastics to unaffiliated customers. Revenue is recognized upon the shipment or delivery of goods depending on the agreed upon terms with the customer and is reported net of applicable provisions for discounts, returns, incentives and allowances.

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

During the reporting period, the Company’s operations were conducted through two business segments. These segments, and the primary operations of each, were as follows:

Business Segment	Operation

Fruit	Production of candied fruit, a basic fruitcake ingredient, sold to manufacturing bakers, institutional users, and retailers for use in home baking. Also, based on market conditions, the processing of frozen strawberry products, for sale to commercial and institutional users such as preservers, dairies, drink manufacturers, etc.

Molded Plastics	Production of plastics containers and other molded plastics for sale to various food processors and others.

	Three months ended	Three months ended
	June 30,	June 30,
	2019	2018

Net Sales in Each Segment

Fruit:
Sales to Unaffiliated Customers	$467,043	$226,673

Molded Plastics:
Sales to Unaffiliated Customers	1,005,316	1,296,424

Net Sales	$1,472,359	$1,523,097

	Six months ended	Six months ended
	June 30,	June 30,
	2019	2018

Net Sales in Each Segment

Fruit:
Sales to Unaffiliated Customers	$1,157,961	$819,291

Molded Plastics:
Sales to Unaffiliated Customers	2,356,470	2,830,084

Net Sales	$3,514,431	$3,649,375

PARADISE, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

NOTE 5	BUSINESS SEGMENT DATA (CONTINUED)

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

	June 30,	June 30,
	2019	2018

Identifiable Assets of Each Segment are Listed Below:

Fruit	$13,966,909	$15,207,924

Molded Plastics	4,210,425	4,588,675

Identifiable Assets	18,177,334	19,796,599

General Corporate Assets	4,725,841	4,925,752

Total Assets	$22,903,175	$24,722,351

Identifiable assets by segment are those assets that are principally used in the operations of each segment. General corporate assets are principally cash, prepaid expenses, other current assets, land and income tax assets.

NOTE 6	SUBSEQUENT EVENTS

On July 31, 2019, Paradise, Inc. (the “Company”) completed the sale of substantially all of the assets (the “Asset Sale”) of the Company engaged in the production, manufacture, sale and distribution of glacé fruit product (the “Fruit Business”) to Seneca Foods Corporation and its subsidiary (collectively, “Seneca”) in accordance with the terms of the Asset Purchase Agreement among such parties dated as of April 15, 2019 (the “Purchase Agreement”).

In accordance with the terms of the Purchase Agreement, the aggregate purchase price for the Fruit Business was approximately $13.7 million, consisting of cash consideration of approximately $13.4 million (as adjusted for the final inventory value calculated shortly following closing) and assumed liabilities of approximately $0.3 million. Approximately $0.4 million of the cash purchase price was used to repay the Company’s outstanding balance under its revolving credit facility, which terminated at closing, and $0.9 million of the cash purchase price is being held in escrow to satisfy indemnification obligations of the Company. There was no gain or loss to the Company based on the terms of the agreement.

PARADISE, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

NOTE 6	SUBSEQUENT EVENTS (CONTINUED)

Inventory Value	$12,757,430	Including Post-Closing Inventory Adjustment

Equipment Book Value	620,154	Book Value as of July 31, 2019

Closing Purchase Price	13,377,584

Less:

Escrow Account	938,800

Seller short term debt	411,925

One – half of escrow agent fee	1,250

Balance Due Seller	$12,025,609

	Three months ended	Three months ended
	June 30,	June 30,
	2019	2018

Fruit:
Sales to Unaffiliated Customers	$467,043	$226,673

Fruit Operating Profit	(608,575)	(455,981)

	Six months ended	Six months ended
	June 30,	June 30,
	2019	2018

Fruit:
Sales to Unaffiliated Customers	$1,157,961	$819,291

Fruit Operating Profit	(978,761)	(589,670)

On July 31, 2019, in connection with the Asset Sale and as contemplated by the Purchase Agreement, the Company entered into a Co-Pack Agreement with Seneca, pursuant to which the Company has agreed to process, manufacture and package the products of the Fruit Business for Seneca for the 2019 season using the equipment and inventory purchased by Seneca pursuant to the Purchase Agreement. Pursuant to the Co-Pack Agreement, Seneca will make weekly payments to the Company based on an agreed upon budget that includes a 10% profit, with a true-up payment by or to the Company to be made at the end of the season.

In connection with the Purchase Agreement, Randy S. Gordon, Mark H. Gordon and Tracy W. Schulis entered into consulting agreements with Seneca. The description of such agreements is incorporated herein by reference to the section titled “Consulting Agreements” on page 43 of the Company’s definitive proxy statement on Schedule 14A filed on July 8, 2019.  Pursuant to his retention agreement with the Company, Jack  Laskowitz received a bonus in the amount of  $75,000 upon the closing of the Asset Sale.

Pursuant to their employment agreements with the Company, Randy S. Gordon, Mark H. Gordon, and Tracy W. Schulis are entitled to severance payments if terminated following either the consummation of the Asset Sale or the sale of substantially all of the assets of the Company in Liquidation. The payments are described in detail in the section titled “The Severance Payments Proposal” beginning on page 77 of the Company’s definitive proxy statement on Schedule 14A filed on July 8, 2019, which disclosure is incorporated herein by reference.

On July 29, 2019, the shareholders of the Company approved the Plan of Complete Liquidation and Dissolution (the “Liquidation Plan”), which gives the Company’s Board of Directors discretion to determine when and whether to proceed with the Liquidation Plan and which the Board envisions will lead to the sale of the Company’s remaining assets, including its plastics business and real estate.   See the section titled “Timing and Effect of Liquidation and Business Activities During Liquidation”  beginning on page 57 of the Company’s definitive proxy statement on Schedule 14A filed on July 8, 2019, which disclosure is incorporated herein by reference.

The Company plans to terminate its registration under the Exchange Act and cease filing periodic reports with the SEC as soon as practicable.

PARADISE, INC.	COMMISSION FILE NO. 0-3026

PART I.	FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward–Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact should be considered “forward-looking statements” for the purpose of these provisions, including statements that include projections of, or expectations about, earnings, revenues, costs or other financial items, statements about our plans and objectives for future operations,   statements about the transactions contemplated by the Asset Purchase Agreement with Seneca Foods Corporation, statements about the plan of dissolution and liquidation, statements regarding future economic conditions or performance, statements concerning our expectations regarding the attraction and retention of customers, statements about market risk and statements underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of such terminology as “may”, “will”, “expects”, “potential”, or “continue”, or the negative thereof or other similar words. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we can give no assurance that such expectations or any of our forward-looking statements will prove to be correct. Actual results and developments are likely to be different from, and may be materially different from, those expressed or implied by our forward-looking statements. Forward-looking statements are subject to inherent risks and uncertainties. Important factors that could cause actual results to differ from those expressed or implied by the forward-looking statements include the possibility that disruption from the pending dissolution may make it more difficult to maintain business and operational relationships for the Company; that the Company may not be successful in its attempt to sell the assets related to its plastics division and its real property located in Plant City, Florida on favorable terms, and that the other anticipated benefits from the sale of the Fruit Business or the Liquidation Plan will not be realized. Except as required by applicable law, we do not undertake to update any forward-looking statements.

Overview / Recent Developments

Paradise, Inc.’s main business segment, glacé fruit, a prime ingredient of fruitcakes and other holiday confections, represented 74% of total net sales during 2018. These products were sold to manufacturing bakers, institutional users, supermarkets and other retailers throughout the country. Consumer demand for glacé fruit product is traditionally strongest during the Thanksgiving and Christmas season. Almost 80% of glacé fruit product sales were ordinarily recorded during an eight to ten week period beginning in mid-September.

Since the majority of the Company’s customers required delivery of glacé candied fruit products during this relatively short period of time, Paradise, Inc. had to operate at consistent levels of production from as early as January through the middle of November of each year in order to meet peak demands. Furthermore, the Company had to make substantial borrowings of short-term working capital to cover the cost of raw materials, factory overhead and labor expense associated with production for inventory. This combination of building and financing inventories during the year, without the opportunity to record any significant fruit product income, resulted in the generation of operating losses well into the third quarter of each year.

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

Overview / Recent Developments (Continued)

On July 31, 2019, the Company completed the sale of substantially all of its assets (the “Asset Sale”) engaged in the production, manufacture, sale and distribution of glacé fruit product (the “Fruit Business”) to Seneca Foods Corporation and its subsidiary (collectively, “Seneca”) in accordance with the terms of the Asset Purchase Agreement among such parties dated as of April 15, 2019 (the “Purchase Agreement”).

In accordance with the terms of the Purchase Agreement, the aggregate purchase price for the Fruit Business was approximately $13.7 million, consisting of cash consideration of approximately $13.4 million (as adjusted for the final inventory value calculated shortly following closing) and assumed liabilities of approximately $0.3 million. Approximately $0.4 million of the cash purchase price was used to repay the Company’s outstanding balance under its revolving credit facility, which terminated at closing, and $0.9 million of the cash purchase price is being held in escrow to satisfy indemnification obligations of the Company.

On July 31, 2019, in connection with the Asset Sale and as contemplated by the Purchase Agreement, the Company entered into a Co-Pack Agreement with Seneca, pursuant to which the Company has agreed to process, manufacture and package the products of the Fruit Business for Seneca for the 2019 season using the equipment and inventory purchased by Seneca pursuant to the Purchase Agreement. Pursuant to the Co-Pack Agreement, Seneca will make weekly payments to the Company based on an agreed upon budget that includes a 10% profit, with a true-up payment by or to the Company to be made at the end of the season.

In connection with the Purchase Agreement, Randy S. Gordon, Mark H. Gordon and Tracy W. Schulis entered into consulting agreements with Seneca. The description of such agreements is incorporated herein by reference to the section titled “Consulting Agreements” on page 43 of the Company’s definitive proxy statement on Schedule 14A filed on July 8, 2019.  Pursuant to his retention agreement with the Company, Jack  Laskowitz received a bonus in the amount of  $75,000 upon the closing of the Asset Sale.

Pursuant to their employment agreements with the Company, Randy S. Gordon, Mark H. Gordon, and Tracy W. Schulis are entitled to severance payments if terminated following either the consummation of the Asset Sale or the sale of substantially all of the assets of the Company in Liquidation. The payments are described in detail in the section titled “The Severance Payments Proposal” beginning on page 77 of the Company’s definitive proxy statement on Schedule 14A filed on July 8, 2019, which disclosure is incorporated herein by reference.

On July 29, 2019, the shareholders of the Company approved the Plan of Complete Liquidation and Dissolution (the “Liquidation Plan”), which gives the Company’s Board of Directors discretion to determine when and whether to proceed with the Liquidation Plan and which the Board envisions will lead to the sale of the Company’s remaining assets, including its plastics business and real estate.   See the section titled “Timing and Effect of Liquidation and Business Activities During Liquidation”  beginning on page 57 of the Company’s definitive proxy statement on Schedule 14A filed on July 8, 2019, which disclosure is incorporated herein by reference.

The Company plans to terminate its registration under the Exchange Act and cease filing periodic reports with the SEC as soon as practicable.

As a result of the Company closing the Asset Sale and entering into the Co-Pack Agreement, the results of operations and financial condition discussed in this section are not indicative of the results of operations and financial condition the Company expects for the remainder of 2019.

The First Six Months

Paradise, Inc.’s consolidated net sales for the six months ended June 30, 2019 decreased $134,944 to $3,514,431 from $3,649,375 for the six months ended June 30, 2018. Cost of sales as a percentage of total sales increased 23% as the Company purchased finished brine inventory during the first six months instead of processing fruit through the Company’s in house brining facility as in the prior year. This increase in cost of sales combined with the impairment of the Plastics segment’s goodwill for $413,280 resulted in a loss from operations of $(2,426,786) for the first six months of 2019 compared to $(1,223,605) for the first six months of 2018.

PARADISE, INC.	COMMISSION FILE NO. 0-3026

PART I.	FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The First Six Months (Continued)

Paradise, Inc.’s fruit segment net sales for the first six months of 2019 totaled $1,157,961 compared to net sales of $819,291 for the similar reporting period of 2018 representing an increase of $338,670. Products sold during the first six months of the year are primarily fruit ingredients produced in bulk quantities for industrial bakeries and supermarkets leading up and through the Easter holiday period along with the processing of fresh strawberries through its production facilities on behalf of a local Plant City, Florida distributor. Paradise, Inc., received a negotiated fee (tolling fee) based on the number of pounds processed through its plant for this distributor. The combination of net sales of bulk fruit ingredients along with the tolling fees accrued for the first six months of 2019 totaled $1,284,346 compared to $1,296,935 for the first six months of 2018. During the first six months of the year, management reviewed its provision for sales returns recorded as of December 31st relating to retail products shipped to its customers during the previous year’s selling season, beginning in mid-September and running through the Thanksgiving and Christmas season. In addition, the Company reviewed its accrual of a certain percentage of expenses related to various customer incentive programs for media print advertising or in-store promotions during the previous holiday selling season. As a result of management improving upon and developing more conservative estimates for retail returns and customer incentive programs, there were minimal downward adjustments during the six month period ended June 30, 2019.

Paradise, Inc.’s molded plastics segment, which accounted for 26% of total net sales to unaffiliated customers for the previous year, generated net sales of $2,356,470 for the six months ended June 30, 2019 compared to $2,830,084 for the six months ended June 30, 2018. This decrease in net sales of $473,614 is due to a decrease in orders from a long term customer along with delays in the shipment of new custom molding orders completed during the first several months of 2019 into the second half of 2019.

Consolidated cost of sales as a percentage of net sales increased 23% for the first six months of 2019 compared to the first six months of 2018. The primary reason for this increase is that the Company’s Central Florida supplier of orange peel (peel) was unable to fulfill the Company’s 2019 estimated production needs. Thus, management contracted for the purchase of brined peel from an overseas supplier and expensed significant factory overhead. It should be noted that processing of fruit materials produced in finished goods inventory was less than 25% complete for the first six months of operations for 2019. Thus, until 100% of all raw fruit materials have been processed into finished goods inventory no reasonable estimate of the cost of sales can be determined from results reported as of June 30, 2019.

Selling, general & administrative (SG&A) expenses remained consistent for the first six months of 2019 as SG&A expenses totaled $1,592,418 compared to $1,556,857 for the first six months of 2019 as activities related to exploring strategic alternatives, which began in February 2018 continued beyond the end of the second quarter of 2019.

PARADISE, INC.	COMMISSION FILE NO. 0-3026

PART I.	FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Other Significant Items

Short Term Debt as of June 30, 2019 totaled $382,210 and primarily consisted of letters of credit issued by the Company’s banking institution to Paradise, Inc.’s overseas supplier of certain raw fruit materials. The bank makes direct payments to the overseas supplier upon shipment and then charges Paradise, Inc. after receipt of these raw fruit materials with term extending to 180 days. As payment terms are consistent from period to period, the decrease in the liability as of June 30, 2019 to $382,210 compared to the liability of $543,310 as of June 30, 2018 relates to a decrease in the amount of product ordered from our overseas supplier for 2019.

The Company after completing a Phase 1 and Phase 2 environmental study of its real property has engaged the services of an environmental consulting & contracting firm to provide remedial services. The cost to provide these services approximate $60,000. This amount is included in other liabilities on the Company’s balance sheet as of June 30, 2019.

Other Income for the six months ended June 30, 2019 was $83,866 compared to $24,213 for the six months ended June 30, 2018. This increase is related to the increase in value of life insurance policies for two senior members of Company’s Board of Directors. Paradise, Inc. is a beneficiary on the two insurance policies for the amount of premiums paid to-date.

Liquidity and Capital Resources

We finance our ongoing operations primarily with cash provided by our operating activities. Historically, our principal sources of liquidity have been our cash flows provided by operating activities, our existing cash, and a line of credit facility. At June 30, 2019 and December 31, 2018, we had approximately $2.4 million and $8.0 million, respectively, in cash. The decrease in cash during the first six months of 2019 of $5.6 million is consistent with prior years as we generally have to use available cash reserves until we start to receive payments from our fruit customers after the start of our shipping season beginning in the fourth quarter of the year. Additionally, we had a revolving line of credit with a maximum limit of $12 million and a borrowing limit of 80% of the Company’s eligible receivables plus 50% of the Company’s eligible inventory from January 1 to May 31 and 60% from June 1 to December 31 of each year, of which $0 was outstanding at June 30, 2019 and December 31, 2018. Within this agreement, there were letters of credit with a limit of $1,750,000, of which $382,210 was outstanding at June 30, 2019 and $284,016 at December 31, 2018. The line of credit agreement expired on July 31, 2019 and it was not renewed.

In connection with the Asset Sale described in the section entitled “Overview / Recent Developments” above, the Company received cash proceeds of approximately $13.0 million after repaying the outstanding balance under its revolving credit facility, with $0.9 million of such cash proceeds being held in escrow to satisfy indemnification obligations of the Company.

Following the closing of the Asset Sale on July 31, 2019 and continuing through the 2019 season, the Company is receiving weekly payments from Seneca based on an agreed upon budget that includes a 10% profit, with a true-up payment by or to the Company to be made at the end of the season, pursuant to the Co-Pack Agreement described in the section entitled “Overview / Recent Developments” above.

PARADISE, INC.	COMMISSION FILE NO. 0-3026

PART I.	FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Critical Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make assessments, estimates and assumptions that affect the amounts reported in the consolidated financial statements. We evaluate the accounting policies and estimates used to prepare the consolidated financial statements on an ongoing basis. Critical accounting estimates are those that require management’s most difficult, complex, or subjective judgments and have the most potential to impact our financial position and operating results. For a detailed discussion of our critical accounting estimates, see our Annual Report on Form 10-K for the year ended December 31, 2018. There have been no material changes to our critical accounting estimates during the six months ended June 30, 2019.

Impact of Recently Issued Accounting Pronouncements

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

As of June 30, 2019, Management has implemented and integrated additional procedures around the reporting and tracking of credit memos for returns, allowances, discounts and incentives to ensure that all amounts are properly recorded and remediate the material weakness identified above. As of June 30, 2019 and based upon its evaluation of the Company’s disclosure controls and procedures, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

On July 31, 2019, in connection with the Asset Sale described in the section entitled “Overview / Recent Developments” in Item 2 above and as contemplated by the Purchase Agreement, the Company entered into a Co-Pack Agreement with Seneca, pursuant to which the Company will process, manufacture and package the products of the Fruit Business for Seneca for the 2019 season using the equipment and inventory purchased by Seneca pursuant to the Purchase Agreement. Pursuant to the Co-Pack Agreement, Seneca will make weekly payments to the Company based on an agreed upon budget that includes a 10% profit, with a true-up payment by or to the Company to be made at the end of the season.

Item 6.	Exhibits

Exhibit
Number	Description

2.1	Asset Purchase Agreement, dated as of April 15, 2019, by and among Paradise, Inc., Gray & Company and Seneca Food Corporation *

10.1	Form of Voting Agreement, dated as of April 15, 2019, by and among Gray & Company and the shareholders of Paradise, Inc. signatories thereto. *

10.2	Form of Indemnification Agreement with directors and officers of Paradise, Inc. *

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EX-101.INS	XBRL Instance Document

EX-101.SCH	XBRL Taxonomy Extension Schema

EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase

EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase

EX-101.LAB	XBRL Taxonomy Extension Label Linkbase

EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 16, 2019

PARADISE, INC.	COMMISSION FILE NO. 0-3026

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARADISE, INC.
A Florida Corporation

/s/ Randy S. Gordon	Date: August 19, 2019
Randy S. Gordon
President and Chief Executive Officer

/s/ Jack M. Laskowitz	Date: August 19, 2019
Jack M. Laskowitz
Chief Financial Officer and Treasurer